Form 10-K
period 1994-01-01
SAFEWAY INC
filed 1994-03-25
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 1, 1994
                                       or
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______
                         Commission file number  1-41

                                  SAFEWAY INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                     94-3019135
       (State or other jurisdiction        (I.R.S. Employer
            of incorporation or           Identification No.)
               organization)

          Fourth and Jackson Streets
             Oakland, California                   94660
            (Address of principal               (Zip Code)
             executive offices)

       Registrant's telephone number,         (510) 891-3000
           including area code

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on
                                           which registered
        Common Stock, $0.01 par        New York Stock Exchange
            value per share
      Warrants to purchase Common      New York Stock Exchange
                 Stock

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

(Cover continued on following page)

(Cover continued from previous page)

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 15 1994, was $887 million.

As of March 15, 1994, there were issued and outstanding
102,164,599 shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are incorporated by reference to the extent specified herein:


  Document Description                           10-K Part
  --------------------                           ---------
1993 Annual Report to Stockholders               I, II, III, IV
1994 Proxy Statement dated March 29, 1994        III


                             SAFEWAY INC. AND SUBSIDIARIES


PART I

Item 1.  Business and Item 2.  Properties

General:

Information appearing under the caption "Company in Review" beginning on page 10 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

Retail Operations:

Information appearing under the caption "Retail Operations" on pages 10 and 11 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

Manufacturing and Wholesale Operations:

Information appearing under the caption "Manufacturing and Wholesale Operations" on page 11 of the Company's 1993
Annual Report to Stockholders is incorporated herein by this reference.

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. The Company's non-food products are manufactured from a wide variety of minerals, chemicals, fabrics, plastics, and metals. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

Capital Expenditures:

Information appearing under the caption "Capital Expenditure
Program" on page 11 of the Company's 1993 Annual Report to
Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:


                            Total
                            Five
                            Years   1993   1992   1991   1990   1989
                            -----   ----   ----   ----   ----   ----

New stores:
  New locations              55         8     12      9     19      7
  Replacements               90         6     23     24     11     26
                            ---     -----  -----  -----  -----  -----
                            145        14     35     33     30     33
                            ---     -----  -----  -----  -----  -----
                            ---     -----  -----  -----  -----  -----

Remodels:
  Expansions                104        27     23     22     11     21
  "Four-Wall" remodels      306        18     40     55     79    114
                            ---     -----  -----  -----  -----  -----
                            410        45     63     77     90    135
                            ---     -----  -----  -----  -----  -----
                            ---     -----  -----  -----  -----  -----

Closures                    211        39     49     37     26     60
  Stores at year-end                1,078  1,103  1,117  1,121  1,117


                             SAFEWAY INC. AND SUBSIDIARIES

Financial Information About Industry Segments:

This information is omitted because the Company has no significant lines of business or industry segments except the principal business of operating retail supermarkets.

Trademarks:

The Company has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 100 other trademarks registered in the United States Patent and Trademark Office, including its product line names such as Lucerne, Bel-air, TownHouse, and SELECT. Each trademark registration is for an initial period of 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

Working Capital:

At year-end 1993, working capital deficit was composed of $1.5 billion of current assets and $1.7 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends; however, during 1993 Safeway significantly increased cash flow from operations through improved working capital management. There are no unusual industry practices or requirements relating to working capital items.

Competition:

Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway's stores vary by market area. The principal competitive factors that affect the Company's business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional, and national food chains as well as independent food stores and markets comprise the principal competition, although Safeway also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of its markets.

Through year-end 1992, new store openings by competitors with labor costs substantially below Safeway's were threatening the Company's long-term viability in its Alberta, Canada division. This competitive wage disparity was significantly reduced during the first quarter of 1993, when retail employees in the Alberta division approved a new contract which reduced wages, established a gain-sharing plan, and provided for a voluntary buyout program. Several weeks before employees approved the new contract, Safeway dramatically reduced prices in the Alberta division. The savings that Safeway began realizing in the second quarter of 1993 from the new labor contract were offset through the third quarter by the increased training costs and reduced productivity associated with the new employees. By the fourth quarter, the Alberta division had improved productivity.

                             SAFEWAY INC. AND SUBSIDIARIES

Compliance with Environmental Laws:

The Company's compliance with the federal, state, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

Employees:

At year-end 1993, the Company had approximately 105,900 full and part-time employees. Approximately 90% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of 13 different international unions. There are approximately 575 such agreements, typically having three-year terms, with some agreements having terms up to five years. The Company renegotiates a significant number of these agreements every year. While the Company believes that its relationship with its employees is good, work stoppages that could result from failure to renew contracts covering a significant number of employees could have an adverse effect on Safeway's operations.

Financial Information About Foreign and Domestic Operations and Export Sales:

Note K to the consolidated financial statements, included on page 35 of the Company's 1993 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area. At year-end 1993, the Company's foreign operations were composed of retail grocery, manufacturing, and wholesale operations in Canada and a 49% equity investment in Casa Ley, S.A. de C.V. ("Casa Ley"), a Mexican company. Other than the competitive nature of the retail food business, the Company is not aware of anyother significant risks of operating in these foreign countries.

Casa Ley had total assets of $365.5 million and $294.5 million as of September 30, 1993 and 1992, respectively, based on financial information provided by Casa Ley.
According to Casa Ley's financial statements, sales and net income were $925.8 million and $39.5 million, respectively, for the 12 months ended September 30, 1993, and $752.7 million and $33.8 million for the 12 months ended September
30, 1992.

                             SAFEWAY INC. AND SUBSIDIARIES

Terms of Outstanding Indebtedness:

Information appearing in Note B to the consolidated financial statements on pages 25 through 27 of the Company's
1993 Annual Report to Stockholders is incorporated herein by this reference.

The following description of the Bank Credit Agreement and the Working Capital Credit Agreement (the "Bank Agreements") and the indentures related to the 9.35% Senior Subordinated Notes due 1999, the 9.65% Senior Subordinated Debentures due 2004, the 9.875% Senior Subordinated Debentures due 2007 and the 10% Senior Subordinated Notes due 2001 (collectively, the "Notes and Debentures"), the 9.30% Senior Secured Debentures due 2007 (the "9.30% Senior Debentures") and the 10% Senior Notes due 2002 (the "10% Senior Notes") does not purport to be complete and is subject to and qualified in its entirety by reference to the Bank Agreements and such indentures, which have been filed with the Commission. Capitalized terms used herein which are not otherwise defined shall have the meanings assigned to them in the definitive agreements and instruments governing such indebtedness.

Negative covenants contained in the Bank Agreements prohibit the Company from paying cash dividends on its capital stock and restrict the ability of the Company and, in some cases, its subsidiaries, to, among other things: (i) incur debt,
(ii) incur liens, (iii) make investments or enter into joint ventures, (iv) incur or create contingent obligations, (v) make distributions on or redemptions of its capital stock,
(vi) make capital expenditures, (vii) prepay or repay subordinated indebtedness, including the Notes and the Debentures, (viii) make certain fundamental changes in corporate structure or business activities including certain mergers or consolidations, liquidations, dissolutions, or disposing of material amounts of assets other than in the ordinary course of business, (ix) incur obligations as lessee with respect to the lease of any property, (x) become liable in sale and leaseback transactions, (xi) sell or discount receivables, (xii) enter into certain transactions with shareholders and affiliates, (xiii) dispose of subsidiary equity securities, (xiv) engage in unrelated business activities, (xv) amend or modify the documents governing subordinated indebtedness, and (xvi) engage in transactions or fail to make payments which result in penalties under ERISA.

In addition, the Bank Agreements require that the Company meet specific financial ratio tests, including a ratio of consolidated cash flow available for fixed charges to consolidated fixed charges and a ratio of consolidated total debt to consolidated capitalization.

The indentures related to the Notes and the Debentures restrict the ability of the Company, and in some cases, its subsidiaries, to, among other things: (i) pay cash dividends or make other distributions on or redemptions of its capital stock, (ii) incur debt, (iii) incur liens, (iv) enter into transactions with stockholders and affiliates, and (v) consolidate, merge or dispose of all or substantially all of its assets. In particular, the indentures limit the ability of the Company to incur debt in certain circumstances, unless the Company meets a specified consolidated fixed charge ratio.

Item 3.  Legal Proceedings

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note H to the consolidated financial statements on pages 32 and 33 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 1993.

                             SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note L to the consolidated financial statements on page 36 of the Company's 1993 Annual Report to Stockholders and is incorporated herein by this reference. There were 4,833 stockholders of record as of March 15, 1994, however, approximately 34% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock was $24.625 as of the close of business on March 15, 1994.

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Bank Agreements and the indentures relating to the Notes and Debentures. The Bank Agreements provide that the Company may not declare or pay any dividend or make any distribution with respect to its common stock (other than dividends or distributions payable in its common stock). Under the indentures relating to the Notes and Debentures and the 9.30% Senior Debentures, the Company may declare or pay dividends or make distributions with respect to its common stock (other than dividends or distributions payable in its common stock) if at the time of such payment or distribution
(i) no default or event of default under such indentures shall have occurred and be continuing and (ii) certain aggregate payment limitations set forth in such indentures shall have been satisfied provided that the foregoing is not violated by the payment of dividends up to 6% per annum of the net proceeds received by the Company in the initial public offering and in any subsequent public offerings of Common Stock. Net proceeds from the 1990 initial public offering and the 1991 public offering of Common Stock were approximately $120 million and $340 million, respectively. The Company has not paid dividends on common stock through 1993 and has no current plans for dividend payments.

Item 6.  Selected Financial Data

The "Five-Year Summary Financial Information" included on page 12 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under Item 8, Consolidated Financial Statements and Supplementary Data.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Information appearing under the caption "Financial Review" on pages 13 through 16 and under the caption "Capital
Expenditure Program" on page 11 of the Company's 1993 Annual
Report to Stockholders is incorporated herein by this reference.

Item 8.  Consolidated Financial Statements and Supplementary
         Data

Pages 17 through 41 of the Company's 1993 Annual Report to
Stockholders, which include the consolidated financial statements, consolidated financial statement schedules,
Computation of Earnings Per Common Share and Common Share
Equivalent listed as Exhibit 11.1 to Item 14(a)3, and the Independent Auditors' Reports as listed in Item 14(a)1 and
14(a)2.2, are incorporated herein by this reference.

                             SAFEWAY INC. AND SUBSIDIARIES


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange
          Act

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1994 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. The names and ages of the current executive officers of the Company and their positions as of March 15, 1994, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

                                                      Year First Elected
Name and all Positions with the Company               ------------------
Held at March 15, 1994                          Age     Officer   Present Office
- ---------------------------------------         ---     -------   --------------

Steven A. Burd (1)                              44        1992        1992
  President and Chief Executive Officer
Frithjof J. Dale                                49        1982        1991
  Group Vice President
  Finance
Julian C. Day (2)                               41        1993        1993
  Executive Vice President and Chief
  Financial Officer
E. Richard Jones                                49        1983        1988
  Executive Vice President
  Supply Operations
George D. Marshall                              54        1979        1979
  Senior Vice President
  Industrial Relations
Kenneth W. Oder (3)                             46        1993        1993
  Executive Vice President
  Labor Relations, Human Resources,
  Legal and Public Affairs
Larree M. Renda                                 35        1994        1994
  Senior Vice President
  Corporate Retail Operations
Michael C. Ross (4)                             46        1993        1993
  Senior Vice President
  Secretary and General Counsel


                               SAFEWAY AND SUBSIDIARIES


Item 10. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange
          Act (continued)

                                                      Year First Elected
Name and all Positions with the Company               ------------------
Held at March 15, 1994                          Age     Officer   Present Office
- ---------------------------------------         ---     -------   --------------


Wilber L. Schinner                              53        1984        1988
  Senior Vice President
  Director of Marketing
Richard A. Wilson                               60        1988        1988
  Vice President
  Tax
Donald P. Wright                                41        1991        1991
  Senior Vice President
  Real Estate and Engineering


_______________________________

(1)  Previously the owner of Burd & Associates.
(2)  Previously self-employed as an independent consultant.
(3)  Previously a partner at the law firm of Latham & Watkins.
(4)  Previously a partner at the law firm of Latham & Watkins.

Compliance with Section 16(a) of the Exchange Act. Information appearing under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's 1994 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1994 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" in the Company's 1994 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1994 Proxy Statement is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Note J to the consolidated financial statements, included on page 35 of the Company's 1993 Annual Report to Stockholders, and the captions
"Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1994 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                            SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:
    Consolidated Statements of Income for fiscal 1993, 1992, and 1991.
    Consolidated Balance Sheets as of the end of fiscal 1993 and 1992.
    Consolidated Statements of Cash Flows for fiscal 1993,
    1992, and 1991.
    Consolidated Statements of Stockholders' Equity for fiscal 1993, 1992, and 1991.
    Notes to Consolidated Financial Statements.
    Independent Auditors' Report.

2.1 Consolidated Financial Statement Schedules of the
    Company for fiscal 1993, 1992, and 1991 are incorporated by reference in PART II, Item 8:

    Schedule V     Property, Plant and Equipment

    Schedule VI    Accumulated Depreciation and Amortization of
                   Property, Plant and Equipment

    Schedule IX    Short-term Borrowings

2.2 Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than
    Related Parties, and Independent Auditors' Report thereon are included on pages 16 and 17 of this report.

3.  The following exhibits are filed as part of this report:

Exhibit 3.1     Restated Certificate of Incorporation of the
                Company (incorporated by reference to Exhibit
                3.1 to Registration Statement No. 33-33388).


Exhibit 3.2 Form of By-laws of each of the SSI Companies except the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-9047), Form of By-laws of the Company as amended
                (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-33388), and
                Amendment to the Company's By-laws effective
                March 8, 1993.

Exhibit 4(i).1 Form of Warrant Agreement between the Company and The First National Bank of Boston as Warrant Agent relating to Warrants to purchase shares of common stock of the Company (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-9913) and Amendment to the Warrant Agreement between the Company and The First National Bank of Boston as Warrant Agent relating to Warrants to purchase shares of common stock of the Company (incorporated by reference to Exhibit 4(i).6 to Registrant's Form 10-K for the year ended December 30, 1989).

Exhibit 4(i).2  Specimen Warrant (incorporated by reference to
                Exhibit 4(i).5 to Registration Statement No. 33-33388).

Exhibit 4(i).3 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 (i).2 to Registration
                Statement No. 33-33388).

                            SAFEWAY INC. AND SUBSIDIARIES


Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K (continued)

Exhibit 4(i).4 Registration Rights Agreement dated November 25, 1986, between the Company and certain limited partnerships (incorporated by reference to
                Exhibit 4(i).4 to Registration Statement No. 33-
                33388).

Exhibit 4(i).5 Indenture dated as of November 20, 1991, among the Company and The Bank of New York, as
                Trustee, relating to the Company's Senior
                Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-
                K dated November 13, 1991).

Exhibit 4(i).6 Form of Officers' Certificate establishing the terms of the 10% Senior Subordinated Notes due December 1, 2001, including the form of Note (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated November 13, 1991).

Exhibit 4(i).7 Form of Officers' Certificate establishing the terms of the 9.65% Senior Subordinated Debentures due January 15, 2004, including the form of Debenture (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated January 15, 1992).

Exhibit 4(i).8 Indenture dated as of February 1, 1992, between the Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2001, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4.14 of Registrant's Form 10-K for the year ended December 28, 1991).

Exhibit 4(i).9 Indenture dated as of March 15, 1992, between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).10 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999, and the 9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).11 Indenture dated as of September 1, 1992, between the Company and The Chase Manhattan Bank
                (National Association), as Trustee, relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992).

Exhibit 4(i).12 Form of Officers' Certificate relating to the
                Company's Fixed Rate Medium-Term Notes and the Company's Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2,
                4.3 and 4.4 of Registrant's Form 8-K dated
                September 16, 1992).

Exhibit 4(i).13 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s
                Medium-Term Notes entitled 10% Senior Notes due November 1, 2002, including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated November 5,
                1992).

                            SAFEWAY INC. AND SUBSIDIARIES


Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K (continued)

Exhibit 4(i).14 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s
                Medium-Term Notes entitled Medium-Term Notes due
                June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits
                4.1 and 4.2 of Registrant's Form 8-K dated June
                1, 1993).

Exhibit 4(i).15 Company Pledge Agreement, dated as of November
                24, 1986, between the Company and Bankers Trust
                Company, as collateral agent, form of First
                Amendment thereto dated as of June 12, 1990, and form of the Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to
                Exhibit 4.5 of Registrant's Form 8-K dated
                November 13, 1991) and Third Amendment dated as of January 28, 1992, to Company Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger
                (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).16 Trademark Security Agreement and Conditional
                Assignment, dated as of November 24, 1986, between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of the Second Amendment thereto dated as of November 8, 1991, (incorporated by reference to
                Exhibit 4.6 of Registrant's Form 8-K dated
                November 13, 1991) and Third Amendment dated as of January 28, 1992, to Safeway Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger
                (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).17 Pledge and Security Agreement, dated as of
                November 26, 1986, between the Company and
                Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of the Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.7 of Registrant's Form 8-
                K dated November 13, 1991) and Third Amendment dated as of January 28, 1992, to Company Pledge and Security Agreement (Inventory) between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.5 of Registrant's Form
                8-K dated March 17, 1992).

Exhibit 4(i).18 Intercreditor Agreement (Company Pledge), dated as of November 24, 1986, among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank and Norwest
                Bank Minneapolis, N.A., and form of the First
                Amendment thereto dated as of November 8, 1991
                (incorporated by reference to Exhibit 4.8 of Registrant's Form 8-K dated November 13, 1991) and Second Amendment dated as of January 28, 1992, to Intercreditor Agreement (Company
                Pledge), among the Company, Bankers Trust
                Company, as agent, collateral agent and interest rate exchanger, Harris Trust and Savings Bank,
                Norwest Bank Minneapolis, N.A. and The Bank of
                New York (incorporated by reference to Exhibit
                4.6 of Registrant's Form 8-K dated March  17,
                1992).

                                           12

                            SAFEWAY INC. AND SUBSIDIARIES


Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K (continued)


Exhibit 4(i).19 Intercreditor Agreement (Substitute Collateral), dated as of November 24, 1986, among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank and Norwest Bank Minneapolis, N.A., and form of the First Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit
                   4.9 of Registrant's Form 8-K dated November 13,
                   1991) and Second Amendment dated as of January 28, 1992, to Intercreditor Agreement (Substitute Collateral) among the Company, Bankers Trust Company, as agent, collateral agent and interest rate exchanger, Harris Trust and Savings Bank, Norwest Bank Minneapolis, N.A. and The Bank of New York (incorporated by reference to Exhibit
                   4.7 of Registrant's Form 8-K dated March 17,
                   1992).

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992, among the Company, the banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).19 of Registrant's Form 10-K for the year ended January 2, 1993).

Exhibit 4(i).21 Form of Second Amended and Restated Working Capital Credit Agreement dated as of June 14, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992, among the Company, the Banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).20 of Registrant's Form 10-K dated January 2, 1993).

Exhibit 4(iii) Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1* Safeway Inc. Outside Director Equity Purchase
                   Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36753).

Exhibit 10(iii).2* Share Appreciation Rights Plan of Canada Safeway
                   Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 28, 1991).

Exhibit 10(iii).3* Share Appreciation Rights Plan of Lucerne Foods
                   Ltd. (incorporated by reference to Exhibit
                   10(iii).18 to Registrant's Form 10-K for the
                   year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 28, 1991).
________________________
*  Management contract, or compensatory
   plan or arrangement

                      SAFEWAY INC. AND SUBSIDIARIES

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K (continued)

Exhibit 10(iii).4* Letter Agreement dated March 24, 1993, between the Company and Peter A. Magowan (incorporated by reference to Exhibit 10(iii).6 to Registrant's Form 10-Q for the quarterly period ending June 19, 1993).

Exhibit 10(iii).5*  Settlement Agreement and General Release of
                    Claims dated October 6, 1993, between the
                    Company and Robert H. Kinnie (incorporated by reference to Exhibit 10(iii).8 to Registrant's
                    Form 10-Q for the quarterly period ending
                    September 11, 1993).

Exhibit 10(iii).6*  Stock Option Plan for Consultants of Safeway
                    Inc. (incorporated by reference to Exhibit
                    10(iii).7 to Registrant's Form 10-Q for the quarterly period ending June 19, 1993).

Exhibit 10(iii).7*  First Amendment to the Stock Option Plan for
                    Consultants of Safeway Inc.

Exhibit 10(iii).8*  1994 Amended and Restated Stock Option and
                    Incentive Plan for Key Employees of Safeway Inc.

Exhibit 10(iii).9*  Operating Performance Bonus Plan for Executive
                    Officers of Safeway Inc.

Exhibit 10(iii).10* Capital Performance Bonus Plan.

Exhibit 10(iii).11* Retirement Restoration Plan of Safeway Inc.

Exhibit 11.1        Computation of Earnings Per Common Share and
                    Common Share Equivalent (incorporated by reference to page 40 of the Company's 1993
                    Annual Report to Stockholders).

Exhibit 13.1        Registrant's 1993 Annual Report to Stockholders
                    (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7,
                    Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 13.2 Registrant's 1994 Proxy Statement (considered filed to the extent specified in Item 10, Item
                    11, Item 12 and Item 13 above).

Exhibit 22.1        Subsidiaries of Registrant.

Exhibit 23.1        Independent Auditors' Consent.

Exhibit 27.1        Financial Data Schedule.


(b)  Reports on Form 8-K:

On  November  1, 1993, the Company filed a Form 8-K  listing under item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the third quarter of 1993.
_________________________
*  Management contract, or compensatory
   plan or arrangement.

                 SAFEWAY INC. AND SUBSIDIARIES

                       Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ STEVEN A. BURD                 Date:  March 25,
                                        1994
SAFEWAY INC.
Steven A. Burd
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JULIAN C. DAY                       /s/ F. J. DALE
Julian C. Day                           F. J. Dale
Executive Vice President and            Group Vice
Chief Financial Officer                 President,
Date: March 25, 1994                    Finance
                                        Date:  March 25,
                                        1994


Director                                  Date
/s/STEVEN A. BURD                     March 25, 1994
Steven A. Burd

/s/ SAM GINN                          March 25, 1994
Sam Ginn

/s/ JAMES H. GREENE, JR.              March 25, 1994
James H. Greene, Jr.

/s/ PAUL HAZEN                        March 25, 1994
Paul Hazen

/s/ HENRY R. KRAVIS                   March 25, 1994
Henry R. Kravis

/s/ ROBERT I. MACDONNELL              March 25, 1994
Robert I. MacDonnell

/s/ PETER A. MAGOWAN                  March 25, 1994
Peter A. Magowan

/s/ GEORGE R. ROBERTS                 March 25, 1994
George R. Roberts

/s/ MICHAEL T. TOKRARZ                March 25, 1994
Michael T. Tokarz

Consolidated Supplemental Financial Schedules
Schedule II

                         SAFEWAY  INC. AND SUBSIDIARIES
                    Amounts Receivable from Related Parties
     and Underwriters, Promoters, and Employees Other Than Related Parties
                                 (in thousands)



                                           Balance at
                                            Beginning                                   Amounts       Balance at End of Period
Name of Debtor                              of Period    Additions    Payments (5)   Written Off (5)   Current    Not Current
- --------------------------------------    ------------  -----------  --------------  --------------    -------    -----------
1993
- ----
R. H. Kinnie:
   7.16% Promissory Note due 1995 (1)    $       61.6                 $   (61.6)                       $   --         $  --
   7.88% Promissory Note due 1996 (1)            43.5                     (43.5)                           --            --
   7.88% Promissory Note due 1996 (1)           575.4                    (575.4)                           --            --
   7.95% Promissory Note due 2002 (2)           385.0                    (385.0)                           --            --
   Non-interest bearing Promissory Note
      due 2002 (2)                            1,100.0                    (582.8)    $  (517.2)             --            --
   7.88% Promissory Note due 1996 (3)           165.0                    (165.0)           --              --            --
   7% Promissory Note Due 1996 (4)            2,330.4                  (2,330.4)           --              --            --
M. C. Ross
   Relocation Loan (6)                            --    $    170.0           --            --              --             170.0
                                         ------------   ----------    ---------     ---------          ---------      ---------
                                         $    4,660.9   $    170.0    $(4,143.7)    $  (517.2)         $              $   170.0
                                         ============   ==========    =========     =========          =========      =========
1992
- ----
R. H. Kinnie:
   7.16% Promissory Note due 1995 (1)    $       82.2                 $   (20.6)                       $  20.5        $    41.1
   7.88% Promissory Note due 1996 (1)            43.5                        --                            --              43.5
   7.88% Promissory Note due 1996 (1)           575.4                        --                            --             575.4
   7.95% Promissory Note due 2002 (2)           385.0                        --                            --             385.0
   Non-interest bearing Promissory Note
      due 2002 (2)                            1,100.0                        --                            --           1,100.0
   7.88% Promissory Note due 1996 (3)           165.0                        --                            --             165.0
   7% Promissory Note Due 1996 (4)                      $  2,330.4           --                            --           2,330.4
                                         ------------   ----------    ---------     ---------          ---------      ---------
                                         $    2,351.1   $  2,330.4    $   (20.6)                       $  20.5        $ 4,640.4
                                         ============   ==========    =========     =========          =========      =========

1991
- ----
R. H. Kinnie:
   7.16% Promissory Note due 1995 (1)    $      102.8                 $   (20.6)                       $  20.6        $    61.6
   7.88% Promissory Note due 1996 (1)            43.5                                                      --              43.5
   7.88% Promissory Note due 1996 (1)                   $    575.4           --                            --             575.4
   7.95% Promissory Note due 2002 (2)              --        385.0           --                            --             385.0
   Non-interest bearing Promissory Note
      due 2002 (2)                                 --      1,100.0           --                            --           1,100.0
   7.88% Promissory Note due 1996 (3)              --        165.0           --                            --             165.0
                                         ------------   ----------    ---------     ---------          ---------      ---------
                                         $      146.3   $  2,225.4    $   (20.6)                       $  20.6        $ 2,330.5
                                         ============   ==========    =========     =========          =========      =========



(1) Loan made to purchase  common stock of the Company.   Loan was secured by
       common stock owned by Mr. Kinnie.
(2) Loan made to purchase personal residence and was secured by Deed of Trust on the property.
(3) Loan made to purchase personal residence and was secured by common stock of the Company owned by Mr. Kinnie.
(4) Loan made to pay income tax obligations related to Mr. Kinnie's change of residence from Canada to the U.S., and was secured by common stock of the Company owned by Mr. Kinnie.
(5) In June 1993 Mr. Kinnie resigned from his positions as Executive Vice President and Chief Operations Officer and became an employee of Canada Safeway Limited. In connection therewith, all outstanding principal and interest was repaid, with the exception of $517,229 which was forgiven.
(6) Loan made for expenses incurred with relocation of residence to Oakland, Ca. The loan bears no interest and is due on the date of sale of his prior residence.

INDEPENDENT AUDITORS' REPORT ON
    FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
    of Safeway Inc.:

We have audited the consolidated balance sheets of Safeway Inc. and subsidiaries as of January 1, 1994, and January 2, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 1994, and have issued our report thereon dated February 21, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the Consolidated Financial Statement Schedule II listed in Item 14(a)2.2 of this Form 10-K.
Such consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on such consolidated financial statement schedule. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



DELOITTE & TOUCHE
Oakland, California
February 21, 1994