Form 10-Q
period 1994-03-26
SAFEWAY INC
filed 1994-05-06
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---                           EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1994

                                       OR

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from  ______  to  ______.

                         Commission file number   1-41
                                                  ----

                                  SAFEWAY INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                        94-3019135
                    --------                                        ----------
  (State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
                  organization)

           Fourth and Jackson Streets
               Oakland, California                                     94660
               -------------------                                     -----
    (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code                (510) 891-3000
                                                                  --------------

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
       subject to such filing requirements for the past 90 days. YES  X  NO    .
                                                                     ---    ---

       As of May 2, 1994, there were issued and outstanding 102,673,046 shares of the registrant's common stock.

                         SAFEWAY INC. AND SUBSIDIARIES


                                     INDEX

PART I        FINANCIAL INFORMATION (UNAUDITED)                     Page
- - ------        ---------------------------------                     ----
ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of            3
                March 26, 1994 and January 1, 1994

              Condensed Consolidated Statements of Operations        5
                for the 12 weeks ended March 26, 1994 and
                March 27, 1993

              Condensed Consolidated Statements of Cash Flows        6
                for the 12 weeks ended March 26, 1994 and
                March 27, 1993

              Notes to the Condensed Consolidated Financial          7
                Statements

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF               11
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II       OTHER INFORMATION
- - -------       -----------------

ITEM 1.       LEGAL PROCEEDINGS                                     14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                      15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                        SAFEWAY  INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)
                                  (Unaudited)

                                                     March 26,      January 1,
                                                       1994            1994
                                                     ---------      ---------
ASSETS
- - ------
Current assets:
  Cash and equivalents                               $   36.3       $  118.4
  Receivables                                           124.9          119.5
  Merchandise inventories                             1,092.8        1,128.1
  Prepaid expenses and other                             93.1           98.0
                                                     --------       --------
  Total current assets                                1,347.1        1,464.0
                                                     --------       --------
Property                                              4,202.2        4,207.3
  Less accumulated depreciation
    and amortization                                  1,686.2        1,647.2
                                                     --------       --------
  Property, net                                       2,516.0        2,560.1
Goodwill, net of amortization of $87.5
   and $86.2, respectively                              341.0          347.6
Prepaid pension costs                                   308.3          307.1
Investments in unconsolidated affiliates                313.9          303.4
Other assets                                            108.9           92.5
                                                     --------       --------
Total assets                                         $4,935.2       $5,074.7
                                                     ========       ========


(Continued)

                         SAFEWAY  INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (in millions, except per share amounts)
                                  (Unaudited)

                                                   March 26,    January 1,
                                                     1994          1994
                                                  ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Current maturities of notes
    and debentures                                 $  144.9     $  188.6
  Current obligations under capital leases             19.2         19.3
  Accounts payable                                    799.1        880.5
  Accrued salaries and wages                          191.1        216.3
  Other accrued liabilities                           436.4        406.7
                                                   --------     --------
  Total current liabilities                         1,590.7      1,711.4
                                                   --------     --------
Long-term debt:
  Notes and debentures                              2,238.2      2,287.7
  Obligations under capital leases                    187.3        193.6
                                                   --------     --------
  Total long-term debt                              2,425.5      2,481.3
Deferred income taxes                                 143.6        145.5
Accrued claims and other liabilities                  352.6        353.6
                                                   --------     --------
Total liabilities                                   4,512.4      4,691.8
                                                   --------     --------
Stockholders' equity:
  Common stock: par value $.01 per share;
     300 shares authorized; 102.3 and 101.5
     shares outstanding, respectively                   1.0          1.0
  Additional paid-in capital                          629.1        624.5
  Cumulative translation adjustments                   32.4         39.0
  Accumulated deficit                                (239.7)      (281.6)
                                                   --------     --------
  Total stockholders' equity                          422.8        382.9
                                                   --------     --------
Total liabilities and stockholders' equity         $4,935.2     $5,074.7
                                                   ========     ========


     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY  INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in millions, except per share amounts)
                                  (Unaudited)



                                                           12 Weeks Ended
                                                        ---------------------
                                                         March 26,  March 27,
                                                           1994       1993
                                                        ---------   ---------
Sales                                                   $ 3,491.8   $ 3,404.6
Cost of goods sold                                       (2,540.1)   (2,478.9)
                                                        ---------   ---------
     Gross profit                                           951.7       925.7
Operating and administrative expenses                      (834.3)     (883.4)
                                                        ---------   ---------
     Operating profit                                       117.4        42.3
Interest expense                                            (55.8)      (63.2)
Equity in earnings of unconsolidated affiliates              10.5        16.1
Other income, net                                             1.4         1.7
                                                        ---------   ---------
     Income (loss) before income taxes                       73.5        (3.1)
Income taxes                                                (31.6)        1.4
                                                        ---------   ---------
     Net income (loss)                                  $    41.9   $    (1.7)
                                                        =========   =========
Primary and fully diluted earnings (loss) per common
     share and common share equivalent                  $    0.34   $   (0.02)
                                                        =========   =========
Weighted average common shares and common
   share equivalents:
       Primary                                               124.0       100.3
       Fully diluted                                         124.9       100.4





     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY  INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                  (Unaudited)

                                                               12 Weeks Ended
                                                          ------------------------
                                                          March 26,     March 27,
                                                            1994          1993
                                                          ---------     ---------
CASH FLOW FROM OPERATIONS:
Net income (loss)                                         $    41.9     $    (1.7)
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                74.7          76.3
  LIFO expense                                                  2.3           3.2
  Equity in undistributed earnings of unconsolidated
    affiliates                                                (10.5)        (16.1)
  Other                                                        10.3          (0.6)
  Change in working capital items:
    Receivables and prepaids                                   (2.3)          4.3
    Inventories at FIFO cost                                   20.8           9.3
    Payables and accruals                                     (87.7)        (30.4)
    Income taxes                                               16.8         (13.6)
                                                          ---------     ---------
      Net cash flow from operations                            66.3          30.7
                                                          ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                              (55.9)        (43.4)
Proceeds from sale of property                                  5.3          10.8
Other                                                         (22.9)         (7.4)
                                                          ---------     ---------
      Net cash flow used by investing activities              (73.5)        (40.0)
                                                          ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                              --           26.0
Payments on short-term borrowings                             (34.0)        (14.9)
Additions to long-term borrowings                              24.9          61.4
Payments on long-term borrowings                              (69.4)        (97.1)
Net proceeds from sale of common stock                          4.6           0.5
Other                                                          (1.0)          1.1
                                                          ---------     ---------
      Net cash flow used by financing activities              (74.9)        (23.0)
                                                          ---------     ---------
Decrease in cash and equivalents                              (82.1)        (32.3)

CASH AND EQUIVALENTS:
      Beginning of period                                     118.4          96.6
                                                          ---------     ---------
      End of period                                       $    36.3     $    64.3
                                                          =========     =========


     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 26, 1994, and March 27, 1993, are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 26, 1994, are not necessarily indicative of the results expected for the full year.


NOTE B - INVENTORY

The results of operations reflect the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million and $3.2 million in the first quarter of 1994 and 1993. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates approximately 345 supermarkets located mostly in southern California and a 49% interest in Casa Ley, S.A. de C.V. which operates 57 stores in western Mexico.

The Company's recorded investment in Vons at March 26, 1994, was $231.6 million, including goodwill of $47.9 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons, recorded on a one-quarter delay basis, was $6.3 million for the first quarter of 1994 compared to $9.7 million for the same period in 1993.

At March 26, 1994, the Company's 15.1 million shares of the outstanding common stock of Vons had an aggregate market value of $264.7 million as quoted on the New York Stock Exchange.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):


                                       January 2,              January 3,
                                          1994                    1993
                                       ----------              ----------
FINANCIAL POSITION
Current assets                          $  473.4                $  464.7
Property and capital leases              1,215.6                 1,032.2
Other assets                               560.5                   569.1
                                        --------                --------
  Total assets                          $2,249.5                $2,066.0
                                        ========                ========
Current liabilities                     $  542.7                $  556.5
Long-term obligations                    1,181.9                 1,016.3
Shareholders' equity                       524.9                   493.2
                                        --------                --------
Total liabilities and
  shareholders' equity                  $2,249.5                $2,066.0
                                        ========                ========

                                    12 Weeks Ended          13 Weeks Ended
                                       January 2,              January 3,
                                         1994                    1993
                                    --------------          --------------
RESULTS OF OPERATIONS
Sales                                  $ 1,170.5               $ 1,359.6
Cost of sales and other expenses        (1,151.6)               (1,332.0)
                                       ---------               ---------
Income before extraordinary item            18.9                    27.6
Extraordinary item                           --                     (0.1)
                                       ---------               ---------
Net income                             $    18.9               $    27.5
                                       =========               =========


Vons reported that its decline in net income for the quarter ended January 2, 1994, reflected the impact of both a 7.7% decline in same-store sales and an extra week in the quarter ended January 3, 1993.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - FINANCING

Notes and debentures were composed of the following at March 26, 1994, and January 1, 1994 (in millions):

                                                                     March 26, 1994                  January 1, 1994
                                                                ------------------------         -----------------------
                                                                Long-term        Current         Long-term       Current
                                                                ---------        -------         ---------       -------
Bank Credit Agreement, secured                                  $   30.0                         $   35.0
Working Capital Credit Agreement, secured                          309.6                            340.3
9.30% Senior Secured Debentures due 2007                           100.0                            100.0
10% Senior Notes due 2002, unsecured                                74.0                             74.0
10% Senior Subordinated Notes due 2001, secured                    300.0                            300.0
9.875% Senior Subordinated Debentures due 2007, secured            150.0                            150.0
9.65% Senior Subordinated Debentures due 2004, secured             300.0                            300.0
9.35% Senior Subordinated Notes due 1999, secured                  250.0                            250.0
Mortgage notes payable, secured                                    482.3         $ 63.1             494.5        $ 72.8
Other notes payable, unsecured                                     242.3           81.8             243.9          81.8
Other bank borrowings, unsecured                                     --             --                --           34.0
                                                                --------         ------          --------        ------
                                                                $2,238.2         $144.9          $2,287.7        $188.6
                                                                ========         ======          ========        ======

Note B to the Company's consolidated financial statements on pages 25 through 27 of the 1993 Annual Report to Stockholders, and the information appearing under the caption "Terms of Outstanding Indebtedness" in Item 1 of the Company's 1993 Form 10-K describe all of the material restrictive covenants of the Company's subordinated indebtedness.

In April 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $150 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by $0.6 million and leaves remaining commitments of $1.25 billion. The revisions permit the Company to purchase its Senior Subordinated Debt up to $300 million per year, or $500 million over the life of the Bank Agreements. Since the end of the first quarter through May 2, 1994, using cash from operations and borrowings under the Bank Agreements, Safeway purchased $102.9 of Senior Subordinated Debt, consisting of $18.1 million of 10% Senior Subordinated Notes due 2001, $33.0 million of 9.875% Senior Subordinated Debentures due 2007, $36.9 million of 9.65% Senior Subordinated Debentures due 2004, and $14.9 million of 9.35% Senior Subordinated Notes due 1999.

Since the end of the first quarter through May 2, 1994, the Company also purchased $9.5 million of 10% Senior Notes due 2002 using cash from operations and borrowings under the Bank Agreements.

The Company will record extraordinary losses for the amount of premiums paid to purchase debt and the write-off of related deferred finance costs. The Company may from time to time make additional purchases of its Senior Subordinated Debt and Senior Debt through privately negotiated or open market transactions.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - CONTINGENCIES

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 32 and 33 of the 1993 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. In April 1994, the parties filed, and the court granted preliminary approval of, a proposed voluntary consent decree in settlement of the class action lawsuits reported in Note H. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracing the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. The court has scheduled a hearing in June 1994 to determine the fairness of the proposed settlement.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the first quarter (12 weeks) ended March 26, 1994, was $41.9 million ($0.34 per share) compared to a loss of $1.7 million ($0.02 per share) in the first quarter of 1993. The first-quarter 1993 results were reduced by a $27.5 million after-tax charge ($0.24 per share) for a voluntary employee buyout program in Safeway's Alberta, Canada division.

Sales were $3.5 billion in the first quarter of 1994 compared to sales of $3.4 billion in the same period of 1993. Same-store sales increased 4.2% in the first quarter of 1994 (excluding the effect of the Canadian exchange rate), continuing a six-quarter trend of improving same-store sales. Despite low food price inflation, Safeway achieved sales growth in the first quarter of 1994. The savings from efforts to lower the Company's fundamental cost of doing business were reinvested into improved service and more competitive pricing. The Company has simplified work methods in the stores, streamlined the support functions at corporate headquarters and retail division offices, achieved labor cost parity through competitive labor contracts signed in Alberta, and improved inventory management.

Gross profit was 27.26% of sales in the first quarter of 1994 compared to 27.19% in the first quarter of 1993. LIFO expense decreased to $2.3 million in the first quarter of 1994 from $3.2 million in the first quarter of 1993, reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense was 23.89% of sales in the first quarter of 1994 compared to 25.95% of sales in the first quarter of 1993. Excluding the $50.0 million pretax charge for the 1993 Alberta buyout, operating and administrative expense was 24.48% of sales in the first quarter of 1993. Higher sales, competitive labor contracts in Alberta, and programs to control expenses have combined to reduce operating and administrative expense as a percent of sales in 1994.

Interest expense fell $7.4 million to $55.8 million in the first quarter of 1994, primarily because of reduced short-term borrowings and lower short-term interest rates. Short-term borrowings decreased due to increased operating cash flow and improved working capital management.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, decreased to $10.5 million in the first quarter of 1994 from $16.1 million in the first quarter of 1993 primarily because of reduced income from Safeway's 35% equity investment in Vons, the leading supermarket chain in southern California. Vons reported that its net income for the quarter ended January 2, 1994, reflected the impact of both a 7.7% decline in same-store sales and an extra week in the prior year. Income from Safeway's 49% equity investment in Casa Ley was down slightly in the first quarter of 1994 compared to 1993 due to changes in the competitive environment in Mexico.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

In April 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $150 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by $0.6 million and leaves remaining commitments of $1.25 billion. The revisions permit the Company to purchase its Senior Subordinated Debt up to $300 million per year, or $500 million over the life of the Bank Agreements. Since the end of the first quarter through May 2, 1994, using cash from operations and borrowings under the Bank Agreements, Safeway purchased $102.9 of Senior Subordinated Debt, consisting of $18.1 million of 10% Senior Subordinated Notes due 2001, $33.0 million of 9.875% Senior Subordinated Debentures due 2007, $36.9 million of 9.65% Senior Subordinated Debentures due 2004, and $14.9 million of 9.35% Senior Subordinated Notes due 1999.

Since the end of the first quarter through May 2, 1994, the Company also purchased $9.5 million of 10% Senior Notes due 2002 using cash from operations and borrowings under the Bank Agreements.

The Company will record extraordinary losses for the amount of premiums paid to purchase debt and the write-off of related deferred finance costs. The Company may from time to time make additional purchases of its Senior Subordinated Debt and Senior Debt through privately negotiated or open market transactions.

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                                   12 Weeks Ended
                                                             ---------------------------
                                                              March 26,        March 27,
                                                                1994             1993
                                                              --------         --------
          Income (loss) before income taxes                    $ 73.5           $ (3.1)
          LIFO expense                                            2.3              3.2
          Interest expense                                       55.8             63.2
          Depreciation and amortization                          74.7             76.3
          Equity in earnings of unconsolidated affiliates       (10.5)           (16.1)
                                                               ------           ------
          Operating cash flow                                  $195.8           $123.5
                                                               ======           ======
          As a percent of sales                                  5.61%            3.63%
                                                               ======           ======
          As a multiple of interest expense                      3.51             1.95
                                                               ======           ======

Excluding the Alberta buyout charge, operating cash flow for the first quarter of 1993 was 5.10% of sales and a 2.75 multiple of interest expense.

Cash flow from operations supplemented by credit available under the Bank Agreements are the Company's primary sources of short-term liquidity. At March 26, 1994, the Company had available unused borrowing capacity of $907.5 million under the Bank Agreements. After the April revisions to the Bank Agreements, which decreased the commitments thereunder to $1.25 billion, unused borrowing capacity was $757.5 million. Management believes that this amount is adequate to meet the Company's requirements.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. In order to enhance the quality of projects and to focus on near-term operating challenges, Safeway scaled back its capital expenditure program in 1993, investing $290.2 million to open 14 stores and complete 45 major remodels. During 1994, the Company expects to invest approximately $400 million for capital expenditures, while opening 15 to 20 new stores and completing 50 to 60 remodels. For the first 12 weeks of 1994, capital expenditures totaled $48.2 million. Safeway expects to increase its level of capital expenditures gradually over time.

                         SAFEWAY INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 32 and 33 of the 1993 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. In April 1994, the parties filed, and the court granted preliminary approval of, a proposed voluntary consent decree in settlement of the class action lawsuits reported in Note H. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracing the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. The court has scheduled a hearing in June 1994 to determine the fairness of the proposed settlement.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 6(a).  EXHIBITS

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

Exhibit 4(i).3 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement
                       No. 33-33388).

Exhibit 4(i).4 Registration Rights Agreement dated November 25, 1986, between the Company and certain limited partnerships
                       (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388).

Exhibit 4(i).5         Indenture dated as of November 20, 1991, among the
                       Company and The Bank of New York as Trustee relating to the Company's Senior Subordinated Debt Securities
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Form 8-K dated November 13, 1991).

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

Exhibit 4(i).8         Indenture dated as of February 1, 1992, between the
                       Company and The First National Bank of Chicago as Trustee relating to the Company's 9.30% Senior Secured Debentures due 2001, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 to Registrant's Form 10-K for the year ended December 28, 1991).

Exhibit 4(i).9 Indenture dated as of March 15, 1992, between the Company and Harris Trust and Savings Bank as Trustee relating to the Company's Senior Subordinated Debt Securities
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Form 8-K dated March 17, 1992).

Exhibit 4(i).10 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999, and the 9.875% Senior Subordinated Debentures due March
                       15, 2007, including the form of Note and form of Debenture
                       (incorporated by reference to Exhibit 4.2 of Registrant's
                       Form 8-K dated March 17, 1992).

Exhibit 4(i).11        Indenture dated as of September 1, 1992, between the
                       Company and The Chase Manhattan Bank (National Association),
                       as Trustee relating to the Company's Debt Securities
                       (incorporated by reference to Exhibit 4.1 of Registrant's
                       Form 8-K dated September 16, 1992).

                         SAFEWAY INC. AND SUBSIDIARIES

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

Exhibit 4(i).15 Company Pledge Agreement dated as of November 24, 1986, between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K dated November
                       13, 1991) and Third Amendment dated as of January 28,
                       1992, to Company Pledge Agreement between the Company and
                       Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).16 Trademark Security Agreement and Conditional Assignment dated as of November 24, 1986, between the Company and Bankers Trust Company, as collateral agent, form of First
                       Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991
                       (incorporated by reference to Exhibit 4.6 of Registrant's
                       Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992, to Safeway Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).17        Pledge and Security Agreement dated as of November 26, 1986, between the Company and Bankers Trust Company, as
                       collateral agent, form of First Amendment thereto dated
                       as of June 12, 1990, and form of Second Amendment thereto
                       dated as of November 8, 1991 (incorporated by reference
                       to Exhibit 4.7 of Registrant's Form 8-K dated November 13,
                       1991) and Third Amendment dated as of January 28, 1992,
                       to Company Pledge and Security Agreement (Inventory)
                       between the Company and Bankers Trust Company, as
                       collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K
                       dated March 17, 1992).


                         SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).18        Intercreditor Agreement (Company Pledge) dated as of
                       November 24, 1986, among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank and Norwest Bank Minneapolis, N.A., and form of First
                       Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.8 of Registrant's Form 8-K dated
                       November 13, 1991) and Second Amendment dated as of January 28,
                       1992, to Intercreditor Agreement (Company Pledge), among
                       the Company, Bankers Trust Company, as agent, collateral
                       agent and interest rate exchanger, Harris Trust and Savings
                       Bank, Norwest Bank Minneapolis, N.A., and The Bank of New
                       York (incorporated by reference to Exhibit 4.6 of Registrant's
                       Form 8-K dated March 17, 1992).

Exhibit 4(i).19 Intercreditor Agreement (Substitute Collateral) dated as of November 24, 1986, among the Company, Bankers Trust
                       Company, as agent and collateral agent, Harris Trust and Savings Bank, and Norwest Bank Minneapolis, N.A., and form of First Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.9 of Registrant's Form 8-K dated November 13, 1991) and
                       Second Amendment dated as of January 28, 1992, to
                       Intercreditor Agreement (Substitute Collateral) among the Company, Bankers Trust Company, as agent, collateral agent and interest rate exchanger, Harris
                       Trust and Savings Bank, Norwest Bank Minneapolis, N.A., and The Bank of New York (incorporated by reference to Exhibit 4.7 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth
                       Amendment dated January 28, 1992, among the Company, the banks listed therein, and Bankers Trust Company as Lead
                       Manager and Agent (incorporated by reference to Exhibit
                       4(i).19 to Registrant's Form 10-K for the year ended
                       January 2, 1993), and the Extension Agreement and Sixth
                       Amendment dated March 31, 1994.

Exhibit 4(i).21        Form of Second Amended and Restated Working Capital
                       Credit Agreement dated as of June 14, 1990, incorporating changes through the Third Amendment dated as of August
                       7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992, among the Company, the Banks listed therein, and Bankers Trust
                       Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).20 to Registrant's Form 10-K for the year ended January 2, 1993), and the Extension
                       Agreement and Sixth Amendment dated March 31, 1994.

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


____________________________________
*  Management contract, or compensatory plan or arrangement.

                         SAFEWAY INC. AND SUBSIDIARIES


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

Exhibit 10(iii).7* First Amendment to the Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit
                       10(iii).7 to Registrant's Form 10-K for the year ended
                       January 1, 1994).

Exhibit 10(iii).8* 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form
                       10-K for the year ended January 1, 1994).

Exhibit 10(iii).9* Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit
                       10(iii).9 to Registrant's Form 10-K for the year ended
                       January 1, 1994).

Exhibit 10(iii).10*    Capital Performance Bonus Plan (incorporated by reference
                       to Exhibit 10(iii).10 to Registrant's Form 10-K for the
                       year ended January 1, 1994).

Exhibit 10(iii).11*    Retirement Restoration Plan of Safeway Inc. (incorporated
                       by reference to Exhibit 10(iii).11 to Registrant's Form
                       10-K for the year ended January 1, 1994).

Exhibit 11.1           Computation of Earnings Per Common Share and Common
                       Share Equivalent.

Exhibit 27.1           Financial Data Schedule.

____________________________________
*  Management contract, or compensatory plan or arrangement.

ITEM 6(B).  REPORTS ON FORM 8-K.

On March 11, 1994, the Company filed a Form 8-K listing under item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the fourth quarter of 1993.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date: May 5, 1994               \s\ Steven A. Burd
              ----------------          ------------------
                                        Steven A. Burd
                                        President and Chief Executive Officer



        Date: May 5, 1994               \s\ Julian C. Day
              ----------------          ------------------
                                        Julian C. Day
                                        Executive Vice President and
                                        Chief Financial Officer