Form 10-Q
period 1994-06-18
SAFEWAY INC
filed 1994-07-22
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 18, 1994

                                       OR

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from  ______  to  _____

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

 As of July 15, 1994, there were issued and outstanding 103,035,274 shares of the registrant's common stock.

                        SAFEWAY INC. AND SUBSIDIARIES

                                                              INDEX

                           PART I          FINANCIAL INFORMATION (UNAUDITED)                                        Page
                           ------          ---------------------------------                                        ----
                           ITEM 1.         FINANCIAL STATEMENTS

                                           Condensed Consolidated Balance Sheets as of June 18, 1994 and January      3
                                              1, 1994
                                           Condensed Consolidated Statements of Income for the 12 and 24 weeks        5
                                              ended June 18, 1994 and June 19, 1993
                                           Condensed Consolidated Statements of Cash Flows for the 24 weeks           6
                                              ended June 18, 1994 and June 19, 1993
                                           Notes to the Condensed Consolidated Financial Statements                   7
                           ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           11
                                           RESULTS OF OPERATIONS

                           PART II         OTHER INFORMATION
                           -------         -----------------
                           ITEM 1.         LEGAL PROCEEDINGS                                                        14
                           ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      15
                           ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                         16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                        SAFEWAY INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                    June 18,       January 1,
                                                      1994            1994
                                                    ---------       ---------
ASSETS

Current assets:
  Cash and equivalents                              $    49.3       $   118.4
  Receivables                                           129.3           119.5
  Merchandise inventories                             1,051.4         1,128.1
  Prepaid expenses and other                             97.0            98.0
                                                    ---------       ---------
  Total current assets                                1,327.0         1,464.0
                                                    ---------       ---------

Property                                              4,214.8         4,207.3
  Less accumulated depreciation
    and amortization                                  1,739.3         1,647.2
                                                    ---------       ---------
  Property, net                                       2,475.5         2,560.1

Goodwill, net of amortization of $89.7
   and $86.2, respectively                              337.5           347.6
Prepaid pension costs                                   311.6           307.1
Investments in unconsolidated affiliates                321.8           303.4
Other assets                                            107.1            92.5
                                                    ---------       ---------

Total assets                                        $ 4,880.5       $ 5,074.7
                                                    =========       =========


(Continued)

                        SAFEWAY INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (In millions, except per share amounts)
                                 (Unaudited)

                                                     June 18,       January 1,
                                                       1994            1994
                                                     --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of notes
    and debentures                                   $  124.4        $  188.6
  Current obligations under capital leases               19.2            19.3
  Accounts payable                                      909.3           880.5
  Accrued salaries and wages                            199.9           216.3
  Other accrued liabilities                             421.1           406.7
                                                     --------        --------
  Total current liabilities                           1,673.9         1,711.4
                                                     --------        --------
Long-term debt:
  Notes and debentures                                2,045.4         2,287.7
  Obligations under capital leases                      186.3           193.6
                                                     --------        --------
  Total long-term debt                                2,231.7         2,481.3
Deferred income taxes                                   142.8           145.5
Accrued claims and other liabilities                    356.1           353.6
                                                     --------        --------
Total liabilities                                     4,404.5         4,691.8
                                                     --------        --------
Stockholders' equity:
  Common stock:  par value $.01 per share;
     300 shares authorized; 102.9 and 101.5
     shares outstanding, respectively                     1.0             1.0
  Additional paid-in capital                            632.6           624.5
  Cumulative translation adjustments                     30.6            39.0
  Accumulated deficit                                  (188.2)         (281.6)
                                                     --------        --------
  Total stockholders' equity                            476.0           382.9
                                                     --------        --------
Total liabilities and stockholders' equity           $4,880.5        $5,074.7
                                                     ========        ========


      See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                         12 Weeks Ended         24 Weeks Ended
                                                     --------------------    --------------------
                                                      June 18,   June 19,     June 18,   June 19,
                                                        1994       1993         1994       1993
                                                     ---------  ---------    ---------  ---------
Sales                                                $ 3,612.7  $ 3,549.4    $ 7,104.5  $ 6,954.0
Cost of goods sold                                    (2,623.9)  (2,589.6)    (5,164.0)  (5,068.5)
                                                     ---------  ---------    ---------  ---------
     Gross profit                                        988.8      959.8      1,940.5    1,885.5

Operating and administrative expenses                   (842.1)    (843.0)    (1,676.4)  (1,726.4)
                                                     ---------  ---------    ---------  ---------
     Operating profit                                    146.7      116.8        264.1      159.1

Interest expense                                         (52.7)     (63.2)      (108.5)    (126.4)
Equity in earnings of unconsolidated affiliates            7.9        7.2         18.4       23.3
Other income, net                                          1.5        2.4          2.9        4.1
                                                     ---------  ---------    ---------  ---------
     Income before income taxes and
         extraordinary loss                              103.4       63.2        176.9       60.1

Income taxes                                             (44.5)     (27.2)       (76.1)     (25.8)
                                                     ---------  ---------    ---------  ---------
      Income before extraordinary loss                    58.9       36.0        100.8       34.3

Extraordinary loss related to early retirement of
   debt, net of income tax benefit of $4.8                (7.4)         -         (7.4)         -
                                                     ---------  ---------    ---------  ---------

     Net income                                      $    51.5  $    36.0    $    93.4  $    34.3
                                                     =========  =========    =========  =========


Primary and fully diluted earnings per common share and common share equivalent:

      Income before extraordinary loss               $    0.48  $    0.30    $    0.83  $    0.29
      Extraordinary loss                                 (0.06)         -        (0.06)         -
                                                     ---------  ---------    ---------  ---------
      Net income                                     $    0.42  $    0.30    $    0.77  $    0.29
                                                     =========  =========    =========  =========
Weighted average common shares and common
    share equivalents:
     Primary                                             121.6      119.8        121.3      119.3
                                                     =========  =========    =========  =========

     Fully diluted                                       121.9      119.9        121.9      119.8
                                                     =========  =========    =========  =========


          See accompanying notes to condensed consolidated financial statements.

                        SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                           24 Weeks Ended
                                                                       ----------------------
                                                                       June 18,      June 19,
                                                                         1994          1993
                                                                       --------      --------
CASH FLOW FROM OPERATIONS:
Net income                                                             $  93.4       $  34.3
Reconciliation to net cash flow from operations:
  Extraordinary loss related to early retirement of debt,
    before income tax benefit                                             12.2             -
  Depreciation and amortization                                          150.1         152.4
  LIFO expense                                                             4.6           6.5
  Equity in undistributed earnings of unconsolidated affiliates          (18.4)        (23.3)
  Other                                                                   23.9           8.8
  Changes in working capital items:
    Receivables and prepaids                                             (11.7)          0.1
    Inventories at FIFO cost                                              57.1         104.3
    Payables and accruals                                                 34.6         (63.1)
                                                                       -------       -------
      Net cash flow from operations                                      345.8         220.0
                                                                       -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                                        (105.9)        (89.5)
Proceeds from sale of property                                            14.4          18.7
Other                                                                    (26.9)        (27.0)
                                                                       -------       -------
     Net cash flow used by investing activities                         (118.4)        (97.8)
                                                                       -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                                        39.8          26.0
Payments on short-term borrowings                                        (33.9)        (44.9)
Additions to long-term borrowings                                        233.1         206.0
Payments on long-term borrowings                                        (531.6)       (306.5)
Premiums paid on early retirement of debt                                 (9.5)            -
Net proceeds from sale of common stock                                     7.2           1.6
Other                                                                     (1.6)          0.8
                                                                       -------       -------
    Net cash flow used by financing activities                          (296.5)       (117.0)
                                                                       -------       -------
(Decrease) increase in cash and equivalents                              (69.1)          5.2

CASH AND EQUIVALENTS:
    Beginning of period                                                  118.4          96.6
                                                                       -------       -------
    End of period                                                      $  49.3       $ 101.8
                                                                       =======       =======


          See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 18, 1994 and June 19, 1993 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 18, 1994 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million and $3.3 million in the second quarter of 1994 and 1993. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 346 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 57 stores in western Mexico.

The Company's recorded investment in Vons at June 18, 1994 was $234.4 million, including unamortized goodwill of $47.6 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons, recorded on a one-quarter delay basis, was $2.8 million and $9.1 million for 12 and 24 weeks ended June 18, 1994 compared to $5.0 million and $14.7 million for the same periods in 1993.

Based on the June 17, 1994 closing price for Vons' common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of the outstanding common stock of Vons had an aggregate market value of $262.8 million.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):

                                                      March 27,     January 2,
        FINANCIAL POSITION                              1994           1994
                                                      ---------     ----------
        Current assets                                 $  480.1      $  473.4
        Property and capital leases                     1,223.0       1,215.6
        Other assets                                      561.1         560.5
                                                       --------      --------
          Total assets                                 $2,264.2      $2,249.5
                                                       ========      ========

        Current liabilities                            $  526.1      $  542.7
        Long-term obligations                           1,204.2       1,181.9
        Shareholders' equity                              533.9         524.9
                                                       --------      --------
          Total liabilities and shareholders' equity   $2,264.2      $2,249.5
                                                       ========      ========

                                        12 Weeks        12 Weeks        24 Weeks        25 Weeks
                                          Ended           Ended           Ended           Ended
                                        March 27,       March 28,       March 27,       March 28,
RESULTS OF OPERATIONS                     1994            1993            1994            1993
                                        ---------       ---------       ---------       ---------
Sales                                   $ 1,144.0       $ 1,194.2       $ 2,314.5       $ 2,553.8
Cost of sales and other expenses         (1,135.0)       (1,178.3)       (2,286.6)       (2,510.3)
                                        ---------       ---------       ---------       ---------
Income before extraordinary item              9.0            15.9            27.9            43.5
Extraordinary item                              -               -               -            (0.1)
                                        ---------       ---------       ---------       ---------
Net income                              $     9.0       $    15.9       $    27.9       $    43.4
                                        =========       =========       =========       =========

As of December 31, 1993 Casa Ley had total assets of $411.9 million based on financial information provided by Casa Ley. Sales and net income were $526.1 million and $18.9 million for the six months ended March 31, 1994, and $476.7 million and $17.6 million for the six months ended March 31, 1993.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE D - FINANCING

Notes and debentures were composed of the following at June 18, 1994 and January 1, 1994 (in millions):

                                                     June 18, 1994                 January 1, 1994
                                                     -------------                 ---------------
                                              Long-term        Current          Long-term       Current
                                              ---------        -------          ---------       -------
 Bank Credit Agreement, secured                $  127.0                          $   35.0
 Working Capital Credit Agreement,
      secured                                     245.8                             340.3
 9.30% Senior Secured Debentures due
      2007                                        100.0                             100.0
 10% Senior Notes due 2002, unsecured              62.8                              74.0
 10% Senior Subordinated Notes due
      2001, secured                               243.3                             300.0
 9.875% Senior Subordinated
      Debentures due 2007, secured                113.0                             150.0
 9.65% Senior Subordinated Debentures
      due 2004, secured                           236.2                             300.0
 9.35% Senior Subordinated Notes due
       1999, secured                              221.8                             250.0
 Mortgage notes payable, secured                  469.1        $ 62.4               494.5        $ 72.8
 Other notes payable, unsecured                   226.4          22.1               243.9          81.8
 Other bank borrowings, unsecured                     -          39.9                   -          34.0
                                               --------        ------            --------        ------
                                               $2,045.4        $124.4            $2,287.7        $188.6
                                               ========        ======            ========        ======

Note B to the Company's consolidated financial statements on pages 25 through 27 of the 1993 Annual Report to Stockholders and the information appearing under the caption "Terms of Outstanding Indebtedness" in Item 1 of the Company's 1993 Form 10-K describe all of the material restrictive covenants of the Company's indebtedness.

In April 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $150 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by $0.6 million and leaves remaining commitments of $1.25 billion. The revisions permit the Company to purchase Senior Subordinated Debt of up to $300 million per year or $500 million over the life of the Bank Agreements.

During the second quarter of 1994, using proceeds from floating rate bank borrowings, the Company purchased $199.4 million of long-term debt. In connection with these debt purchases, Safeway recorded an extraordinary loss of approximately $7.4 million after estimated tax benefit during the second quarter of 1994. The extraordinary loss consists primarily of premiums paid to purchase debt and the write-off of related deferred finance costs.

Through July 20, 1994, the Company had purchased $42.7 million of Senior Debt and $237.1 million of Senior Subordinated Debt and will record the additional extraordinary loss in the third quarter of 1994. Subject to fluctuations in short-term interest rates, estimated annual interest expense savings on the debt retired through July 20, 1994 will be approximately $11 million. Depending on market conditions, Safeway may continue to purchase and retire long-term debt.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE E - CONTINGENCIES

LEGAL MATTERS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 32 and 33 of the 1993 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. In part, Note H provides information on certain claims arising from the July 1988 Richmond, California warehouse fire. The Company's excess insurance carrier asserted that its liability policy does not cover third-party claims against the Company arising from the fire, and the Company filed suit against the carrier to establish coverage. The court ordered that the claim be arbitrated in London in accordance with the policy's arbitration clause. A panel of arbitrators in London has rendered a decision in Safeway's favor in the arbitration proceeding between the Company and the insurance carrier.
Under the panel's decision, Safeway is entitled to be indemnified by the carrier under the policy. Safeway believes that coverage under the policy will be sufficient for resolution of all remaining third-party claims arising out of the fire.

Note H also provides information regarding two class action employment discrimination lawsuits filed against the Company. In June 1994, the court gave final approval to a voluntary consent decree in settlement of the lawsuits. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracking the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. This settlement did not have a material impact on the Company's second quarter 1994 financial position or results of operations, and is not expected to have a significant impact on future results.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's income before extraordinary loss for the second quarter ended June 18, 1994 was $58.9 million ($0.48 per share) compared to net income for the second quarter of 1993 of $36.0 million ($0.30 per share). Net income of $51.5 million ($0.42 per share) in the second quarter of 1994 included an extraordinary loss of $7.4 million ($0.06 per share) for the early retirement of debt. For the first 24 weeks of 1994, income before extraordinary loss was $100.8 million ($0.83 per share) compared to net income of $34.3 million ($0.29 per share) for the same period of 1993. Net income for the first 24 weeks of 1993 included a $30.2 million after-tax charge ($0.25 per share) for a voluntary employee buyout program in Safeway's Alberta, Canada division.

Sales were $3.6 billion in the second quarter and $7.1 billion for the first 24 weeks of 1994 compared to $3.5 billion and $7.0 billion for the same periods of 1993. Same-store sales increased 4.2% in the second quarter of 1994, continuing a six-quarter trend of same-store sales increases. Same-store sales for the first 24 weeks of 1994 also increased 4.2%. Despite low food price inflation, Safeway achieved sales growth in the first 24 weeks of 1994. The savings from efforts to lower the Company's fundamental cost of doing business were reinvested into improved service and more competitive pricing. The Company has simplified work methods in the stores, streamlined the support functions at corporate headquarters and retail division offices, achieved labor cost parity through competitive labor contracts signed in Alberta, and improved inventory management.

Gross profit was 27.4% and 27.3% of sales for the 12 and 24 weeks ended June 18, 1994, respectively, compared to 27.0% and 27.1% in the same periods of 1993. This improvement was due to the normalization of prices in the Alberta division following the pricing actions taken during the second quarter of 1993. LIFO expense decreased to $4.6 million for the first 24 weeks of 1994 compared to $6.5 million in the same period of 1993, reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense improved to 23.31% of sales in the second quarter of 1994 from 23.75% in the second quarter of 1993. In the first 24 weeks of 1994, operating and administrative expense decreased to 23.60% from 24.83% for the same period of 1993 primarily because of the $54.9 million pre-tax charge for the Alberta buyout in 1993. Excluding the buyout charge, operating and administrative expense for the first 24 weeks of 1993 would have been 24.04%. Higher sales, competitive labor contracts in Alberta, and programs to control expenses combined to further reduce operating and administrative expense as a percent of sales during 1994. New programs to control expenses, such as the recently announced information technology reorganization, are expected to generate additional reductions to operating and administrative expense in future periods.

Interest expense fell to $52.7 million in the second quarter of 1994 compared to $63.2 million in the same quarter of 1993. For the first 24 weeks of 1994, interest expense was $108.5 million compared to $126.4 million for the same period of 1993. The decreases in 1994 were primarily due to reduced debt, resulting from Safeway's strong cash flow from operations in excess of capital expenditures.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, increased to $7.9 million for the 12 weeks ended June 18, 1994 compared to $7.2 million for the same period of 1993. Vons reported that its net income reflected a same-store sales decrease of 5.5% for the quarter ended March 27, 1994. For the first 24 weeks of the year, equity in earnings of unconsolidated subsidiaries fell to $18.4 million in 1994 from $23.3 million in 1993. A small increase in income from Safeway's equity investment in Casa Ley was offset by reduced income from Safeway's equity investment in Vons.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND FINANCIAL RESOURCES

In April 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $150 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by $0.6 million and leaves remaining commitments of $1.25 billion. The revisions permit the Company to purchase Senior Subordinated Debt of up to $300 million per year or $500 million over the life of the Bank Agreements.

During the second quarter of 1994, using proceeds from floating rate bank borrowings, the Company purchased $199.4 million of long-term debt. In connection with these debt purchases, Safeway recorded an extraordinary loss of approximately $7.4 million after estimated tax benefit during the second quarter of 1994. The extraordinary loss consists primarily of premiums paid to purchase debt and the write-off of related deferred finance costs.

Through July 20, 1994, the Company had purchased $42.7 million of Senior Debt and $237.1 of Senior Subordinated Debt and will record the additional extraordinary loss in the third quarter of 1994. Subject to fluctuations in short-term interest rates, estimated annual interest expense savings on the debt retired through July 20, 1994 will be approximately $11 million. Depending on market conditions, Safeway may continue to purchase and retire long-term debt. Overall debt levels have decreased as a result of Safeway's strong cash flow from operations in excess of capital expenditures.

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                              12 Weeks Ended                    24 Weeks Ended
                                                         -----------------------           -----------------------
                                                         June 18,         June 19,         June 18,         June 19,
                                                          1994             1993             1994             1993
                                                         ------           ------           ------           ------
Income before income taxes and
  extraordinary loss                                     $103.4            $ 63.2          $176.9           $ 60.1
LIFO expense                                                2.3               3.3             4.6              6.5
Interest expense                                           52.7              63.2           108.5            126.4
Depreciation and amortization                              75.4              76.1           150.1            152.4
Equity in earnings of unconsolidated
  affiliates                                               (7.9)             (7.2)          (18.4)           (23.3)
                                                         ------            ------          ------           ------

Operating cash flow                                      $225.9            $198.6          $421.7           $322.1
                                                         ======            ======          ======           ======
As a percent of sales                                      6.25%             5.60%           5.94%            4.63%
                                                         ======            ======          ======           ======
As a multiple of interest expense                          4.29              3.14            3.89             2.55
                                                         ======            ======          ======           ======

Excluding the Alberta buyout charge, operating cash flow for the 12 and 24 weeks ended June 19, 1993 was 5.73% and 5.42% of sales, and was a 3.22 and 2.98 multiple of interest expense.

                        SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Cash flow from operations supplemented by credit available under the Bank Agreements are the Company's primary sources of short-term liquidity. At June 18, 1994, the Company had available unused borrowing capacity of $682.2 million under the Bank Agreements. Management believes that this amount is adequate to meet the Company's requirements.

CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. In order to enhance the quality of projects and to focus on near-term operating challenges, Safeway scaled back its capital expenditure program in 1993, investing $290.2 million to open 14 stores and complete 45 major remodels. As a result of consolidating its information technology systems in 1994, Safeway expects expenditures for capitalized computer software to be less than planned. In addition, store design improvements have lowered the cost of new stores and remodels. Accordingly, Safeway has adjusted its planned 1994 capital expenditures to between $350 million and $400 million without changing the number of expected store openings and remodels. For the first 24 weeks of 1994, capital expenditures totaled $106.8 million. Safeway expects to increase its level of capital expenditures gradually over time.

                         SAFEWAY INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 32 and 33 of the 1993 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. In part, Note H provides information on certain claims arising from the July 1988 Richmond, California warehouse fire. The Company's excess insurance carrier asserted that its liability policy does not cover third-party claims against the Company arising from the fire, and the Company filed suit against the carrier to establish coverage. The court ordered that the claim be arbitrated in London in accordance with the policy's arbitration clause. A panel of arbitrators in London has rendered a decision in Safeway's favor in the arbitration proceeding between the Company and the insurance carrier.
Under the panel's decision, Safeway is entitled to be indemnified by the carrier under the policy. Safeway believes that coverage under the policy will be sufficient for resolution of all remaining third-party claims arising out of the fire.

Note H also provides information regarding two class action employment discrimination lawsuits filed against the Company. In June 1994, the court gave final approval to a voluntary consent decree in settlement of the lawsuits. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracking the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. This settlement did not have a material impact on the Company's second quarter 1994 financial position or results of operations, and is not expected to have a significant impact on future results.

                         SAFEWAY INC. AND SUBSIDIARIES



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 10, 1994 at which the stockholders voted on proposals as follows:



                                                         Votes           Votes Against        Votes Abstained and
                                                          For             or Withheld           Broker Non-votes
                                                       ---------         -------------        -------------------
Election of Directors:
    James H. Greene, Jr.                               96,416,187             358,353           Not Applicable
    Paul Hazen                                         96,626,961             147,579           Not Applicable
    Henry R. Kravis                                    94,750,909           2,023,631           Not Applicable

Adoption of the 1994 Amended and Restated
Stock Option and Incentive Plan for Key
Employees of Safeway Inc.                              93,413,833           3,246,098               114,609

Adoption of the Stock Option Plan for
Consultants of Safeway Inc., as amended                91,966,243           4,656,920               151,377

Adoption of the Operating Performance Bonus
Plan for Executive Officers of Safeway Inc.            95,706,762             950,023               117,755

Adoption of stockholder proposal concerning
disclosure of executive compensation                    4,135,851          87,049,267             5,589,422

Ratification of appointment of Deloitte &
Touche as independent auditors for fiscal
year 1994.                                             96,449,618             249,029                75,893


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

Exhibit 4(i).3 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).4 Registration Rights Agreement dated November 25, 1986 between the Company and certain limited partnerships (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388).

Exhibit 4(i).5        Indenture dated as of November 20, 1991 among the
                      Company and The Bank of New York as Trustee relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated November 13, 1991).

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

Exhibit 4(i).8 Indenture dated as of February 1, 1992 between the Company and The First National Bank of Chicago as Trustee relating to the Company's 9.30% Senior Secured Debentures due 2001, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 to Registrant's Form 10-K for the year ended December 28, 1991).

Exhibit 4(i).9 Indenture dated as of March 15, 1992 between the Company and Harris Trust and Savings Bank as Trustee relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).10 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999 and the 9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).11 Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992).

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

Exhibit 4 (i).15      Company Pledge Agreement dated as of November 24, 1986
                      between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990 and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K dated November
                      13, 1991), and Third Amendment dated as of January 28,
                      1992 to Company Pledge Agreement between the Company and
                      Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).16 Trademark Security Agreement and Conditional Assignment dated as of November 24, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.6 of Registrant's Form 8-K dated November 13, 1991), and Third Amendment dated as of January 28, 1992 to Safeway Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).17 Pledge and Security Agreement dated as of November 26, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.7 of Registrant's Form 8-K dated November 13, 1991), and Third Amendment dated as of January 28, 1992, to Company Pledge and Security Agreement (Inventory) between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K dated March 17, 1992).

                         SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).18 Intercreditor Agreement (Company Pledge) dated as of November 24, 1986 among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank, and Norwest Bank Minneapolis, N.A., and form of First Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.8 of Registrant's Form 8-K dated November 13, 1991) and Second Amendment dated as of January 28, 1992 to Intercreditor Agreement (Company Pledge) among the Company, Bankers Trust Company, as agent, collateral agent and interest rate exchanger, Harris Trust and Savings Bank, Norwest Bank Minneapolis, N.A., and The Bank of New York (incorporated by reference to Exhibit 4.6 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).19 Intercreditor Agreement (Substitute Collateral) dated as of November 24, 1986 among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank, and Norwest Bank Minneapolis, N.A., and form of First Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.9 of Registrant's Form 8-K dated November 13, 1991) and Second Amendment dated as of January 28, 1992 to Intercreditor Agreement (Substitute Collateral) among the Company, Bankers Trust Company, as agent, collateral agent and interest rate exchanger, Harris Trust and Savings Bank, Norwest Bank Minneapolis, N.A,. and The Bank of New York (incorporated by reference to Exhibit 4.7 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992 among the Company, the banks listed therein, and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).19 to Registrant's Form 10-K for the year ended January 2, 1993), and the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).20 of Registrant's Form 10-Q for the quarter ended March 26, 1994).

Exhibit 4(i).21 Form of Second Amended and Restated Working Capital Credit Agreement dated as of June 14, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992, among the Company, the Banks listed therein, and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).20 to Registrant's Form 10-K for the year ended January 2, 1993), and the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 of Registrant's Form 10-Q for the quarter ended
                      March 26, 1994).

Exhibit 4(iii) Registrant agrees to provide to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1* Safeway Inc. Outside Director Equity Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36753).
__________________
*  Management contract, or compensatory plan or arrangement

                         SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).2*    Share Appreciation Rights Plan of Canada Safeway
                      Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 29,
                      1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 28,
                      1991).

Exhibit 10(iii).3* Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 29,
                      1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 28,
                      1991).

Exhibit 10(iii).4* Letter Agreement dated March 24, 1993 between the Company and Peter A. Magowan (incorporated by reference to Exhibit 10(iii).6 to Registrant's Form 10-Q for the quarterly period ended June 19, 1993).

Exhibit 10(iii).5* Settlement Agreement and General Release of Claims dated October 6, 1993 between the Company and Robert H. Kinnie (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-Q for the quarterly period ended September 11, 1993).

Exhibit 10(iii).6* Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-Q for the quarterly period ended June 19, 1993).

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

Exhibit 11.1          Computation of Earnings Per Common Share and Common
                      Share Equivalent.

Exhibit 27.1          Financial Data Schedule
_______________
*  Management contract, or compensatory plan or arrangement

ITEM 6(B).  REPORTS ON FORM 8-K.

On May 20, 1994, the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the first quarter of 1994.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date:  July 22, 1994                    \s\ Steven A. Burd
              ---------------                   ---------------------
                                                Steven A. Burd
                                                President and Chief Executive
                                                Officer


        Date:  July 22, 1994                    \s\ Julian C. Day
              ---------------                   ---------------------
                                                Julian C. Day
                                                Executive Vice President and
                                                Chief Financial Officer