Form 10-Q
period 1994-09-10
SAFEWAY INC
filed 1994-10-21
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 10, 1994

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.

  As of October 14, 1994, there were issued and outstanding 103,735,094 shares of the registrant's common stock.

                         SAFEWAY INC. AND SUBSIDIARIES


                                     INDEX

PART I           FINANCIAL INFORMATION (UNAUDITED)                                                   Page
- - ------           ---------------------------------                                                   ----
ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of  September 10, 1994 and
                   January 1, 1994                                                                     3

                 Condensed Consolidated Statements of Income for the 12 and 36 weeks
                   ended September 10, 1994 and September 11, 1993                                     5

                 Condensed Consolidated Statements of Cash Flows for the 36 weeks
                   ended September 10, 1994 and September 11, 1993                                     6

                 Notes to the Condensed Consolidated Financial Statements                              7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                  11

PART II          OTHER INFORMATION
- - -------          -----------------

ITEM 1.          LEGAL PROCEEDINGS                                                                    14

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                     15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
- - -------   --------------------


                        SAFEWAY  INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                September 10,     January 1,
                                                    1994             1994
                                                -------------     ----------
ASSETS
- - ------
Current assets:
  Cash and equivalents                            $   58.4         $  118.4
  Receivables                                        136.5            119.5
  Merchandise inventories                          1,057.1          1,128.1
  Prepaid expenses and other current assets           91.7             98.0
                                                  --------         --------
  Total current assets                             1,343.7          1,464.0
                                                  --------         --------

Property                                           4,279.8          4,207.3
  Less accumulated depreciation
    and amortization                               1,798.5          1,647.2
                                                  --------         --------
  Property, net                                    2,481.3          2,560.1

Goodwill, net of amortization of $92.5
   and $86.2, respectively                           336.6            347.6
Prepaid pension costs                                313.8            307.1
Investments in unconsolidated affiliates             324.2            303.4
Other assets                                          87.7             92.5
                                                  --------         --------

Total assets                                      $4,887.3         $5,074.7
                                                  ========         ========

(Continued)

                         SAFEWAY  INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (In millions, except per share amounts)
                                  (Unaudited)

                                              September 10,    January 1,
                                                  1994            1994
                                              -------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Current maturities of notes
    and debentures                              $  155.5        $  188.6
  Current obligations under capital leases          19.2            19.3
  Accounts payable                                 910.5           880.5
  Accrued salaries and wages                       200.4           216.3
  Other accrued liabilities                        464.4           406.7
                                                --------        --------

  Total current liabilities                      1,750.0         1,711.4
                                                --------        --------
Long-term debt:
  Notes and debentures                           1,890.7         2,287.7
  Obligations under capital leases                 182.4           193.6
                                                --------        --------

  Total long-term debt                           2,073.1         2,481.3

Deferred income taxes                              141.8           145.5
Accrued claims and other liabilities               372.7           353.6
                                                --------        --------

Total liabilities                                4,337.6         4,691.8
                                                --------        --------

Stockholders' equity:
  Common stock:  par value $.01 per share;
     300 shares authorized; 103.3 and 101.5
     shares outstanding, respectively                1.0             1.0
  Additional paid-in capital                       642.6           624.5
  Cumulative translation adjustments                33.3            39.0
  Accumulated deficit                             (127.2)         (281.6)
                                                --------        --------

  Total stockholders' equity                       549.7           382.9
                                                --------        --------

Total liabilities and stockholders' equity      $4,887.3        $5,074.7
                                                ========        ========

    See accompanying notes to condensed consolidated financial statements.

                        SAFEWAY  INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                               12 Weeks Ended              36 Weeks Ended
                                                           -----------------------     -----------------------
                                                           Sept. 10,     Sept. 11,     Sept. 10,     Sept. 11,
                                                              1994          1993          1994          1993
                                                           ---------     ---------     ---------     ---------
Sales                                                      $ 3,631.8     $ 3,558.9     $10,736.3     $10,512.9
Cost of goods sold                                          (2,635.9)     (2,592.0)     (7,799.9)     (7,660.5)
                                                           ---------     ---------     ---------     ---------
     Gross profit                                              995.9         966.9       2,936.4       2,852.4

Operating and administrative expenses                         (847.4)       (845.8)     (2,523.8)     (2,572.2)
                                                           ---------     ---------     ---------     ---------
     Operating profit                                          148.5         121.1         412.6         280.2

Interest expense                                               (48.1)        (61.5)       (156.6)       (187.9)
Equity in earnings of unconsolidated affiliates                  4.4          12.4          22.8          35.7
Other income, net                                                2.0           2.0           4.9           6.1
                                                           ---------     ---------     ---------     ---------
     Income before income taxes and extraordinary loss         106.8          74.0         283.7         134.1

Income taxes                                                   (43.1)        (31.9)       (119.2)        (57.7)
                                                           ---------     ---------     ---------     ---------
     Income before extraordinary loss                           63.7          42.1         164.5          76.4

Extraordinary loss related to early
   retirement of debt, net of income tax
   benefit of $1.7 and $6.5, respectively                       (2.7)          -           (10.1)          -
                                                           ---------     ---------     ---------     ---------
      Net income                                           $    61.0     $    42.1     $   154.4     $    76.4
                                                           =========     =========     =========     =========

Earnings per common share and common
share equivalent:
      Primary
           Income before extraordinary loss                $    0.52     $    0.35     $    1.35     $    0.64
           Extraordinary loss                                  (0.02)          -           (0.08)           -
                                                           ---------     ---------     ---------     ---------
           Net income                                      $    0.50     $    0.35     $    1.27     $    0.64
                                                           =========     =========     =========     =========
      Fully diluted
           Income before extraordinary loss                $    0.52     $    0.34     $    1.34     $    0.63
           Extraordinary loss                                  (0.02)          -           (0.08)          -
                                                           ---------     ---------     ---------     ---------
           Net income                                      $    0.50     $    0.34     $    1.26     $    0.63
                                                           =========     =========     =========     =========

Weighted average common shares and common
   share equivalents:
       Primary                                                 122.1         121.3         121.5         119.9
                                                           =========     =========     =========     =========
       Fully diluted                                           122.5         122.3         122.5         122.3
                                                           =========     =========     =========     =========

  See accompanying notes to the condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                            36 Weeks Ended
                                                                    -----------------------------
                                                                    September 10,   September 11,
                                                                        1994            1993
                                                                    -------------   -------------
CASH FLOW FROM OPERATIONS:
Net income                                                             $ 154.4         $  76.4
Reconciliation to net cash flow from operations:
  Extraordinary loss related to early retirement of debt,
    before income tax benefit                                             16.6             -
  Depreciation and amortization                                          225.5           229.0
  LIFO expense                                                             6.9             7.7
  Equity in undistributed earnings of unconsolidated affiliates          (22.8)          (35.7)
  Other                                                                   37.1            14.6
  Change in working capital items:
    Receivables and prepaids                                              (7.1)           10.8
    Inventories at FIFO cost                                              50.1           107.2
    Payables and accruals                                                 87.5            27.8
                                                                       -------         -------
      Net cash flow from operations                                      548.2           437.8
                                                                       -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                                        (181.6)         (153.6)
Proceeds from sale of property                                            27.6             8.3
Other                                                                    (27.0)          (34.6)
                                                                       -------         -------
     Net cash flow used by investing activities                         (181.0)         (179.9)
                                                                       -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                                        93.9            26.0
Payments on short-term borrowings                                        (43.6)          (44.9)
Additions to long-term borrowings                                        345.4           267.6
Payments on long-term borrowings                                        (821.8)         (486.3)
Premiums paid on early retirement of debt                                (12.7)            -
Net proceeds from sale of common stock                                    10.5             3.2
Other                                                                      1.1             2.0
                                                                       -------         -------
    Net cash flow used by financing activities                          (427.2)         (232.4)
                                                                       -------         -------
Increase (decrease) in cash and equivalents                              (60.0)           25.5

CASH AND EQUIVALENTS:
    Beginning of period                                                  118.4            96.6
                                                                       -------         -------
    End of period                                                      $  58.4         $ 122.1
                                                                       =======         =======

     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 10, 1994 and September 11, 1993 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 10, 1994 are not necessarily indicative of the results expected for the full year.


NOTE B - INVENTORY

The results of operations reflect the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the third quarter of 1994 and $1.2 million in the third quarter of 1993. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 344 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 61 stores in western Mexico.

The Company's recorded investment in Vons at September 10, 1994 was $235.7 million, including unamortized goodwill of $47.3 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons, recorded on a one-quarter delay basis, was $1.3 million and $10.4 million for 12 and 36 weeks ended September 10, 1994 compared to $5.9 million and $20.6 million for the same periods in 1993.

Based on the September 9, 1994 closing price for Vons' common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons' common stock had an aggregate market value of $236.3 million.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):

                                                 June 19,         January 2,
 FINANCIAL POSITION                                1994              1994
 ------------------                             ---------         ----------
 Current assets                                 $  441.8           $  473.4
 Property and capital leases                     1,223.2            1,215.6
 Other assets                                      567.6              560.5
                                                --------           --------
   Total assets                                 $2,232.6           $2,249.5
                                                ========           ========

 Current liabilities                            $  494.4           $  542.7
 Long-term obligations                           1,199.7            1,181.9
 Shareholders' equity                              538.5              524.9
                                                --------           --------
   Total liabilities and shareholders'
     equity                                     $2,232.6           $2,249.5
                                                ========           ========



                                                       12 Weeks Ended                    36 Weeks Ended
                                                 --------------------------        --------------------------
                                                  June 19,         June 20,         June 19,         June 20,
 RESULTS OF OPERATIONS                              1994             1993             1994             1993
 ---------------------                           ---------        ---------        ---------        ---------
 Sales                                           $ 1,160.2        $ 1,175.3        $ 3,474.7        $ 3,729.1
 Cost of sales and other expenses                 (1,155.7)        (1,157.6)        (3,442.3)        (3,667.9)
                                                 ---------        ---------        ---------        ---------
 Income before extraordinary item                      4.5             17.7             32.4             61.2
 Extraordinary item                                    -                -                -               (0.1)
                                                 ---------        ---------        ---------        ---------
 Net income                                      $     4.5        $    17.7        $    32.4        $    61.1
                                                 =========        =========        =========        =========


As of December 31, 1993, Casa Ley had total assets of $411.9 million based on financial information provided by Casa Ley. Sales and net income were $781.3 million and $25.4 million for the 36 weeks ended June 30, 1994, and $704.9 million and $30.7 million for the 36 weeks ended June 30, 1993.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - FINANCING

Notes and debentures were composed of the following at September 10, 1994 and January 1, 1994 (in millions):


                                                  September 10, 1994            January 1, 1994
                                                ----------------------      ----------------------
                                                Long-term      Current      Long-term      Current
                                                ---------      -------      ---------      -------
Bank Credit Agreement, secured                  $   93.0                    $   35.0
Working Capital Credit Agreement, secured          249.8                       340.3
9.30% Senior Secured Debentures
   due 2007                                         70.7                       100.0
10% Senior Notes due 2002,
   unsecured                                        60.6                        74.0
10% Senior Subordinated Notes due
   2001, secured                                   241.4                       300.0
9.875% Senior Subordinated
   Debentures due 2007, secured                    110.0                       150.0
9.65% Senior Subordinated
   Debentures due 2004, secured                    228.2                       300.0
9.35% Senior Subordinated Notes due
   1999, secured                                   182.5                       250.0
Mortgage notes payable, secured                    436.8       $ 49.1          494.5       $ 72.8
Other notes payable, unsecured                     217.7         22.1          243.9         81.8
Other bank borrowings, unsecured                     -           84.3            -           34.0
                                                --------       ------       --------       ------
                                                $1,890.7       $155.5       $2,287.7       $188.6
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

During the second and third quarters of 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $250 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by approximately $0.5 million and leaves remaining commitments of $1.15 billion. The revisions permit the Company to purchase Senior Subordinated Debt of up to $300 million per year or $500 million over the life of the Bank Agreements.

During the first three quarters of 1994, Safeway retired $42.7 million of Senior Debt and $237.9 million of Senior Subordinated Debt. Safeway purchased the long-term debt primarily with proceeds from floating rate bank borrowings. While these transactions resulted in extraordinary losses of $2.7 million and $10.1 million after estimated tax benefit for the 12 and 36 weeks ended September 10, 1994, estimated annual interest expense savings will be approximately $11 million, subject to fluctuations in short-term interest rates. The extraordinary losses consist primarily of premiums paid to purchase debt and the write-off of related deferred finance costs. Depending on market conditions, Safeway may continue to purchase and retire long-term debt.

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

Note H also provides information regarding two class action employment discrimination lawsuits filed against the Company. In June 1994, the court gave final approval to a voluntary consent decree in settlement of the lawsuits. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracking the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. This settlement did not have a material impact on the Company's financial position or results of operations, and is not expected to have a significant impact on future results.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's income before extraordinary loss for the third quarter ended September 10, 1994 was $63.7 million ($0.52 per share) compared to net income of $42.1 million ($0.34 per share) for the third quarter of 1993. Net income of $61.0 million ($0.50 per share) in the third quarter of 1994 included an extraordinary loss of $2.7 million ($0.02 per share) for the early retirement of debt. For the first 36 weeks of 1994, income before extraordinary loss was $164.5 million ($1.34 per share) compared to net income of $76.4 million ($0.63 per share) in the same period of 1993. Net income for the first 36 weeks of 1993 included a $30.2 million after-tax charge ($0.25 per share) for a voluntary employee buyout program in Safeway's Alberta, Canada division.


Sales were $3.6 billion in the third quarter and $10.7 billion for the first 36 weeks of 1994 compared to $3.6 billion and $10.5 billion for the same periods of 1993. Same-store sales increased 3.7% in the third quarter of 1994, continuing a seven-quarter trend of same-store sales increases. Same-store sales for the first 36 weeks of 1994 increased 4.0%. Despite low food price
inflation, Safeway achieved sales growth in the first 36 weeks of 1994.   The
Company has simplified work methods in the stores, streamlined the support functions at corporate headquarters and retail division offices, achieved labor cost parity through competitive labor contracts signed in Alberta, and improved inventory management. The savings from these efforts to lower the Company's fundamental cost of doing business were reinvested into sales growth through improved service and more competitive pricing.

Gross profit was 27.4% and 27.3% of sales in the 12 and 36 weeks ended September 10, 1994, respectively, compared to 27.2% and 27.1% for the same periods of 1993. LIFO expense decreased to $6.9 million for the first 36 weeks of 1994 from $7.7 million for the same period of 1993, reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense for the third quarter fell to 23.33% of sales in 1994 from 23.76% in 1993. Included in operating and administrative expense for the third quarter of 1994 is an $18 million reserve for the future write-off of capitalized software. This reserve resulted from the identification of duplicate and obsolete systems as part of the previously announced reorganization of Safeway's information technology group. The elimination of these systems is expected to be largely completed during 1995. Higher sales, programs to control expenses, and insurance recoveries combined to offset the software write-off and reduce operating and administrative expense as a percent of sales in the third quarter of 1994. Programs to control expenses include the previously announced reorganizations of administrative support functions in the United States and Canada, which are generating estimated annual savings of $25 million.

In the first 36 weeks of the year, operating and administrative expense decreased to 23.51% in 1994 from 24.47% in 1993. Excluding the $54.9 million pre-tax charge for the Alberta buyout in 1993, operating and administrative expense for the first 36 weeks of 1993 would have been 23.94%.

Interest expense for the third quarter fell to $48.1 million in 1994 compared to $61.5 million in 1993. For the first 36 weeks of the year, interest expense was $156.6 million in 1994 compared to $187.9 million in 1993. The decreases during 1994 were primarily due to overall debt reductions resulting from Safeway's strong cash flow from operations in excess of capital expenditures and the replacement of higher rate long-term debt with short-term floating rate debt.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $4.4 million for the third quarter of 1994, compared to $12.4 million the same period of 1993. Vons reported that its net income reflected the impact of price reductions and promotional programs initiated in early 1994, as well as a same-store sales decrease of 3.2% for its quarter ended June 19, 1994. For the first 36 weeks of the year, equity in earnings of unconsolidated subsidiaries fell to $22.8 million in 1994 from $35.7 million in 1993.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

During the second and third quarters of 1994, the Company revised the Bank Credit Agreement and Working Capital Credit Agreement (together the "Bank Agreements"). The revisions extend the maturity of the Bank Agreements by one year to 1998. The revisions also include a $250 million voluntary reduction of the borrowing capacity under the Bank Agreements, which decreases the annual commitment fees by approximately $0.5 million and leaves remaining commitments of $1.15 billion. The revisions permit the Company to purchase Senior Subordinated Debt of up to $300 million per year or $500 million over the life of the Bank Agreements.

During the first three quarters of 1994, Safeway retired $42.7 million of Senior Debt and $237.9 million of Senior Subordinated Debt. Safeway purchased the long-term debt primarily with proceeds from floating rate bank borrowings. While these transactions resulted in extraordinary losses of $2.7 million and $10.1 million after estimated tax benefit for the 12 and 36 weeks ended September 10, 1994, estimated annual interest expense savings will be approximately $11 million, subject to fluctuations in short-term interest rates. The extraordinary losses consist primarily of premiums paid to purchase debt and the write-off of related deferred finance costs. Depending on market conditions, Safeway may continue to purchase and retire long-term debt.

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                          12 Weeks Ended            36 Weeks Ended
                                                      ----------------------    ----------------------
                                                      Sept. 10,    Sept. 11,    Sept. 10,    Sept. 11,
                                                        1994         1993         1994         1993
                                                      ---------    ---------    ---------    ---------
Income before income taxes and extraordinary loss      $106.8       $ 74.0       $283.7        $134.1
LIFO expense                                              2.3          1.2          6.9           7.7
Interest expense                                         48.1         61.5        156.6         187.9
Depreciation and amortization                            75.4         76.6        225.5         229.0
Equity in earnings of unconsolidated affiliates          (4.4)       (12.4)       (22.8)        (35.7)
                                                       ------       ------       ------        ------
Operating cash flow                                    $228.2       $200.9       $649.9        $523.0
                                                       ======       ======       ======        ======
As a percent of sales                                   6.28%        5.65%        6.05%         4.97%
                                                        =====        =====        =====         =====
As a multiple of interest expense                       4.74x        3.27x        4.15x         2.78x
                                                        =====        =====        =====         =====


Excluding the $54.9 million Alberta buyout charge, operating cash flow for the 36 weeks ended September 11, 1993 was 5.50% of sales, and was 3.08 times interest expense.

Cash flow from operations supplemented by credit available under the Bank Agreements are the Company's primary sources of short-term liquidity. At September 10, 1994, the Company had available unused borrowing capacity of $663.2 million under the Bank Agreements. Management believes that this amount is adequate to meet the Company's requirements.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. Safeway scaled back its capital expenditure program in 1993 in order to focus on near-term operating challenges, enhance the quality of projects and lower their cost. During 1993, Safeway invested $290.2 million to open 14 stores and complete 45 major remodels. The Company expects to spend about $350 million in 1994 to open 20 new stores and remodel between 50 and 60 stores.
The expected cost of capital expenditures for 1994 has been reduced from earlier estimates without changing the number of expected store openings or remodels. This was possible due to the consolidation of information technology systems earlier this year, which reduced expenditures for capitalized computer software, and due to store design improvements which have lowered the cost of new stores and remodels. For the first 36 weeks of 1994, capital expenditures totaled $185.6 million. Safeway expects to increase its level of capital expenditures gradually over time.

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

Note H also provides information regarding two class action employment discrimination lawsuits filed against the Company. In June 1994, the court gave final approval to a voluntary consent decree in settlement of the lawsuits. The settlement covers over 20,000 current and former employees at more than 200 store locations in Northern California and provides for a fund of $5.0 million for payments to certain class members and an additional payment of $2.5 million in attorneys' fees and costs. The consent decree includes provisions for enhancing the Company's equal opportunity programs by setting additional affirmative action goals for certain retail positions, tracking the distribution of hours of work and training opportunities, and continuing a system for posting job vacancies. This settlement did not have a material impact on the Company's third quarter 1994 financial position or results of operations, and is not expected to have a significant impact on future results.

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

Exhibit 4(i).8 Indenture dated as of February 1, 1992 between the Company and The First National Bank of Chicago as Trustee relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 to Registrant's Form 10-K for the year ended December 28, 1991).

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

Exhibit 4(i).15 Company Pledge Agreement dated as of November 24, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992 to Company Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated March 17,
                          1992).

Exhibit 4(i).16 Trademark Security Agreement and Conditional Assignment dated as of November 24, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.6 of Registrant's Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992 to Safeway Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).17 Pledge and Security Agreement dated as of November 26, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.7 of Registrant's Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992 to Company Pledge and Security Agreement (Inventory) between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.5 of Registrant's Form 8-K dated March 17, 1992).

                         SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).18 Intercreditor Agreement (Company Pledge) dated as of November 24, 1986 among the Company, Bankers Trust Company, as agent and collateral agent, Harris Trust and Savings Bank, and Norwest Bank Minneapolis, N.A., and form of First Amendment thereto dated as of November 8, 1991 (incorporated by reference to
                          Exhibit 4.8 of Registrant's Form 8-K dated November 13, 1991) and Second Amendment dated as of January 28, 1992 to Intercreditor Agreement (Company Pledge), among the Company, Bankers Trust Company, as agent, collateral agent and interest rate exchanger, Harris Trust and Savings Bank, Norwest Bank Minneapolis, N.A., and The Bank of New York (incorporated by reference to Exhibit 4.6 of Registrant's Form 8-K dated March 17, 1992).

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

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991 and the Fifth Amendment dated January 28, 1992 among the Company, the banks listed therein, and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).19 to Registrant's Form 10-K for the year ended January 2, 1993), and the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), and Seventh Amendment dated as of August 19, 1994.

Exhibit 4(i).21 Form of Second Amended and Restated Working Capital Credit Agreement dated as of June 14, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991 and the Fifth Amendment dated January 28, 1992 among the Company, the Banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).20 to Registrant's Form 10-K for the year ended January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), and Seventh Amendment dated as of August 19, 1994.

Exhibit 4(iii) Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1* Safeway Inc. Outside Director Equity Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36753) and First Amendment to the Safeway Inc. Outside Director Equity Purchase Plan dated as of July 5, 1994.

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

Exhibit 11.1              Computation of Earnings Per Common Share and Common
                          Share Equivalent.

Exhibit 27                Financial Data Schedule.
_______________
*  Management contract, or compensatory plan or arrangement


ITEM 6(B).  REPORTS ON FORM 8-K.

On August 11, 1994 the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the second quarter of 1994.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 20, 1994                 \s\ Steven A. Burd
      ------------------                 ------------------
                                         Steven A. Burd
                                         President and Chief Executive
                                         Officer

Date:   October 20, 1994                 \s\ Julian C. Day
      ------------------                 -----------------
                                         Julian C. Day
                                         Executive Vice President and
                                         Chief Financial Officer

                        SAFEWAY INC. AND SUBSIDIARIES

                           INDEX TO EXHIBITS FILED


Exhibit 4(i).20 Seventh Amendment to Second Amended and Restated Credit Agreement Dated as of August 19, 1994.

Exhibit 4(i).21 Seventh Amendment and Consent Dated as of August 19, 1994 to Second Amended and Restated Working Capital Credit Agreement.

Exhibit 10(iii).1 First Amendment to the Safeway Inc. Outside Director Equity Purchase Plan Dated as of July 5, 1994.

Exhibit 11.1            Computation of Earnings Per Common Share and
                        Common Share Equivalent.

Exhibit 27              Financial Data Schedule.