Form 10-K
period 1994-12-31
SAFEWAY INC
filed 1995-03-23
CIK 86144

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  --                               ACT OF 1934

                   For the fiscal year ended December 31, 1994

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     --                       EXCHANGE ACT OF 1934


                  For the transition period from       to
                                                 ------  -----

                           Commission file number 1-41

                                  SAFEWAY INC.

             (Exact name of Registrant as specified in its charter)


                   Delaware                                     94-3019135
(State or other jurisdiction of incorporation or   (I.R.S. Employer Identification No.)
                organization)

       Fourth and Jackson Streets
          Oakland, California                                       94660
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (510) 891-3000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class                         Name of each exchange on which registered
         -------------------                         -----------------------------------------
Common Stock, $0.01 par value per share          New York Stock Exchange and Pacific Stock Exchange
Warrants to purchase Common Stock                              New York Stock Exchange
9.30% Senior Secured Debentures due 2007                       New York Stock Exchange
9.35% Senior Subordinated Notes due 1999                       New York Stock Exchange
10% Senior Subordinated Notes due 2001                         New York Stock Exchange
9.65 Senior Subordinated Debentures due 2004                   New York Stock Exchange
9.875% Senior Subordinated Debentures due 1007                 New York Stock Exchange


(Cover continued on following page)

(Cover continued from previous page)

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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
         ---

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 14, 1995, was $1.4 billion.

As of March 14, 1995, there were issued and outstanding 105,497,700 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference to the extent specified herein:

             Document Description                         10-K Part
             --------------------                         ---------
1994 Annual Report to Stockholders                       I, II, III, IV
1995 Proxy Statement dated March 24, 1995                III

                          SAFEWAY INC. AND SUBSIDIARIES

PART I

ITEM 1.  BUSINESS AND ITEM 2.  PROPERTIES

GENERAL:

Information appearing under the caption "Company in Review" beginning on page 10 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

RETAIL OPERATIONS:

Information appearing under the caption "Retail Operations" on page 10 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.


MANUFACTURING AND WHOLESALE OPERATIONS:

Information appearing under the caption "Manufacturing and Wholesale Operations" on page 11 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on page 11 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:

                                  Total
                                   Five
                                  Years    1994     1993     1992    1991     1990
                                  -----    ----     ----     ----    ----     ----
New stores:

    New locations                    54        6        8      12        9       19
    Replacements                     78       14        6      23       24       11
                                     --       --        -      --       --       --
                                    132       20       14      35       33       30
                                    ===       ==       ==      ==       ==       ==
Remodels:

    Expansions                       90        7       27      23       22       11
    "Four-Wall" remodels            256       64       18      40       55       79
                                    ---       --       --      --       --       --
                                    346       71       45      63       77       90
                                    ===       ==       ==      ==       ==       ==
Closures                            187       36       39      49       37       26
Stores at year-end                         1,062    1,078   1,103    1,117    1,121

                         SAFEWAY INC. AND SUBSIDIARIES

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

This information is omitted because the Company has no significant lines of business or industry segments except the principal business of operating retail supermarkets.

TRADEMARKS:

The Company has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 75 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Lucerne, Bel-air, TownHouse, Mrs. Wright's, and Safeway SELECT. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

At year-end 1994, working capital deficit was composed of $1.4 billion of current assets and $1.8 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends; however, during 1994 Safeway significantly increased cash flow from operations through improved working capital management. There are no unusual industry practices or requirements relating to working capital items.

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

                         SAFEWAY INC. AND SUBSIDIARIES

COMPLIANCE WITH ENVIRONMENTAL LAWS:

The Company's compliance with the federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relate to the protection of the environment has not had and is not expected to have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES:

At year-end 1994, the Company had approximately 110,000 full and part-time employees. Approximately 90% of the Company's employees are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 500 such agreements, typically having three-year terms, with some agreements having terms up to five years. The Company renegotiates a significant number of these agreements every year. While the Company believes that its relationship with its employees is good, work stoppages that could result from failure to renew contracts covering a significant number of employees could have an adverse effect on Safeway's operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note K to the consolidated financial statements, included on page 34 of the Company's 1994 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area. At year-end 1994, the Company's foreign operations were composed of retail grocery and wholesale operations in Canada and a 49% equity investment in Casa Ley, S.A. de C.V. ("Casa Ley"), a Mexican company. The recent devaluation of the peso will have an adverse impact on Safeway's income from Casa Ley beginning in 1995 but is not expected to be material to Safeway's net income. Other than the competitive nature of the retail food business, the Company is not aware of any other significant risks of operating in these foreign countries.

Casa Ley had total assets of $448.4 million and $365.5 million as of September 30, 1994 and 1993, based on financial information provided by Casa Ley. Sales were $1,052.4 million and net income was $32.0 million for the 12 months ended September 30, 1994. Sales were $925.8 million and net income was $39.5 million for the 12 months ended September 30, 1993. Sales were $752.7 million and net income was $33.8 million for the 12 months ended September 30, 1992.

                         SAFEWAY INC. AND SUBSIDIARIES

TERMS OF OUTSTANDING INDEBTEDNESS:

Information appearing in Note B to the consolidated financial statements on pages 25 through 27 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

The following description of the Bank Credit Agreement and the Working Capital Credit Agreement (the "Bank Agreements") and the indentures related to the 9.35% Senior Subordinated Notes due 1999, the 9.65% Senior Subordinated Debentures due 2004, the 9.875% Senior Subordinated Debentures due 2007, the 10% Senior Subordinated Notes due 2001, the 9.30% Senior Secured Debentures due 2007, and the 10% Senior Notes due 2002 (collectively, the "Notes and Debentures") does not purport to be complete and is subject to and qualified in its entirety by reference to the Bank Agreements and such indentures, which have been filed with the Commission. Capitalized terms used herein which are not otherwise defined shall have the meanings assigned to them in the definitive agreements and instruments governing such indebtedness.

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

The indentures related to the Notes and Debentures restrict the ability of the Company, and in some cases, its subsidiaries, to, among other things: (i) pay cash dividends or make other distributions on or redemptions of its capital stock, (ii) incur debt, (iii) incur liens, (iv) enter into transactions with stockholders and affiliates, and (v) consolidate, merge or dispose of all or substantially all of its assets. In particular, the indentures limit the ability of the Company to incur debt in certain circumstances, unless the Company meets a specified consolidated fixed charge ratio.

ITEM 3.       LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note H to the consolidated financial statements on page 32 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

In March 1995, Service District No. 1 of the Clackamas County, Oregon Department of Utilities (the "District") issued a Notice of Violation and Intent to Assess Civil Penalty ("NOV") alleging violations of a wastewater discharge permit at a Company facility. The violations relate to the Company's alleged failure to comply with discharge limitations for pH and reporting requirements under the permit. The NOV may result in the assessment of civil penalties and a compliance order, the amount and content of which will depend on a variety of factors, including mitigating factors presented to the District. Although the Company is unable to predict the amount of civil penalties, if any, that it will be required to pay with respect to the facility, the Company does not believe that the payment of any such amount will be significant. The Company intends to respond promptly to the NOV, and has had discussions with the District, in order to resolve this matter.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 1994.

                         SAFEWAY INC. AND SUBSIDIARIES


PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange and the Pacific Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note L to the consolidated financial statements on page 35 of the Company's 1994 Annual Report to Stockholders and is incorporated herein by this reference. There were 4,596 stockholders of record as of March 14, 1995; however, approximately 36% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock was $35.00 as of the close of business on March 14, 1995.

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Bank Agreements and the indentures relating to the Notes and Debentures. The Bank Agreements provide that the Company may not declare or pay any dividend or make any distribution with respect to its common stock (other than dividends or distributions payable in its common stock). Under the indentures relating to the Notes and Debentures, the Company may declare or pay dividends or make distributions with respect to its common stock (other than dividends or distributions payable in its common stock) if at the time of such payment or distribution (i) no default or event of default under such indentures shall have occurred and be continuing and (ii) certain aggregate payment limitations set forth in such indentures shall have been satisfied, provided that the foregoing is not violated by the payment of dividends up to 6% per annum of the net proceeds received by the Company from its initial public offering and from any subsequent public offerings of Common Stock. Net proceeds from the 1990 initial public offering and the 1991 public offering of Common Stock were approximately $120 million and $340 million, respectively. The Company has not paid dividends on common stock through 1994 and has no current plans for dividend payments.

ITEM 6.       SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 12 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 13 through 16 and under the caption "Capital Expenditure Program" on page 11 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 17 through 37 of the Company's 1994 Annual Report to Stockholders, which include the consolidated financial statements, Computation of Earnings Per Common Share and Common Share Equivalent listed as Exhibit 11.1 to Item 14(a)3, and the Independent Auditors' Report as listed in Item 14(a)1, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1995 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. The names and ages of the current executive officers of the Company and their positions as of March 14, 1995, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all Positions with the Company                                               Year First Elected
Held at March 14, 1995                                                    Age     Officer    Present Office
- ----------------------                                                    ---     -------    --------------
Steven A. Burd (1)                                                        45        1992          1992
   President and Chief Executive Officer
David T. Ching (2)                                                        42        1994          1994
   Senior Vice President and
   Chief Information Officer
Frithjof J. Dale                                                          50        1982          1991
   Group Vice President
   Finance
Julian C. Day (3)                                                         42        1993          1993
   Executive Vice President and
   Chief Financial Officer
E. Richard Jones                                                          50        1983          1988
   Executive Vice President
   Supply Operations
George D. Marshall                                                        55        1979          1979
   Vice President
   Labor Relations
Kenneth W. Oder (4)                                                       47        1993          1993
   Executive Vice President
   Labor Relations, Human Resources, Law and Public Affairs

Melissa C. Plaisance                                                      35        1993          1995
   Senior Vice President
   Finance and Public Affairs
Larree M. Renda                                                           36        1991          1994
   Senior Vice President
   Corporate Retail Operations
Michael C. Ross (4)                                                       47        1993          1993
   Senior Vice President
   Secretary and General Counsel

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)

                                                                                      Year First Elected
Name and all Positions with the Company                                           -------------------------
Held at March 14, 1995                                                    Age     Officer    Present Office
- ----------------------                                                    ---     -------    --------------
Wilber L. Schinner                                                        54        1984          1988
   Senior Vice President and
   Director of Marketing
Richard A. Wilson                                                         61        1988          1988
   Vice President
   Tax
Donald P. Wright                                                          42        1991          1991
   Senior Vice President
   Real Estate and Engineering

- -------------------------------

(1) Previously the owner of Burd & Associates.

(2) During 1994, Mr. Ching was the General Manager - North America for the British American Consulting Group. From 1979 to 1994, he was employed by Lucky Stores, Inc., where he was the Senior Vice President of Information Systems beginning in 1989.

(3) Previously self-employed as an independent consultant.

(4) Previously a partner at the law firm of Latham & Watkins.

Compliance with Section 16(a) of the Exchange Act. Information appearing under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's 1995 Proxy Statement is incorporated herein by this reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1995 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" in the Company's 1995 Proxy Statement is not incorporated herein by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1995 Proxy Statement is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note J to the consolidated financial statements, included on pages 33 and 34 of the Company's 1994 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1995 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                         SAFEWAY INC. AND SUBSIDIARIES


PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

    Consolidated Statements of Income for fiscal 1994, 1993, and 1992. Consolidated Balance Sheets as of the end of fiscal 1994 and 1993. Consolidated Statements of Cash Flows for fiscal 1994, 1993, and 1992. Consolidated Statements of Stockholders' Equity for fiscal 1994, 1993, and 1992.
    Notes to Consolidated Financial Statements.
    Independent Auditors' Report.

2.  Consolidated Financial Statement Schedules:

    None required

3.  The following exhibits are filed as part of this report:

Exhibit 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-33388).

Exhibit 3.2 Form of By-laws of the Company as amended (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-33388), and Amendment to the Company's By-laws effective March 8, 1993 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended January 2, 1993).

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

Exhibit 4(i).5     Indenture dated as of November 20, 1991 among the
                   Company and The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated November 13, 1991).

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

Exhibit 4(i).8     Indenture dated as of February 1, 1992 between the
                   Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 of Registrant's Form 10-K for the year ended December 28, 1991).

Exhibit 4(i).9     Indenture dated as of March 15, 1992 between the
                   Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).10 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999 and the 9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).11    Indenture dated as of September 1, 1992 between the
                   Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992).

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

                         SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).14 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s Medium-Term Notes entitled Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated June 1,
                   1993).

Exhibit 4(i).15    Company Pledge Agreement, dated as of November 24,
                   1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of the Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit
                   4.5 of Registrant's Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992, to Company Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.3 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).16    Trademark Security Agreement and Conditional
                   Assignment, dated as of November 24, 1986 between the Company and Bankers Trust Company, as collateral agent, form of First Amendment thereto dated as of June 12, 1990, and form of the Second Amendment thereto dated as of November 8, 1991 (incorporated by reference to Exhibit 4.6 of Registrant's Form 8-K dated November 13, 1991) and Third Amendment dated as of January 28, 1992 to Safeway Pledge Agreement between the Company and Bankers Trust Company, as collateral agent and interest rate exchanger (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated March 17, 1992).

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

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, the Fifth Amendment dated January 28, 1992, among the Company, the banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).19 of Registrant's Form 10-K for the year ended January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated August 19, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995.

Exhibit 4(i).21    Form of Second Amended and Restated Working Capital
                   Credit Agreement dated as of June 14, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, the Fifth Amendment dated January 28, 1992, among the Company, the Banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).20 of Registrant's Form 10-K dated January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 to the Registrant's Form 10-K for the year ended January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated as of August 19, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995.

Exhibit 4(i).22 Form of Common Stock Purchase Warrants dated November 25, 1986 to purchase 13,928,000 shares of Safeway Common Stock (incorporated by reference to Exhibit 4.7 to Registration Statement No. 33-9254).

Exhibit 4(iii) Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 10(iii).1*     Safeway Inc. Outside Director Equity Purchase
                       Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36753), and First Amendment to the Safeway Inc. Outside Director Equity Purchase Plan dated as of July 5, 1994 (incorporated by reference to Exhibit 10(iii).1 to Registrant's Form 10-Q for the quarterly period ended September 10, 1994).

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

Exhibit 10(iii).5*     Stock Option Plan for Consultants of Safeway
                       Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-Q for the quarterly period ending June 19, 1993).

Exhibit 10(iii).6*     First Amendment to the Stock Option Plan for
                       Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).7*     1994 Amended and Restated Stock Option and
                       Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1,
                       1994) and First Amendment thereto dated March 1, 1995.

Exhibit 10(iii).8*     Operating Performance Bonus Plan for Executive
                       Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).9* Capital Performance Bonus Plan (incorporated by reference to Exhibit 10(iii).10 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).10*    Retirement Restoration Plan of Safeway Inc.
                       (incorporated by reference to Exhibit 10(iii).11 to Registrant's Form 10-K for the year ended January 1,
                       1994).

Exhibit 10(iii).11*    Deferred Compensation Plan for Safeway Directors.

- --------------
*  Management contract, or compensatory plan or arrangement.

                         SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 11.1       Computation of Earnings Per Common Share and Common
                   Share Equivalent (incorporated by reference to page 36 of the Company's 1994 Annual Report to Stockholders).

Exhibit 13.1       Registrant's 1994 Annual Report to Stockholders
                   (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit
                   11.1 above).

Exhibit 22.1       Subsidiaries of Registrant.

Exhibit 23.1       Independent Auditors' Consent.

Exhibit 27         Financial Data Schedule (electronic filing only).

(B)      REPORTS ON FORM 8-K:

On November 14, 1994, the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the third quarter of 1994.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Steven A. Burd                              Date:
    ------------------
SAFEWAY INC                                         March 23, 1995
Steven A. Burd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Julian C. Day                                          /s/ F. J. Dale
- -----------------                                          -----------------
Julian C. Day                                              F. J. Dale
Executive Vice President and                               Group Vice President
Chief Financial Officer                                    Finance
Date: March 23, 1995                                       Date: March 23, 1995

      Director                                                        Date
      --------                                                        ----

/s/Steven A. Burd                                                 March 23, 1995
- --------------------------
Steven A. Burd

/s/ Sam Ginn                                                      March 23, 1995
- --------------------------
Sam Ginn

/s/ James H. Greene, Jr                                           March 23, 1995
- --------------------------
James H. Greene, Jr

/s/ Paul Hazen                                                    March 23, 1995
- --------------------------
Paul Hazen

/s/ Henry R. Kravis                                               March 23, 1995
- --------------------------
Henry R. Kravis

/s/ Robert I. MacDonnell                                          March 23, 1995
- --------------------------
Robert I. MacDonnell

/s/ Peter A. Magowan                                              March 23, 1995
- --------------------------
Peter A. Magowan

/s/ George R. Roberts                                             March 23, 1995
- --------------------------
George R. Roberts

/s/ Michael T. Tokarz                                             March 23, 1995
- --------------------------
Michael T. Tokarz

                                EXHIBIT INDEX

SAFEWAY INC. AND SUBSIDIARIES

  LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994

                  (as required by Regulation S-T Item 102(d))

Exhibit 4(i).20 Eighth Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of January 13, 1995

Exhibit 4(i).21 Eighth Amendment and Limited Waiver to Second Amended and Restated Working Capital Credit Agreement, dated as of January 13, 1995

Exhibit 10(iii).7 First Amendment to the 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc., dated March 1, 1995

Exhibit 10(iii).11 Deferred Compensation Plan for Safeway Directors, dated December 24, 1994

Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 36 of the Company's 1994 Annual Report to Stockholders)

Exhibit 13.1 Registrant's 1994 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above)

Exhibit 22.1         Subsidiaries of Registrant

Exhibit 23.1         Independent Auditors' Consent

Exhibit 27           Financial Data Schedule (electronic filing only)