Form 10-K/A
period 1994-12-31
SAFEWAY INC
filed 1995-04-05
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                   (Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from  ______  to  _____

                         Commission file number   1-41
                                                 ------
                                  SAFEWAY INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                                          94-3019135
                    --------                                          ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                  organization)

             Fourth and Jackson Streets
                Oakland, California                                         94660
                -------------------                                         -----
      (Address of principal executive offices)                           (Zip Code)

   Registrant's telephone number, including area code         (510) 891-3000
                                                              --------------
          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

               Title of each class                      Name of each exchange on which registered
               -------------------                      -----------------------------------------
Common Stock, $0.01 par value per share             New York Stock Exchange and Pacific Stock Exchange
Warrants to purchase Common Stock                                New York Stock Exchange
9.30% Senior Secured Debentures due 2007                         New York Stock Exchange
9.35% Senior Subordinated Notes due 1999                         New York Stock Exchange
10% Senior Subordinated Notes due 2001                           New York Stock Exchange
9.65 Senior Subordinated Debentures due 2004                     New York Stock Exchange
9.875% Senior Subordinated Debentures due 2007                   New York Stock Exchange

(Cover continued on following page)

(Cover continued from previous page)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                    -------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

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

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

                Document Description                10-K Part
                --------------------                ---------
    1994 Annual Report to Stockholders            I, II, III, IV
    1995 Proxy Statement dated March 24, 1995     III

                         SAFEWAY INC. AND SUBSIDIARIES

                                AMENDMENT NO. 1

The undersigned Registrant hereby amends the following item of its 1994 Annual Report on Form 10-K as set forth in the attached pages:

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Exhibit 10(iii).7 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment thereto dated March 1, 1995.


Exhibit 10(iii).7 Paragraph 1 as originally filed read as follows:

     1. Section 2.1(a) of the Plan is hereby amended to read in its entirety as follows:

     "Section 2.1 - Shares Subject to Plan

            (a) The shares of stock subject to Options and awarded as Bonus Stock shall be shares of the Company's Common Stock. The aggregate number of such shares which may be issued upon exercise of Options or as Bonus Stock shall not exceed 21,500,000 (8,000,000 of which were authorized under the original Plan (prior to the first amendment and restatement of the Plan on July 18, 1990), 6,000,000 of which were authorized by the first amendment and restatement of the Plan on July 18, 1990, 4,000,000 of which were authorized by the Plan as amended on October 10, 1991, and 3,500,000 of which were authorized by the Plan as amended on March 1,
     1995)."

Exhibit 10(iii).7 Paragraph 1 as amended reads as follows:

     1. Section 2.1(a) of the Plan is hereby amended to read in its entirety as follows:

     "Section 2.1 - Shares Subject to Plan

            (a) The shares of stock subject to Options and awarded as Bonus Stock shall be shares of the Company's Common Stock. The aggregate number of such shares which may be issued upon exercise of Options or as Bonus Stock shall not exceed 23,000,000 (8,000,000 of which were authorized under the original Plan (prior to the first amendment and restatement of the Plan on July 18, 1990), 6,000,000 of which were authorized by the first amendment and restatement of the Plan on July 18, 1990, 4,000,000 of which were authorized by the Plan as amended on October 10, 1991, and 5,000,000 of which were authorized by the Plan as amended on March 1,
     1995)."

                         SAFEWAY INC. AND SUBSIDIARIES

PART IV (AS AMENDED)

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

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, the Fifth Amendment dated January 28, 1992, among the Company, the banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).19 of Registrant's Form 10-K for the year ended January 2,
                      1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated August 19, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995 (incorporated by reference to Exhibit 4(i).20 of Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 4(i).21 Form of Second Amended and Restated Working Capital Credit Agreement dated as of June 14, 1990, incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, the Fifth Amendment dated January 28, 1992, among the Company, the Banks listed therein and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(1).20 of Registrant's Form 10-K dated January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 to the Registrant's Form 10-K for the year ended January 2,
                      1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated as of August 19, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995 (incorporated by reference to Exhibit 4(i).21 of Registrant's Form 10-K for the year ended December 31,
                      1994).

Exhibit 4(i).22 Form of Common Stock Purchase Warrants dated November 25, 1986 to purchase 13,928,000 shares of Safeway Common Stock (incorporated by reference to Exhibit 4.7 to Registration Statement No. 33-9254).

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

Exhibit 10(iii).11*   Deferred Compensation Plan for Safeway Directors
                      (incorporated by reference to Exhibit 10(iii).11 of
                      Registrant's Form 10-K for the year ended December 31,
                      1994).
- -----------
*  Management contract, or compensatory plan or arrangement.

                         SAFEWAY INC. AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 36 of the Company's 1994 Annual Report to Stockholders)

Exhibit 13.1 Registrant's 1994 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and
                      Exhibit 11.1 above) (incorporated by reference to Exhibit
                      13.1 of Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 22.1          Subsidiaries of Registrant (incorporated by reference to
                      Exhibit 22.1 of Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 23.1 Independent Auditors' Consent (incorporated by reference to Exhibit 23.1 of Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 27 Financial Data Schedule (electronic filing only) (incorporated by reference to Exhibit 27 of Registrant's Form 10-K for the year ended December 31, 1994).


(B)      REPORTS ON FORM 8-K:

On November 14, 1994, the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the third quarter of 1994.

                         SAFEWAY INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


By:  /s/  F. J. DALE
     --------------------                          Dated: April 5, 1995
     SAFEWAY INC.
     F. J. Dale
     Group Vice President
     Finance

                         SAFEWAY INC. AND SUBSIDIARIES


                                 Exhibit Index

SAFEWAY INC. AND SUBSIDIARIES

              LIST OF EXHIBITS FILED WITH FORM 10-K/A FOR THE YEAR
                            ENDED DECEMBER 31, 1994


Exhibit 10(iii).7 First Amendment to the 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc., dated March 1, 1995