Form 10-Q
period 1995-03-25
SAFEWAY INC
filed 1995-05-04
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                For the quarterly period ended March 25, 1995

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       For the transition period from     to
                                                      ----   ----
                           Commission file number 1-41
                                                  ----

                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)

               Delaware                                  94-3019135
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

       Fourth and Jackson Streets
           Oakland, California                                 94660
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (510) 891-3000

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
       subject to such filing requirements for the past 90 days. YES  X   NO   .
                                                                     ---    ---
           As of May 2, 1995, there were issued and outstanding 105,769,929
                                                                -----------
                   shares of the registrant's common stock.

                         SAFEWAY INC. AND SUBSIDIARIES


                                        INDEX

PART I          FINANCIAL INFORMATION (UNAUDITED)                                      PAGE

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of March 25, 1995 and           3
                   December 31, 1994

                Consolidated Statements of Income for the 12 weeks ended March 25,       5
                   1995 and March 26, 1994

                Condensed Consolidated Statements of cash flows for the 12 weeks         6
                   ended March 25, 1995 and March 26, 1994

                Notes to the Condensed Consolidated Financial Statements                 7

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         10
                RESULTS OF OPERATIONS

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                       12

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                        12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                                         March 25,           December 31,
                                                                           1995                  1994
                                                                         ---------           ------------
ASSETS

Current assets:
  Cash and equivalents                                                   $    50.5             $    60.7
  Receivables                                                                144.9                 147.9
  Merchandise inventories                                                  1,088.5               1,136.0
  Prepaid expenses and other current assets                                   98.3                  93.0
                                                                         ---------             ---------
  Total current assets                                                     1,382.2               1,437.6
                                                                         ---------             ---------

Property                                                                   4,421.7               4,375.3
  Less accumulated depreciation
    and amortization                                                       1,924.3               1,868.9
                                                                         ---------             ---------
  Property, net                                                            2,497.4               2,506.4

Goodwill, net of amortization of $97.5
   and $95.0, respectively                                                   329.1                 331.1
Prepaid pension costs                                                        322.7                 319.6
Investments in unconsolidated affiliates                                     332.1                 329.3
Other assets                                                                  99.7                  98.1
                                                                         ---------             ---------

Total assets                                                             $ 4,963.2             $ 5,022.1
                                                                         =========             =========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                                         March 25,           December 31,
                                                                           1995                  1994
                                                                         ---------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of notes
    and debentures                                                        $  165.6              $  152.5
  Current obligations under capital leases                                    19.3                  19.3
  Accounts payable                                                           912.4               1,012.1
  Accrued salaries and wages                                                 192.0                 223.6
  Other accrued liabilities                                                  428.4                 416.1
                                                                          --------              --------
  Total current liabilities                                                1,717.7               1,823.6
                                                                          --------              --------
Long-term debt:
  Notes and debentures                                                     1,922.3               1,849.5
  Obligations under capital leases                                           177.6                 174.8
                                                                          --------              --------
  Total long-term debt                                                     2,099.9               2,024.3

Deferred income taxes                                                        128.5                 128.3
Accrued claims and other liabilities                                         413.7                 402.1
                                                                          --------              --------
Total liabilities                                                          4,359.8               4,378.3
                                                                          --------              --------
Stockholders' equity:
  Common stock:  par value $0.01 per share;
     300 shares authorized; 105.6 and 104.8
     shares outstanding, respectively                                          1.1                   1.0
  Additional paid-in capital                                                 665.4                 655.6
  Unexercised warrants purchased:  4.4 shares                               (113.2)                    -
  Retained earnings (accumulated deficit)                                     20.1                 (41.9)
  Cumulative translation adjustments                                          30.0                  29.1
                                                                          --------              --------
  Total stockholders' equity                                                 603.4                 643.8
                                                                          --------              --------
Total liabilities and stockholders' equity                                $4,963.2              $5,022.1
                                                                          ========              ========

     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)
                                   (Unaudited)



                                                                                      12 Weeks Ended
                                                                                ---------------------------
                                                                                 March 25,        March 26,
                                                                                   1995             1994
                                                                                ----------       ----------
Sales                                                                           $ 3,632.3        $ 3,491.8
Cost of goods sold                                                               (2,637.1)        (2,551.3)
                                                                                ---------        ---------
     Gross profit                                                                   995.2            940.5

Operating and administrative expenses                                              (841.2)          (823.1)
                                                                                ---------        ---------
     Operating profit                                                               154.0            117.4

Interest expense                                                                    (47.5)           (55.8)
Equity in earnings of unconsolidated affiliates                                       2.8             10.5
Other income, net                                                                     0.5              1.4
                                                                                ---------        ---------
     Income before income taxes                                                     109.8             73.5

Income taxes                                                                        (47.8)           (31.6)
                                                                                ---------        ---------
     Net income                                                                 $    62.0        $    41.9
                                                                                =========        =========

Primary and fully diluted earnings per common
     share and  common share equivalent                                         $    0.51        $    0.34
                                                                                =========        =========

Weighted average common shares and common share equivalents:

       Primary                                                                      121.0            124.0

       Fully diluted                                                                121.4            124.9






     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                              12 Weeks Ended
                                                                                        ---------------------------
                                                                                        March 25,        March 26,
                                                                                          1995             1994
                                                                                        ----------       ----------
CASH FLOW FROM OPERATIONS:
Net income                                                                             $   62.0             $  41.9
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                                            74.5                74.7
  LIFO expense                                                                              2.3                 2.3
  Equity in earnings of unconsolidated affiliates                                          (2.8)              (10.5)
  Other                                                                                    15.1                11.2
  Change in working capital items:
    Receivables and prepaid expenses                                                       (2.2)               (2.3)
    Inventories at FIFO cost                                                               46.4                20.8
    Payables and accruals                                                                (118.3)              (71.8)
                                                                                       --------             -------
      Net cash flow from operations                                                        77.0                66.3
                                                                                       --------             -------
CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                                                          (60.1)              (55.9)
Proceeds from sale of property                                                              6.2                 5.3
Other                                                                                      (3.5)              (22.9)
                                                                                       --------             -------
     Net cash flow used by investing activities                                           (57.4)              (73.5)
                                                                                       --------             -------
CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                                                         47.7                   -
Payments on short-term borrowings                                                         (29.8)              (34.0)
Additions to long-term borrowings                                                         142.6                24.9
Payments on long-term borrowings                                                          (80.5)              (69.4)
Net proceeds from exercise of warrants and stock options                                    3.4                 4.6
Purchase of unexercised warrants                                                         (113.2)                  -
Other                                                                                         -                (1.0)
                                                                                       --------             -------
    Net cash flow used by financing activities                                            (29.8)              (74.9)
                                                                                       --------             -------
Decrease in cash and equivalents                                                          (10.2)              (82.1)

CASH AND EQUIVALENTS:
    Beginning of period                                                                    60.7               118.4
                                                                                       --------             -------
    End of period                                                                      $   50.5             $  36.3
                                                                                       ========             =======


     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 25, 1995 and March 26, 1994 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 25, 1995 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORY

The results of operations reflect the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO indices"). LIFO expense was $2.3 million in the first quarters of both 1995 and 1994. Actual LIFO indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons"), which operates 334 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. ("Casa Ley") which operates 71 stores in western Mexico. Safeway records income from its equity investments on a one-quarter delay basis.

Since the December 1994 devaluation of the peso, Mexico has experienced economic uncertainty and very high interest rates. As a result, Safeway recorded no income from its equity investment in Casa Ley during the first quarter of 1995, compared to $4.2 million in the first quarter of 1994.

The Company's recorded investment in Vons at March 25, 1995 was $239.7 million, including goodwill of $46.6 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons was $2.8 million for the first quarter of 1995 compared to $6.3 million for the same period in 1994.

Based on the March 25, 1995 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $291.2 million.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):



                                            January 1,          January 2,
FINANCIAL POSITION                             1995                1994
                                               ----                ----
Current assets                              $   467.8            $  473.4
Property and equipment, net                   1,203.0             1,215.6
Other assets                                    551.2               560.5
                                            ---------            --------
  Total assets                              $ 2,222.0            $2,249.5
                                            =========            ========
Current liabilities                         $   563.9            $  542.7
Long-term obligations                         1,105.7             1,181.9
Shareholders' equity                            552.4               524.9
                                            ---------            --------
Total liabilities and shareholders' equity  $ 2,222.0            $2,249.5
                                            =========            ========


                                          12 Weeks Ended      12 Weeks Ended
                                             January 1,          January 2,
RESULTS OF OPERATIONS                           1995                1994
                                                ----                ----
Sales                                        $ 1,176.2           $ 1,170.5
Cost of sales and other expenses              (1,167.1)           (1,151.6)
                                             ---------           ---------
Net income                                   $     9.1           $    18.9
                                             =========           =========

                        SAFEWAY INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE D - FINANCING

Notes and debentures were composed of the following at March 25, 1995 and December 31, 1994 (in millions):

                                               March 25, 1995         December 31, 1994
                                               --------------         -----------------
                                            Long-term    Current     Long-term    Current
                                            ---------    -------     ---------    -------
Bank Credit Agreement, secured             $  187.0                  $  135.0
Working Capital Credit Agreement,
    secured                                   223.0                     196.8
9.30% Senior Secured Debentures
    due 2007                                   70.7                      70.7
10% Senior Notes due 2002,
    unsecured                                  59.1                      59.1
10% Senior Subordinated Notes due 2001,
    secured                                   241.4                     241.4
9.875% Senior Subordinated
    Debentures due 2007, secured              110.0                     110.0
9.65% Senior Subordinated
    Debentures due 2004, secured              228.2                     228.2
9.35% Senior Subordinated Notes due
    1999, secured                             172.5                     172.5
Mortgage notes payable, secured               422.5     $   50.4        426.7     $ 51.3
Other notes payable, unsecured                207.9         13.4        209.1       13.3
Other bank borrowings, unsecured                --         101.8          --        87.9
                                           --------     --------     --------     ------
                                           $1,922.3     $  165.6     $1,849.5     $152.5
                                           ========     ========     ========     ======

Note B to the Company's consolidated financial statements on pages 25 through 27 of the 1994 Annual Report to Stockholders, and the information appearing under the caption "Terms of Outstanding Indebtedness" in Item 1 of the Company's 1994 Form 10-K describe all of the material restrictive covenants of the Company's subordinated indebtedness.

NOTE E - CONTINGENCIES

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on page 32 of the 1994 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. There have been no material developments related to those matters.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the first quarter ended March 25, 1995 was $62.0 million ($0.51 per share) compared to $41.9 million ($0.34 per share) in the first quarter of 1994.

Sales were $3.6 billion in the first quarter of 1995 compared to $3.5 billion in the same period of 1994. Same-store sales increased 5.0% in the first quarter of 1995, continuing a nine-quarter trend of same-store sales increases. Safeway's sales growth, despite the continuing lack of food price inflation, is primarily the result of reinvesting the cost savings achieved throughout the Company into improved service and better pricing for its customers.

Gross profit was 27.4% of sales in the first quarter of 1995 compared to 26.9% in the first quarter of 1994. The improvement in gross profit was primarily due to decreased merchandise costs and lower advertising expense. LIFO expense was $2.3 million for the first quarter of both 1995 and 1994, reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense was 23.16% of sales in the first quarter of 1995 compared to 23.57% of sales in the first quarter of 1994. Operating and administrative expenses as a percentage of sales continue to decline as a result of higher sales and efforts to reduce or control expenses.

Interest expense fell to $47.5 million in the first quarter of 1995 from $55.8 million during the same period of 1994. The decrease in 1995 is the result of a reduction in overall debt levels and efforts begun in the second quarter of 1994 to replace higher rate long-term debt with floating rate debt.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, decreased to $2.8 million in the first quarter of 1995 from $10.5 million in the first quarter of 1994. Since the December 1994 devaluation of the peso, Mexico has experienced economic uncertainty and very high interest rates. As a result, Safeway recorded no income from its equity investment in Casa Ley during the first quarter of 1995, compared to $4.2 million in the first quarter of 1994. The economic issues in Mexico will continue to adversely affect Casa Ley's financial results, but the impact is not expected to be material to the consolidated operating results of Safeway. Safeway's income from its equity investment in Vons fell to $2.8 million in the first quarter of 1995 from $6.3 million in 1994. Vons reported that its net income for the quarter ended January 1, 1995 reflected the impact of its strategic repositioning program which began in late 1993. According to Vons, this program includes lower prices, increased promotional activity, and additional store employee hours.

In January 1995, the Company acquired 31.8% of the partnership interests in SSI Equity Associates, L.P. for $113 million with proceeds from bank borrowings. SSI Equity Associates, L.P., a related party, is a limited partnership whose sole asset consists of warrants to purchase 13.9 million shares of Safeway common stock at $2.00 per share. At the date of acquisition, Safeway estimated that this transaction would reduce common stock equivalents by about 4.16 million shares, which began having a favorable effect on earnings per share in the first quarter of 1995. The favorable effect on earnings per share from reducing common stock equivalents is being partially offset by interest expense on the bank borrowings.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On April 6, 1995, retail food clerks and meat department employees began a strike which lasted nine days and affected 208 stores in Safeway's Northern California Division. Safeway is part of a multi-employer bargaining group with Lucky and Save Mart. During the strike, Lucky and Save Mart locked out food clerks and meat department employees. The bargaining group has reached a tentative settlement with the union, which is subject to a vote by the union members. Results of this vote are expected to be announced on May 10, 1995. Although Safeway has not determined the financial impact of the strike, sales and operating results for the second quarter of 1995 are expected to be adversely affected.

LIQUIDITY AND FINANCIAL RESOURCES

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                           12 Weeks Ended
                                                           --------------
                                                      March 25,        March 26,
                                                        1995              1994
                                                        ------         -------
Income before income taxes                              $109.8         $ 73.5
Depreciation and amortization                             74.5           74.7
Interest expense                                          47.5           55.8
LIFO expense                                               2.3            2.3
Equity in earnings of unconsolidated
     affiliates                                           (2.8)         (10.5)
                                                         ------         ------

Operating cash flow                                     $231.3         $195.8
                                                         ======         ======
As a percent of sales                                      6.37%          5.61%
                                                         ======         ======

As a multiple of interest expense                        4.87x          3.51x
                                                         ======         ======

Cash flow from operations supplemented by credit available under the Bank Agreements are the Company's primary sources of short-term liquidity. At March 25, 1995, the Company had total borrowing capacity under the Bank Agreements of $1.15 billion, of which $612.5 million was unused. Management believes that this amount is adequate to meet the Company's requirements.

CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first quarter of 1995, Safeway invested $74 million in capital expenditures and opened four new stores. The Company plans to invest approximately $425 million for capital expenditures in 1995 to open 25 to 30 new stores and complete 90 to 100 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES



PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on page 32 of the 1994 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. There have been no material developments related to those matters.

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

Exhibit 4(i).20 Form of Second Amended and Restated Credit Agreement dated as of June 12, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992 among the Company, the banks listed therein, and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).19 to Registrant's Form 10-K for the year ended January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated August 19, 1994 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995 (incorporated by reference to Exhibit 4(i).20 of the Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 4(i).21 Form of Second Amended and Restated Working Capital Credit Agreement dated as of June 14, 1990 incorporating changes through the Third Amendment dated as of August 7, 1991, the Fourth Amendment dated November 8, 1991, and the Fifth Amendment dated January 28, 1992 among the Company, the Banks listed therein, and Bankers Trust Company as Lead Manager and Agent (incorporated by reference to Exhibit 4(i).20 to Registrant's Form 10-K for the year ended January 2, 1993), the Extension Agreement and Sixth Amendment dated March 31, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended March 26, 1994), the Seventh Amendment dated August 19, 1994 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-Q for the quarterly period ended September 10, 1994), and the Eighth Amendment and Limited Waiver dated January 13, 1995 (incorporated by reference to Exhibit 4(i).21 of the Registrant's Form 10-K for the year ended December 31, 1994).

                          SAFEWAY INC. AND SUBSIDIARIES

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

Exhibit 10(iii).1 Safeway Inc. Outside Director Equity Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36753) and First Amendment to the Safeway Inc. Outside Director Equity Purchase Plan dated as of July 5, 1994 (incorporated by reference to Exhibit 10(iii).1 to Registrant's Form 10-Q for the quarterly period ended September 10, 1994).

Exhibit 10(iii).2 Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 29,
                       1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 28,
                       1991).

Exhibit 10(iii).3 Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 29,
                       1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 28,
                       1991).

Exhibit 10(iii).4 Letter Agreement dated March 24, 1993, between the Company and Peter A. Magowan (incorporated by reference to Exhibit 10(iii).6 to Registrant's Form 10-Q for the quarterly period ending June 19, 1993).

Exhibit 10(iii).5 Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-Q for the quarterly period ending June 19, 1993).

Exhibit 10(iii).6 First Amendment to the Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).7 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment thereto dated March 1, 1995 (incorporated by reference to Exhibit 10(iii).7 of Registrants Form 10-K/A for the year ended December 31, 1994).

Exhibit 10(iii).8 Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1, 1994).

                          SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).9 Capital Performance Bonus Plan (incorporated by reference to Exhibit 10(iii).10 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10.(iii).10    Retirement Restoration Plan of Safeway Inc. (incorporated
                       by reference to Exhibit 10(iii).11 to Registrant's Form
                       10-K for the year ended January 1, 1994).

Exhibit 10(iii).11 Deferred Compensation Plan for Safeway Directors (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 11.1           Computation of Earnings Per Common Share and Common
                       Share Equivalent.

Exhibit 27             Financial Data Schedule (electronic filing only).


ITEM 6(B).  REPORTS ON FORM 8-K.

None.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 1995                         \s\ Steven A. Burd
       -----------                         ------------------
                                           Steven A. Burd
                                           President and Chief Executive Officer

Date:  May 4, 1995                         \s\ Julian C. Day
       -----------                         -----------------
                                           Julian C. Day
                                           Executive Vice President and
                                           Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  Exhibit Index

SAFEWAY INC. AND SUBSIDIARIES

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 25, 1995

Exhibit 11.1           Computation of Earnings Per Common Share and Common Share
                       Equivalent

Exhibit 27             Financial Data Schedule (electronic filing only)