Form 10-Q
period 1995-06-17
SAFEWAY INC
filed 1995-07-27
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---                               ACT OF 1934

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

As of July 14, 1995, there were issued and outstanding 106,014,039 shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX

PART I           FINANCIAL INFORMATION (UNAUDITED)                                            Page
- ------           ---------------------------------                                            ----
ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of June 17, 1995 and December         3
                     31, 1994

                 Condensed Consolidated Statements of Income for the 12 and 24 weeks            5
                     ended June 17, 1995 and June 18, 1994

                 Condensed Consolidated Statements of Cash Flows for the 24 weeks ended         6
                     June 17, 1995 and June 18, 1994

                 Notes to the Condensed Consolidated Financial Statements                       7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS       11
                 OF OPERATIONS

PART II          OTHER INFORMATION
- -------          -----------------

ITEM 1.          LEGAL PROCEEDINGS                                                             14


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           14


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                              15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                         JUNE 17,  DECEMBER 31,
                                                          1995         1994
                                                        ---------  ------------
ASSETS
- ------
Current assets:
  Cash and equivalents                                   $   28.2      $   60.7
  Receivables                                               159.6         147.9
  Merchandise inventories                                 1,087.5       1,136.0
  Prepaid expenses and other current assets                 107.7          93.0
                                                         --------      --------
  Total current assets                                    1,383.0       1,437.6
                                                         --------      --------

Property                                                  4,498.2       4,375.3
  Less accumulated depreciation
    and amortization                                      1,980.1       1,868.9
                                                         --------      --------
  Property, net                                           2,518.1       2,506.4

Goodwill, net of amortization of $100.2
   and $95.0, respectively                                  327.8         331.1
Prepaid pension costs                                       323.0         319.6
Investments in unconsolidated affiliates                    316.9         329.3
Other assets                                                100.9          98.1
                                                         --------      --------
Total assets                                             $4,969.7      $5,022.1
                                                         ========      ========

(Continued)

                        SAFEWAY INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                   (In millions, except per-share amounts)
                                 (Unaudited)

                                                        JUNE 17,    DECEMBER 31,
                                                          1995          1994
                                                       ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current maturities of notes
    and debentures                                      $  215.4        $  152.5
  Current obligations under capital leases                  19.4            19.3
  Accounts payable                                         922.5         1,012.1
  Accrued salaries and wages                               209.6           223.6
  Other accrued liabilities                                429.4           416.1
                                                        --------        --------
  Total current liabilities                              1,796.3         1,823.6
                                                        --------        --------

Long-term debt:
  Notes and debentures                                   1,789.1         1,849.5
  Obligations under capital leases                         173.2           174.8
                                                        --------        --------
  Total long-term debt                                   1,962.3         2,024.3

Deferred income taxes                                      124.1           128.3
Accrued claims and other liabilities                       423.9           402.1
                                                        --------        --------
Total liabilities                                        4,306.6         4,378.3
                                                        --------        --------

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     300 shares authorized; 106.0 and 104.8
     shares outstanding, respectively                        1.1             1.0
  Additional paid-in capital                               669.8           655.6
  Unexercised warrants purchased:  4.4 shares             (113.2)              -
  Retained earnings (accumulated deficit)                   88.8           (41.9)
  Cumulative translation adjustments                        16.6            29.1
                                                        --------        --------
  Total stockholders' equity                               663.1           643.8
                                                        --------        --------

Total liabilities and stockholders' equity              $4,969.7        $5,022.1
                                                        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                       12 WEEKS ENDED            24 WEEKS ENDED
                                                   ----------------------    ----------------------
                                                    JUNE 17,     JUNE 18,     JUNE 17,     JUNE 18,
                                                      1995         1994         1995         1994
                                                   ---------    ---------    ---------    ---------
Sales                                              $ 3,753.4    $ 3,612.7    $ 7,385.7    $ 7,104.5
Cost of goods sold                                  (2,745.6)    (2,629.5)    (5,382.7)    (5,180.8)
                                                   ---------    ---------    ---------    ---------
     Gross profit                                    1,007.8        983.2      2,003.0      1,923.7

Operating and administrative expenses                 (842.7)      (836.5)    (1,683.9)    (1,659.6)
                                                   ---------    ---------    ---------    ---------
     Operating profit                                  165.1        146.7        319.1        264.1

Interest expense                                       (49.2)       (52.7)       (96.7)      (108.5)
Equity in earnings of unconsolidated affiliates          5.0          7.9          7.8         18.4
Other income, net                                        0.6          1.5          1.1          2.9
                                                   ---------    ---------    ---------    ---------
     Income before income taxes and
         extraordinary loss                            121.5        103.4        231.3        176.9

Income taxes                                           (52.8)       (44.5)      (100.6)       (76.1)
                                                   ---------    ---------    ---------    ---------
     Income before extraordinary loss                   68.7         58.9        130.7        100.8

Extraordinary loss related to early retirement of
   debt, net of income tax benefit of $4.8                -          (7.4)          -          (7.4)
                                                   ---------    ---------    ---------    ---------

     Net income                                    $    68.7    $    51.5    $   130.7    $    93.4
                                                   =========    =========    =========    =========


Primary and fully diluted earnings per common share and common share equivalent:

      Income before extraordinary loss             $    0.57    $    0.48    $    1.08    $    0.83

      Extraordinary loss                                  -         (0.06)         -          (0.06)
                                                   ---------    ---------    ---------    ---------
      Net income                                   $    0.57    $    0.42    $    1.08    $    0.77
                                                   =========    =========    =========    =========

Weighted average common shares and common
    share equivalents:
     Primary                                           120.2        121.6        120.6        121.3
                                                   =========    =========    =========    =========

     Fully diluted                                     120.3        121.9        120.9        121.9
                                                   =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                   24 WEEKS ENDED
                                                                 -------------------
                                                                 JUNE 17,   JUNE 18,
                                                                   1995       1994
                                                                 --------   --------
CASH FLOW FROM OPERATIONS:
Net income                                                       $ 130.7    $  93.4
Reconciliation to net cash flow from operations:
  Extraordinary loss related to early retirement of debt,
    before income tax benefit                                         -        12.2
  Depreciation and amortization                                    150.9      150.1
  LIFO expense                                                       4.6        4.6
  Equity in undistributed earnings of unconsolidated affiliates     (7.8)     (18.4)
  Other                                                             28.8       26.2
  Changes in working capital items:
    Receivables and prepaids                                       (26.5)     (11.7)
    Inventories at FIFO cost                                        48.5       57.1
    Payables and accruals                                          (86.9)      32.3
                                                                 -------    -------
     Net cash flow from operations                                 242.3      345.8
                                                                 -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                                  (163.1)    (105.9)
Proceeds from sale of property                                      12.7       14.4
Other                                                               (4.4)     (26.9)
                                                                 -------    -------
     Net cash flow used by investing activities                   (154.8)    (118.4)
                                                                 -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                                  92.2       39.8
Payments on short-term borrowings                                  (37.7)     (33.9)
Additions to long-term borrowings                                  502.3      233.1
Payments on long-term borrowings                                  (568.5)    (531.6)
Premiums paid on early retirement of debt                             -        (9.5)
Net proceeds from exercise of warrants and stock options             5.5        7.2
Purchase of unexercised warrants                                  (113.2)        -
Other                                                               (0.6)      (1.6)
                                                                 -------    -------
    Net cash flow used by financing activities                    (120.0)    (296.5)
                                                                 -------    -------
Decrease in cash and equivalents                                   (32.5)     (69.1)

CASH AND EQUIVALENTS:
    Beginning of period                                             60.7      118.4
                                                                 -------    -------
    End of period                                                $  28.2    $  49.3
                                                                 =======    =======

     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 17, 1995 and June 18, 1994 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 17, 1995 are not necessarily indicative of the results expected for the full year.


NOTE B - INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the second quarters of both 1995 and 1994 and was $4.6 million for the first 24 weeks of both 1995 and 1994. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 325 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 71 stores in western Mexico. Safeway records income from its equity investments on a one-quarter delay basis.

Mexico has experienced economic difficulties, including very high interest rates, since the December 1994 devaluation of the peso. As a result, Safeway's share of Casa Ley's earnings fell to $0.4 million for the 12 and 24 weeks ended June 17, 1995 from $5.1 million and $9.3 million for the comparable periods of 1994.

The Company's recorded investment in Vons at June 17, 1995 was $244.3 million, including unamortized goodwill of $46.3 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons was $4.6 million and $7.4 million for 12 and 24 weeks ended June 17, 1995 compared to $2.8 million and $9.1 million for the comparable periods in 1994.

Based on the June 16, 1995 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $310.1 million.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):

                                                 March 26,           January 1,
FINANCIAL POSITION                                 1995                 1995
- ------------------                                 ----                 ----
Current assets                                    $  440.9            $  467.8
Property and equipment, net                        1,194.6             1,203.0
Other assets                                         550.5               551.2
                                                  --------            --------
  Total assets                                    $2,186.0            $2,222.0
                                                  ========            ========

Current liabilities                               $  546.4            $  563.9
Long-term obligations                              1,073.0             1,105.7
Shareholders' equity                                 566.6               552.4
                                                  --------            --------
  Total liabilities and shareholders' equity      $2,186.0            $2,222.0
                                                  ========            ========


                                                        12 Weeks Ended                     24 Weeks Ended
                                                        --------------                     --------------
                                                 March 26,         March 27,         March 26,        March 27,
RESULTS OF OPERATIONS                              1995              1994              1995             1994
- ---------------------                              ----              ----              ----             ----
Sales                                            $ 1,142.5         $ 1,144.0         $ 2,318.7        $ 2,314.5
Cost of sales and other expenses                  (1,128.5)         (1,135.0)         (2,295.6)        (2,286.6)
                                                  --------          --------          --------         --------
Net income                                       $    14.0         $     9.0         $    23.1        $    27.9
                                                 =========         =========         =========        =========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - FINANCING

Notes and debentures were composed of the following at June 17, 1995 and December 31, 1994 (in millions):

                                             JUNE 17, 1995      DECEMBER 31, 1994
                                             -------------      ------------------
                                          LONG-TERM   CURRENT   LONG-TERM  CURRENT
                                          ---------   -------   ---------  -------
Credit Agreement, unsecured               $  296.5
Bank Credit Agreement, secured                   -              $  135.0
Working Capital Credit Agreement,
    secured                                      -                 196.8
9.30% Senior Secured Debentures due 2007      70.7                  70.7
10% Senior Notes due 2002, unsecured          59.1                  59.1
10% Senior Subordinated Notes due 2001,
    unsecured                                241.4                 241.4
9.875% Senior Subordinated Debentures
    due 2007, unsecured                      110.0                 110.0
9.65% Senior Subordinated Debentures
    due 2004, unsecured                      228.2                 228.2
9.35% Senior Subordinated Notes due
    1999, unsecured                          172.5                 172.5
Mortgage notes payable, secured              416.9   $   50.3      426.7     $ 51.3
Other notes payable, unsecured               191.3       26.7      209.1       13.3
Other bank borrowings, unsecured               2.5      138.4         -        87.9
                                          --------   --------   --------     ------
                                          $1,789.1   $  215.4   $1,849.5     $152.5
                                          ========   ========   ========     ======

Note B to the Company's consolidated financial statements on pages 25 through 27 of the 1994 Annual Report to Stockholders and the information appearing under the caption "Terms of Outstanding Indebtedness" in Item 1 of the Company's 1994 Form 10-K describe all of the material restrictive covenants of the Company's subordinated indebtedness.

CREDIT AGREEMENT

On May 24, 1995, Safeway entered into a new unsecured bank credit agreement (the "Credit Agreement") that is less restrictive than Safeway's previous bank agreement, extends the maturity date and provides lower borrowing costs. The Credit Agreement matures in 2000 and has two one-year extension options. Safeway may borrow up to $1.15 billion under the Credit Agreement, including up to $400 million in Canada. In connection with obtaining the new Credit Agreement, all collateral securing the Subordinated Securities was released.

U.S. borrowings under the Credit Agreement carry interest at one of the following rates selected by the Company: (i) the prime rate; (ii) the rate at which Eurodollar deposits are offered to first-class banks by the lenders in the Credit Agreement plus a pricing margin based on the Company's debt rating or interest coverage ratio (the "Pricing Margin"); or (iii) rates quoted at the discretion of the lenders. Canadian borrowings denominated in U.S. dollars carry interest at one of the following rates selected by the Company: (i) the Canadian base rate; or (ii) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at the Canadian prime rate.

The Credit Agreement sets certain restrictions on payments by the Company (i) of dividends on any class of stock; (ii) to acquire shares of any class of stock of the Company; or (iii) to acquire certain outstanding warrants or any options or other rights to acquire shares of any class of stock of the Company, other than those held by certain Company officers and employees.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Other provisions of the Credit Agreement limit certain acts of the Company and require the Company to meet certain financial tests which pertain to its ability to generate adequate cash to meet required payments.

NOTE E - CONTINGENCIES

LEGAL MATTERS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on page 32 of the 1994 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved. There have been no material developments related to those matters.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the second quarter ended June 17, 1995 was $68.7 million ($0.57 per share) compared to income before extraordinary loss of $58.9 million ($0.48 per share) for the second quarter of 1994. A nine-day strike during the second quarter of 1995 affected 208 stores in Northern California, reducing earnings per share by an estimated $0.05 per share. For the first 24 weeks of 1995, net income was $130.7 million ($1.08 per share) compared to income before extraordinary loss of $100.8 million ($0.83 per share) for the same period of 1994. Net income for the 12 and 24 weeks ended June 18, 1994 was $51.5 million ($0.42 per share) and $93.4 million ($0.77 per share) and included an extraordinary loss of $7.4 million ($0.06 per share) for the early retirement of debt.

Sales, which were reduced by the strike, were $3.8 billion for the second quarter of 1995 compared to $3.6 billion for the second quarter of 1994. Same-store sales increased 3.4% in the second quarter of 1995, continuing a ten-quarter trend of same-store sales increases. For the first 24 weeks of 1995, sales were $7.4 billion compared to $7.1 billion for the same period of 1994. Same-store sales for the first 24 weeks of 1995 increased 4.2%. Safeway's commitment to reinvest the cost savings achieved throughout the Company has resulted in sales growth despite the continuing lack of food price inflation.

Gross profit declined to 26.9% of sales in the second quarter of 1995, compared to 27.2% for the same period in 1994 as a result of the Northern California strike. For the first 24 weeks of both 1995 and 1994, gross profit was 27.1% of sales. LIFO expense was $4.6 million for the first 24 weeks of both 1995 and 1994 reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense improved to 22.45% of sales in the second quarter of 1995 from 23.15% in the second quarter of 1994. For the first two quarters of 1995, operating and administrative expense decreased to 22.80% from 23.36% for the same period of 1994. Higher overall company sales and ongoing efforts to reduce or control expenses contributed to the lower operating and administrative expenses.

Interest expense was $49.2 million in the second quarter of 1995 compared to $52.7 million in the same quarter of 1994. For the first 24 weeks of 1995, interest expense fell to $96.7 million compared to $108.5 million for the same period of 1994. Interest expense decreased in 1995 as a result of lower overall debt levels.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, decreased to $5.0 million for the second quarter of 1995 compared to $7.9 million for the same period of 1994. For the first two quarters of the year, equity in earnings of unconsolidated affiliates fell to $7.8 million compared to $18.4 million in 1994. Safeway's share of Vons' earnings increased to $4.6 million in the second quarter of 1995 from $2.8 million in 1994. For the first 24 weeks of 1995, Safeway's share of Vons' earnings decreased slightly to $7.4 million from $9.1 million in 1994. Earnings from Casa Ley decreased to $0.4 million in the second quarter of 1995 from $5.1 million in 1994. For the first 24 weeks of 1995, Safeway's share of Casa Ley's earnings was $0.4 million compared to $9.3 million in 1994. Mexico has experienced economic difficulties, including very high interest rates, since the December 1994 devaluation of the peso. While interest rates have recently declined somewhat, the economic situation in Mexico will continue to affect Casa Ley's financial results. However, the impact is not expected to be material to the consolidated operating results of Safeway.

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

LIQUIDITY AND FINANCIAL RESOURCES

On May 24, 1995, Safeway entered into a new unsecured bank credit agreement (the "Credit Agreement") that is less restrictive than Safeway's previous bank agreement, extends the maturity date and provides lower borrowing costs. The Credit Agreement matures in 2000 and has two one-year extension options. Safeway may borrow up to $1.15 billion under the Credit Agreement, including up to $400 million in Canada. In connection with obtaining the new Credit Agreement, all collateral securing the Subordinated Securities was released.

U.S. borrowings under the Credit Agreement carry interest at one of the following rates selected by the Company: (i) the prime rate; (ii) the rate at which Eurodollar deposits are offered to first-class banks by the lenders in the Credit Agreement plus a pricing margin based on the Company's debt rating or interest coverage ratio (the "Pricing Margin"); or (iii) rates quoted at the discretion of the lenders. Canadian borrowings denominated in U.S. dollars carry interest at one of the following rates selected by the Company: (i) the Canadian base rate; or (ii) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at the Canadian prime rate.

The Credit Agreement sets certain restrictions on payments by the Company (i) of dividends on any class of stock; (ii) to acquire shares of any class of stock of the Company; or (iii) to acquire certain outstanding warrants or any options or other rights to acquire shares of any class of stock of the Company, other than those held by certain Company officers and employees.

Other provisions of the Credit Agreement limit certain acts of the Company and require the Company to meet certain financial tests which pertain to its ability to generate adequate cash to meet required payments.

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                  12 Weeks Ended                      24 Weeks Ended
                                                  --------------                      --------------
                                            June 17,          June 18,          June 17,           June 18,
                                              1995              1994              1995              1994
                                              ----              ----              ----              ----
Income before income taxes and
    extraordinary loss                       $121.5            $103.4            $231.3            $176.9
LIFO expense                                    2.3               2.3               4.6               4.6
Interest expense                               49.2              52.7              96.7             108.5
Depreciation and amortization                  76.4              75.4             150.9             150.1
Equity in earnings of unconsolidated
    affiliates                                 (5.0)             (7.9)             (7.8)            (18.4)
                                             ------            ------            ------            ------
Operating cash flow                          $244.4            $225.9            $475.7            $421.7
                                             ======            ======            ======            ======
As a percent of sales                          6.51%             6.25%             6.44%             5.94%
                                             ======            ======            ======            ======
As a multiple of interest expense              4.97x             4.29x             4.92x             3.89x
                                             ======            ======            ======            ======

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cash flow from operations supplemented by credit available under the Credit Agreement are the Company's primary sources of short-term liquidity. At
June 17, 1995, the Company had available unused borrowing capacity of $762.7 million under the Credit Agreement. Management believes that this amount is adequate to meet the Company's requirements.

CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first two quarters of 1995, Safeway invested $188 million in capital expenditures and opened nine new stores. The Company plans to invest over $450 million for capital expenditures in 1995 to open 25 to 30 new stores and complete more than 100 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES



PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on page 32 of the 1994 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1994 provides information of a Notice of Violation and Intent to Assess issued in March 1995 by Service District No. 1 of the Clackamas County, Oregon Department of Utilities (the "District") alleging violations of a waste water discharge permit at a Company facility. In July 1995, the District and the Company agreed to a Stipulated and Final Order pursuant to which the Company has agreed to install certain systems at the facility, the cost of which is not expected to be material, and pay a civil penalty of $35,000 to resolve the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 9, 1995 at which the stockholders voted on proposals as follows:

                                                                     Votes Against      Votes Abstained and
                                                     Votes For        or Withheld         Broker Non-votes
                                                     ---------       ------------       ------------------
Election of Directors:
    Steven A. Burd                                   97,403,240           639,623          Not applicable
    Sam Ginn                                         97,597,742           445,121          Not applicable
    Robert I. MacDonnell                             97,378,089           664,774          Not applicable

Adoption of the 1994 Amended and Restated
Stock Option and Incentive Plan for Key
Employees of Safeway Inc.                            79,699,425        18,162,019                 181,419

Adoption of amendment to Safeway Inc.
Outside Director Equity Purchase Plan                84,013,872        13,811,203                 217,788

Adoption of stockholder proposal on
disclosure of executive compensation                  1,751,376        92,422,384               3,869,103

Adoption of stockholder proposal on
disclosure of equal employment opportunity
matters                                               3,429,636        88,210,547               6,402,680

Ratification of appointment of Deloitte &
Touche LLP as independent auditors for fiscal
year 1995.                                           97,716,088           163,922                 162,853

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

Exhibit 4(i).15 Form of Common Stock Purchase Warrants dated November 25, 1986 to purchase 13,928,000 shares of Safeway Common Stock (incorporated by reference to Exhibit 4.7 to Registration Statement No. 33-9254).

Exhibit 4(i).16 Credit Agreement dated as of May 24, 1995 among Safeway Inc., Canada Safeway Limited, and Lucerne Foods Ltd., as Borrowers, Bankers Trust Company, as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, The Chase Manhattan Bank, N.A., Chemical Bank, and Citicorp USA, Inc., as Co-Agents, the Lead Managers listed therein, as Lead Managers, and the lenders listed therein, as Lenders.

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

Exhibit 10(iii).2 Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant's Form 10-K for the year ended December 28,
                    1991).

Exhibit 10(iii).3 Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant's Form 10-K for the year ended December 28,
                    1991).

                          SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).4 Letter Agreement dated March 24, 1993 between the Company and Peter A. Magowan (incorporated by reference to Exhibit 10(iii).6 to Registrant's Form 10-Q for the quarterly period ended June 19, 1993).

Exhibit 10(iii).5 Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-Q for the quarterly period ended June 19, 1993) and First Amendment to the Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).6 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment thereto dated March 1, 1995 (incorporated by reference to Exhibit 10(iii).7 of Registrants Form 10-K/A for the year ended December 31, 1994).

Exhibit 10(iii).7 Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1,
                    1994).

Exhibit 10(iii).8   Capital Performance Bonus Plan (incorporated by reference to
                    Exhibit 10(iii).10 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).9 Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).10 Deferred Compensation Plan for Safeway Directors (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1994).

Exhibit 11.1        Computation of Earnings Per Common Share and Common Share
                    Equivalent.

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27          Financial Data Schedule (electronic filing only).


ITEM 6(b).  REPORTS ON FORM 8-K.

On March 29, 1995, the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the fourth quarter of 1994.

On May 22, 1995, the Company filed a Form 8-K listing under Item 7 (Exhibits) its Computation of Ratio of Earnings to Fixed Charges for the first quarter of 1995.

                          SAFEWAY INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 27, 1995                     /s/ Steven A. Burd
      --------------                     ------------------
                                         Steven A. Burd
                                         President and Chief Executive Officer

Date:  July 27, 1995                     /s/ Julian C. Day
      --------------                     -----------------
                                         Julian C. Day
                                         Executive Vice President and Chief
                                         Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  Exhibit Index

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 17, 1995


Exhibit 4(i).16 Credit Agreement dated as of May 24, 1995 among Safeway Inc., Canada Safeway Limited, and Lucerne Foods Ltd., as Borrowers, Bankers Trust Company, as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, The Chase Manhattan Bank, N.A., Chemical Bank, and Citicorp USA, Inc., as Co-Agents, the Lead Managers listed therein, as Lead Managers, and the lenders listed therein, as Lenders.

Exhibit 11.1        Computation of Earnings Per Common Share and Common Share
                    Equivalent

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27          Financial Data Schedule (electronic filing only)