Form 10-Q
period 1995-09-09
SAFEWAY INC
filed 1995-10-23
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
                               EXCHANGE ACT OF 1934

                For the quarterly period ended September 9, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
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
                                                                     ---  ---
As of October 13, 1995, there were issued and outstanding 106,592,974 shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX

       PART I           FINANCIAL INFORMATION (UNAUDITED)                                            Page
       ITEM 1.          FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets as of September 9, 1995 and              3
                            December 31, 1994

                        Condensed Consolidated Statements of Income for the 12 and 36 weeks            5
                            ended September 9, 1995 and September 10, 1994

                        Condensed Consolidated Statements of Cash Flows for the
                            36 weeks ended September 9, 1995 and September 10, 1994                    6

                        Notes to the Condensed Consolidated Financial Statements                       7

       ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS       11
                        OF OPERATIONS

       PART II          OTHER INFORMATION

       ITEM 1.          LEGAL PROCEEDINGS                                                             14

       ITEM 6.          EXHIBITS                                                                      15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements




                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                     September 9,  December 31,
                                                        1995          1994
                                                     ------------  ------------

ASSETS
----------
Current assets:
  Cash and equivalents                                $     48.7    $     60.7
  Receivables                                              169.4         147.9
  Merchandise inventories                                1,107.0       1,136.0
  Prepaid expenses and other current assets                104.7          93.0
                                                      ----------    ----------
  Total current assets                                   1,429.8       1,437.6
                                                      ----------    ----------


Property                                                 4,575.8       4,375.3
  Less accumulated depreciation
    and amortization                                     2,042.8       1,868.9
                                                      ----------    ----------
  Property, net                                          2,533.0       2,506.4

Goodwill, net of amortization of $103.3
   and $95.0, respectively                                 327.8         331.1
Prepaid pension costs                                      321.3         319.6
Investments in unconsolidated affiliates                   326.2         329.3
Other assets                                                94.6          98.1
                                                      ----------    ----------


Total assets                                          $  5,032.7    $  5,022.1
                                                      ==========    ==========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                   September 9,   December 31,
                                                      1995            1994
                                                   ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------
Current liabilities:
  Current maturities of notes
    and debentures                                 $    145.9     $    152.5
  Current obligations under capital leases               19.4           19.3
  Accounts payable                                      922.2        1,012.1
  Accrued salaries and wages                            214.7          223.6
  Other accrued liabilities                             497.4          416.1
                                                   ----------     ----------
  Total current liabilities                           1,799.6        1,823.6
                                                   ----------     ----------
liabilities
Long-term debt:
  Notes and debentures                                1,767.6        1,849.5
  Obligations under capital leases                      172.7          174.8
                                                   ----------     ----------
  Total long-term debt                                1,940.3        2,024.3

Deferred income taxes                                   125.5          128.3
Accrued claims and other liabilities                    408.9          402.1
                                                   ----------     ----------
Total liabilities                                     4,274.3        4,378.3
                                                   ----------     ----------

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     300 shares authorized; 106.3 and 104.8
     shares outstanding, respectively                     1.1            1.0
  Additional paid-in capital                            676.0          655.6
  Unexercised warrants purchased:  4.4 shares          (113.2)            --
  Retained earnings (accumulated deficit)               172.5          (41.9)
  Cumulative translation adjustments                     22.0           29.1
                                                   ----------     ----------

  Total stockholders' equity                            758.4          643.8
                                                   ----------     ----------

Total liabilities and stockholders' equity         $  5,032.7     $  5,022.1
                                                   ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                                   12 Weeks Ended                   36 Weeks Ended
                                                            ---------------------------     -----------------------------
                                                              Sept. 9,        Sept. 10,        Sept. 9,        Sept. 10,
                                                                1995            1994             1995            1994
                                                            -----------     -----------     ------------     ------------
Sales                                                       $   3,845.5     $   3,631.8     $   11,231.2     $   10,736.3
Cost of goods sold                                             (2,796.4)       (2,640.7)        (8,179.1)        (7,821.5)
                                                            -----------     -----------     ------------     ------------

     Gross profit                                               1,049.1           991.1          3,052.1          2,914.8

Operating and administrative expenses                            (872.7)         (842.6)        (2,556.6)        (2,502.2)
                                                            -----------     -----------     ------------     ------------
     Operating profit                                             176.4           148.5            495.5            412.6

Interest expense                                                  (44.6)          (48.1)          (141.3)          (156.6)
Equity in earnings of unconsolidated affiliates                     9.4             4.4             17.2             22.8
Other income, net                                                   0.4             2.0              1.5              4.9
                                                            -----------     -----------     ------------     ------------

     Income before income taxes and extraordinary loss            141.6           106.8            372.9            283.7

Income taxes                                                      (57.9)          (43.1)          (158.5)          (119.2)
                                                            -----------     -----------     ------------     ------------

     Income before extraordinary loss                              83.7            63.7            214.4            164.5

Extraordinary loss related to early
   retirement of debt, net of income tax
   benefit of $1.7 and $6.5, respectively                        --                (2.7)          --                (10.1)
                                                            -----------     -----------     ------------     ------------

      Net income                                            $      83.7     $      61.0     $      214.4     $      154.4
                                                            ===========     ===========     ============     ============
Earnings per common share and common
  share equivalent:
      Primary
           Income before extraordinary loss                 $      0.69     $      0.52     $       1.78     $       1.35
           Extraordinary loss                                      --             (0.02)            --              (0.08)
                                                            -----------     -----------     ------------     ------------
           Net income                                       $      0.69     $      0.50     $       1.78     $       1.27
                                                            ===========     ===========     ============     ============
      Fully diluted
           Income before extraordinary loss                 $      0.69     $      0.52     $       1.77     $       1.34
           Extraordinary loss                                      --             (0.02)            --              (0.08)
                                                            -----------     -----------     ------------     ------------
           Net income                                       $      0.69     $      0.50     $       1.77     $       1.26
                                                            ===========     ===========     ============     ============
Weighted average common shares and common
   share equivalents:
       Primary                                                    120.5           122.1            120.5            121.5
                                                            ===========     ===========     ============     ============
       Fully diluted                                              120.8           122.5            121.2            122.5
                                                            ===========     ===========     ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                          36 Weeks Ended
                                                                    ---------------------------
                                                                    September 9,  September 10,
                                                                        1995          1994
                                                                    ------------  -------------
CASH FLOW FROM OPERATIONS:
Net income                                                           $  214.4       $  154.4
Reconciliation to net cash flow from operations:
  Extraordinary loss related to early retirement of debt,
    before income tax benefit                                            --             16.6
  Depreciation and amortization                                         227.7          225.5
  LIFO expense                                                            6.9            6.9
  Equity in undistributed earnings of unconsolidated affiliates         (17.2)         (22.8)
  Other                                                                  40.6           40.3
  Changes in working capital items:
    Receivables and prepaids                                            (31.9)          (7.1)
    Inventories at FIFO cost                                             34.1           50.1
    Payables and accruals                                               (17.5)          84.3
                                                                     --------       --------
      Net cash flow from operations                                     457.1          548.2
                                                                     --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
Cash paid for property additions                                       (253.2)        (181.6)
Proceeds from sale of property                                           25.2           27.6
Other                                                                   (19.8)         (27.0)
                                                                     --------       --------
     Net cash flow used by investing activities                        (247.8)        (181.0)
                                                                     --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
Additions to short-term borrowings                                       98.2           93.9
Payments on short-term borrowings                                      (112.3)         (43.6)
Additions to long-term borrowings                                       558.9          345.4
Payments on long-term borrowings                                       (660.5)        (821.8)
Premiums paid on early retirement of debt                                --            (12.7)
Net proceeds from exercise of warrants and stock options                  8.2           10.5
Purchase of unexercised warrants                                       (113.2)          --
Other                                                                    (0.6)           1.1
                                                                     --------       --------
    Net cash flow used by financing activities                         (221.3)        (427.2)
                                                                     --------       --------

Decrease in cash and equivalents                                        (12.0)         (60.0)

CASH AND EQUIVALENTS:
    Beginning of period                                                  60.7          118.4
                                                                     --------       --------
    End of period                                                    $   48.7       $   58.4
                                                                     ========       ========



     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 9, 1995 and September 10, 1994 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 9, 1995 are not necessarily indicative of the results expected for the full year.


NOTE B - INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the third quarters of both 1995 and 1994 and was $6.9 million for the first 36 weeks of both 1995 and 1994. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 326 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 71 stores in western Mexico. Safeway records income from its equity investments on a one-quarter delay basis.

Since the December 1994 devaluation of the peso, Mexico has experienced economic difficulties, including very high interest rates. Interest rates and inflation have moderated in recent months, and Safeway's share of Casa Ley's earnings for the third quarter of 1995 increased to $4.6 million from $3.1 million in the comparable period of 1994. For the 36 weeks ended September 9, 1995, Safeway's share of Casa Ley's earnings fell to $5.0 million from $12.4 million in 1994.

The Company's recorded investment in Vons at September 9, 1995 was $249.1 million, including unamortized goodwill of $46.0 million that is being amortized over a 40 year life. Income from Safeway's equity investment in Vons was $4.8 million for the third quarter of 1995 compared to $1.3 million in the third quarter of 1994. For the 36 weeks ended September 9, 1995 Safeway's share of Vons earnings was $12.2 compared to $10.4 in 1994.

Based on the September 8, 1995 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $353.6 million.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES (CONTINUED)

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):

                                                              June 18,      January 1,
FINANCIAL POSITION                                              1995          1995
------------------                                           ----------    -----------
Current assets                                               $    413.0    $    467.8
Property and equipment, net                                     1,194.7       1,203.0
Other assets                                                      548.4         551.2
                                                             ----------    ----------

  Total assets                                               $  2,156.1    $  2,222.0
                                                             ==========    ==========

Current liabilities                                          $    519.5    $    563.9
Long-term obligations                                           1,053.8       1,105.7
Shareholders' equity                                              582.8         552.4
                                                             ----------    ----------

  Total liabilities and shareholders' equity                 $  2,156.1    $  2,222.0
                                                             ==========    ==========


                                                    12 Weeks Ended                     36 Weeks Ended
                                                    --------------                     --------------
                                               June 18,          June 19,         June 18,          June 19,
RESULTS OF OPERATIONS                            1995              1994             1995              1994
---------------------                         ---------         ---------         --------         ---------
Sales                                         $ 1,139.5         $ 1,160.2         $ 3,458.2        $ 3,474.7
Cost of sales and other expenses               (1,125.0)         (1,155.7)         (3,420.6)        (3,442.3)
                                              ---------         ---------         ---------        ---------

Net income                                    $    14.5         $     4.5         $    37.6        $    32.4
                                              =========         =========         =========        =========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - FINANCING

Notes and debentures were composed of the following at September 9, 1995 and December 31, 1994 (in millions):

                                                September 9, 1995              December 31, 1994
                                                -----------------              -----------------
                                             Long-term       Current        Long-term        Current
                                             ---------       -------        ---------        -------
Credit Agreement, unsecured                  $  295.4
Bank Credit Agreement, secured                    -                         $   135.0
Working Capital Credit Agreement,
    secured                                       -                             196.8
9.30% Senior Secured Debentures
    due 2007                                     70.7                            70.7
10% Senior Notes due 2002,
    unsecured                                    59.1                            59.1
10% Senior Subordinated Notes due 2001,
    unsecured                                   241.4                           241.4
9.875% Senior Subordinated Debentures
    due 2007, unsecured                         110.0                           110.0
9.65% Senior Subordinated Debentures
    due 2004, unsecured                         228.2                           228.2
9.35% Senior Subordinated Notes due
    1999, unsecured                             172.5                           172.5
Mortgage notes payable, secured                 399.2        $  49.3            426.7        $  51.3
Other notes payable, unsecured                  191.1           26.7            209.1           13.3
Other bank borrowings, unsecured                  -             69.9              -             87.9
                                             --------        -------         --------        -------
                                             $1,767.6        $ 145.9         $1,849.5        $ 152.5
                                             ========        =======         ========        =======

Note B to the Company's consolidated financial statements on pages 25 through 27 of the 1994 Annual Report to Stockholders and the information appearing under the caption "Terms of Outstanding Indebtedness" in Item 1 of the Company's 1994 Form 10-K describe all of the material restrictive covenants of the Company's senior subordinated notes and debentures.

CREDIT AGREEMENT

On May 24, 1995, Safeway entered into a new unsecured bank credit agreement (the "Credit Agreement") that is less restrictive than Safeway's previous bank agreement, extends the maturity date and provides lower borrowing costs. The Credit Agreement matures in 2000 and has two one-year extension options. Safeway may borrow up to $1.15 billion under the Credit Agreement, including up to $400 million in Canada. In connection with obtaining the new Credit Agreement, all collateral securing the Company's senior subordinated notes and debentures was released.

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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In February 1988, the Company sold its Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I ("Morgan Lewis") and financed principally by the Prudential Insurance Company of America ("Prudential") and its affiliate, PruCo Insurance Company ("PruCo"). In January 1993, the buyer (Food Barn Stores, Inc.) filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code, and the plan of reorganization was confirmed in July 1994. In January 1995, Food Barn filed suit against the Company and others in the U. S. Bankruptcy Court for the Western District of Missouri. In its complaint, Food Barn alleges that (i) the 1988 transaction was a fraudulent conveyance under New York law, and (ii) the Company defrauded Food Barn and fraudulently induced it to enter into the February 1988 transaction. Food Barn seeks compensatory damages estimated to approximate $293 million plus interest, and $100 million in punitive damages. In April 1995, the Company filed motions to dismiss, and for summary judgment on, Food Barn's claims, and in August 1995 the Bankruptcy Court denied the motions. In September 1995, the Company filed its answer and counterclaims, denying the operative allegations of the complaint, asserting numerous defenses, and alleging that any losses sustained by Food Barn were the result of actions and omissions of Morgan Lewis and its principals, Prudential and PruCo. Safeway believes that it has numerous meritorious defenses, and intends to defend itself vigorously, in this case.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the third quarter ended September 9, 1995 was $83.7 million ($0.69 per share) compared to income before extraordinary loss of $63.7 million ($0.52 per share) for the third quarter of 1994. In the third quarter of 1994, the Company incurred an extraordinary loss of $2.7 million ($0.02 per share) for the early retirement of debt which reduced net income for that period to $61.0 million ($0.50 per share). Net income for the first 36 weeks of 1995 was $214.4 million ($1.77 per share) compared to income before extraordinary loss of $164.5 million ($1.34 per share) for the same period of 1994. A nine-day strike during the second quarter of 1995 affected 208 stores in Northern California and reduced earnings per share for the first 36 weeks of 1995 by an estimated $0.05 per share. Net income for the 36 weeks ended September 10, 1994, which included an extraordinary loss of $10.1 million ($0.08 per share) for the early retirement of debt, was $154.4 million ($1.26 per share).

Sales were $3.8 billion for the third quarter of 1995 compared to $3.6 billion for the third quarter of 1994. Same-store sales increased 5.3% in the third quarter of 1995, continuing an eleven-quarter trend of same-store sales increases. For the first 36 weeks of 1995, sales were $11.2 billion compared to $10.7 billion for the same period of 1994. Same-store sales for the first 36 weeks of 1995 increased 4.6%. Safeway's commitment to reinvest the cost savings achieved throughout the Company has resulted in sales growth despite very low food price inflation.

Gross profit was 27.3% of sales in the third quarter of both 1995 and 1994. For the first 36 weeks of 1995, gross profit was 27.2% of sales compared to 27.1% in 1994. LIFO expense was $6.9 million for the first 36 weeks of both 1995 and 1994, reflecting the Company's expectation of low inflation for the year.

Operating and administrative expense improved to 22.69% of sales in the third quarter of 1995 from 23.20% in the third quarter of 1994. For the first three quarters of 1995, operating and administrative expense decreased to 22.76% from 23.31% for the same period of 1994. Higher overall Company sales and ongoing efforts to reduce or control expenses contributed to the lower operating and administrative expenses.

Interest expense was $44.6 million in the third quarter of 1995 compared to $48.1 million in the same quarter of 1994. For the first 36 weeks of 1995, interest expense fell to $141.3 million compared to $156.6 million for the same period of 1994. Interest expense decreased in 1995 primarily due to reduced debt levels.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $9.4 million for the third quarter of 1995 compared to $4.4 million for the same period of 1994. For the first three quarters of 1995, equity in earnings of unconsolidated affiliates fell to $17.2 million compared to $22.8 million in 1994. Safeway's share of Vons' earnings increased to $4.8 million in the third quarter of 1995 from $1.3 million in 1994. For the first 36 weeks of 1995, Safeway's share of Vons' earnings increased to $12.2 million from $10.4 million in 1994. Earnings from Casa Ley increased to $4.6 million in the third quarter of 1995 from $3.1 million in 1994. For the first 36 weeks of 1995, Safeway's share of Casa Ley's earnings was $5.0 million compared to $12.4 million in 1994. Since the December 1994 devaluation of the peso, Mexico has experienced economic difficulties, including very high interest rates. Interest rates and inflation have moderated in recent months, and Casa Ley's financial results are gradually improving. While the economic situation in Mexico will continue to affect Casa Ley's financial results, the impact is not expected to be material to the consolidated operating results of Safeway.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January 1995, the Company acquired 31.8% of the partnership interests in SSI Equity Associates, L.P. for $113 million with proceeds from bank borrowings. SSI Equity Associates, L.P., a related party, is a limited partnership whose sole asset consists of warrants to purchase 13.9 million shares of Safeway common stock at $2.00 per share. At the date of acquisition, Safeway estimated that this transaction would reduce common stock equivalents by about 4.16 million shares, which began having a favorable effect on earnings per share in the first quarter of 1995. On October 20, 1995, the Company acquired an additional 18.9% of the partnership interests of SSI Equity Associates for $83 million using proceeds from bank borrowings. Safeway estimates that this transaction will reduce common stock equivalents by about 2.51 million shares, and begin having a favorable effect on earnings per share in the fourth quarter of 1995. The favorable effect on earnings per share from reducing common stock equivalents is being partially offset by interest expense on the bank borrowings.

LIQUIDITY AND FINANCIAL RESOURCES

On May 24, 1995, Safeway entered into a new unsecured bank credit agreement (the "Credit Agreement") that is less restrictive than the Company's previous bank agreement, extends the maturity date and provides lower borrowing costs. The Credit Agreement matures in 2000 and has two one-year extension options. Safeway may borrow up to $1.15 billion under the Credit Agreement, including up to $400 million in Canada. In connection with obtaining the new Credit Agreement, all collateral securing the Company's senior subordinated notes and debentures was released.

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

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                12 Weeks Ended                      36 Weeks Ended
                                                --------------                      --------------
                                            Sept. 9,         Sept. 10,         Sept. 9,          Sept. 10,
                                              1995             1994              1995               1994
                                            --------         ---------         --------          ---------
Income before income taxes and
     extraordinary loss                      $141.6            $106.8            $372.9            $283.7
LIFO expense                                    2.3               2.3               6.9               6.9
Interest expense                               44.6              48.1             141.3             156.6
Depreciation and amortization                  76.8              75.4             227.7             225.5
Equity in earnings of unconsolidated
     affiliates                                (9.4)             (4.4)            (17.2)            (22.8)
                                             -------           -------           -------           -------
Operating cash flow                          $255.9            $228.2            $731.6            $649.9
                                             =======           =======           =======           =======
As a percent of sales                           6.65%             6.28%             6.51%             6.05%
                                             =======           =======           =======           =======

As a multiple of interest expense               5.74x             4.74x             5.18x             4.15x
                                             =======           =======           =======           =======

Cash flow from operations supplemented by credit available under the Credit Agreement are the Company's primary sources of short-term liquidity. At September 9, 1995, the Company had available unused borrowing capacity of $763.5 million under the Credit Agreement. Management believes that this amount is adequate to meet the Company's requirements.


CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first 36 weeks of 1995, Safeway invested $279 million in capital expenditures and opened 16 new stores. The Company plans to invest approximately $475 million for capital expenditures in 1995 to open 30 new stores and complete more than 100 remodels. Capital expenditures for 1996 are expected to increase to approximately $550 million.

                          SAFEWAY INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS

Note H to the Company's consolidated financial statements, under the caption "Legal Matters" on page 32 of the 1994 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

In February 1988, the Company sold its Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I ("Morgan Lewis") and financed principally by the Prudential Insurance Company of America ("Prudential") and its affiliate, PruCo Insurance Company ("PruCo"). In January 1993, the buyer (Food Barn Stores, Inc.) filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code, and the plan of reorganization was confirmed in July 1994. In January 1995, Food Barn filed suit against the Company and others in the U. S. Bankruptcy Court for the Western District of Missouri. In its complaint, Food Barn alleges that (i) the 1988 transaction was a fraudulent conveyance under New York law, and (ii) the Company defrauded Food Barn and fraudulently induced it to enter into the February 1988 transaction. Food Barn seeks compensatory damages estimated to approximate $293 million plus interest, and $100 million in punitive damages. In April 1995, the Company filed motions to dismiss, and for summary judgment on, Food Barn's claims, and in August 1995 the Bankruptcy Court denied the motions. In September 1995, the Company filed its answer and counterclaims, denying the operative allegations of the complaint, asserting numerous defenses, and alleging that any losses sustained by Food Barn were the result of actions and omissions of Morgan Lewis and its principals, Prudential and PruCo. Safeway believes that it has numerous meritorious defenses, and intends to defend itself vigorously, in this case.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 6(a).  EXHIBITS

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


Date:  October 20, 1995                /s/ Steven A. Burd
      ---------------------            ------------------
                                       Steven A. Burd
                                       President and Chief Executive Officer

Date:  October 20, 1995                /s/ Julian C. Day
      ---------------------            -----------------
                                       Julian C. Day
                                       Executive Vice President and Chief
                                       Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES


                                  Exhibit Index


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                             ENDED SEPTEMBER 9, 1995


Exhibit 11.1           Computation of Earnings Per Common Share and Common Share
                       Equivalent

Exhibit 12.1           Computation of Ratio of Earnings to Fixed Charges

Exhibit 27             Financial Data Schedule (electronic filing only)