Form 10-K405
period 1995-12-30
SAFEWAY INC
filed 1996-03-21
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 30, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                            EXCHANGE ACT OF 1934

                     For the transition period from     to
                                                    ---    ---

                         Commission file number   1-41

                                  SAFEWAY INC.

             (Exact name of Registrant as specified in its charter)


            Delaware                                    94-3019135
            --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       Fourth and Jackson Streets
           Oakland, California                           94660
           -------------------                           -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (510) 891-3000


          Securities registered pursuant to Section 12(b) of the Act:


             Title of each class                   Name of each exchange on which registered
             -------------------                   -----------------------------------------
Common Stock, $0.01 par value per share               New York and Pacific Stock Exchanges
Warrants to purchase Common Stock                           New York Stock Exchange
9.30% Senior Secured Debentures due 2007                    New York Stock Exchange
10% Senior Notes due 2002                                   New York Stock Exchange
9.35% Senior Subordinated Notes due 1999                    New York Stock Exchange
10% Senior Subordinated Notes due 2001                      New York Stock Exchange
9.65 Senior Subordinated Debentures due 2004                New York Stock Exchange
9.875% Senior Subordinated Debentures due 2007              New York Stock Exchange

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
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 19, 1996, was $2.9 billion.

As of March 19, 1996, there were issued and outstanding 217.0 million shares of the Registrant's common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:


                Document Description                     10-K Part
                --------------------                     ---------

         1995 Annual Report to Stockholders              I, II, III, IV

         1996 Proxy Statement dated March 19, 1996       III

                         SAFEWAY INC. AND SUBSIDIARIES


PART I

ITEM 1.  BUSINESS AND ITEM 2.  PROPERTIES

GENERAL:

Information appearing under the caption "Company in Review" beginning on page 12 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

RETAIL OPERATIONS:

Information appearing under the captions "Retail Operations" and "Distribution" on pages 12 and 13 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

MANUFACTURING AND WHOLESALE OPERATIONS:

Information appearing under the caption "Manufacturing and Wholesale Operations" on page 13 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on page 14 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:

                                      Total
                                      Five
                                      Years   1995    1994    1993    1992    1991
                                      -----   ----    ----    ----    ----    ----
         New stores:
           New locations                 45      10       6       8      12       9
           Replacements                  89      22      14       6      23      24
                                        ---     ---      --      --      --      --
                                        134      32      20      14      35      33
                                        ===     ===      ==      ==      ==      ==

         Remodels:
           Expansions                    92      13       7      27      23      22
           "Four-Wall" remodels         272      95      64      18      40      55
                                        ---     ---      --      --      --      --
                                        364     108      71      45      63      77
                                        ===     ===      ==      ==      ==      ==
         Closures                       196      35      36      39      49      37

         Stores at year-end                   1,059   1,062   1,078   1,103   1,117

                         SAFEWAY INC. AND SUBSIDIARIES

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

This information is omitted because the Company has no significant lines of business or industry segments except the principal business of operating retail supermarkets.

TRADEMARKS:

The Company has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 75 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne, and Mrs. Wright's. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

At year-end 1995, working capital deficit was composed of $1.5 billion of current assets and $1.9 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS:

The Company's compliance with the federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relate to the protection of the environment has not had and is not expected to have a material adverse effect upon the financial position or results of operations of the Company.

                         SAFEWAY INC. AND SUBSIDIARIES

EMPLOYEES:

At year-end 1995, Safeway had approximately 114,000 full and part-time employees. Approximately 90% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms up to five years. Accordingly, Safeway renegotiates a significant number of the these agreements every year. In the last three years, despite the large number of negotiations, there have only been two significant work stoppages, which were in Portland, Oregon and northern California. These work stoppages were resolved in a manner that management considered generally satisfactory, and did not individually or in the aggregate have a material adverse effect on the Company. Both work stoppages involved all of the major food retailers in those markets. The strike in northern California lasted nine days during the second quarter of 1995, affected 18,000 employees at 208 stores and adversely impacted sales and earnings during that quarter.

Of Safeway's approximately 100,000 unionized employees, approximately 37,000 in four operating areas are covered by labor contracts which are scheduled to expire in 1996. While Safeway believes that its relationship with its employees is good, there can be no assurance that contracts covering such 37,000 employees, or that labor contracts which come up for renewal after 1996, will be renewed. Failure to renew contracts covering a significant number of employees leading to work stoppages could have an adverse effect on Safeway's results of operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note K to the consolidated financial statements, included on page 36 of the Company's 1995 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area. At year-end 1995, the Company's foreign operations were composed of retail grocery and wholesale operations in Canada and a 49% equity investment in Casa Ley, S.A. de C.V. ("Casa Ley"), a Mexican company. Since the December 1994 devaluation of the peso, Mexico has experienced economic difficulties, including very high interest rates. Interest rates and inflation have moderated in recent months, and Casa Ley's financial results have gradually improved. Worsening of the economic situation in Mexico could have an effect on Casa Ley. However, any such effect is not expected to be material to Safeway's operating results. Other than the competitive nature of the retail food business and the economic situation in Mexico, the Company is not aware of any significant risks of operating in these foreign countries.

The Company's policy for translating Casa Ley's financial statements into U.S. dollars is described under the caption "Translation of Foreign Currencies" on page 25 of the Company's 1995 Annual Report. Casa Ley had total assets of $276.9 million and $448.4 million as of September 30, 1995 and 1994, based on financial information provided by Casa Ley. Sales and net income for Casa Ley were as follows (in millions):

                              12 months ended September 30,
                              1995          1994        1993
                              ----          ----        ----
         Sales              $861.4      $1,052.4      $925.8
                            ======      ========      ======
         Net income         $ 17.9      $   32.0      $ 39.5
                            ======      ========      ======

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 3. LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note J to the consolidated financial statements on pages 35 and 36 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the current executive officers of the Company and their positions as of March 19, 1996, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.


                                                                                  Year First Elected
Name and all Positions with the Company                                           ------------------
Held at March 19, 1996                                                Age      Officer    Present Office
----------------------                                                ---      -------    --------------


Steven A. Burd (1)                                                     46        1992         1992
  President and Chief Executive Officer
David T. Ching (2)                                                     43        1994         1994
  Senior Vice President and
  Chief Information Officer
Frithjof J. Dale                                                       51        1982         1991
  Group Vice President
  Finance
Julian C. Day (3)                                                      43        1993         1993
  Executive Vice President and
  Chief Financial Officer
E. Richard Jones                                                       51        1983         1988
  Executive Vice President
  Supply Operations
George D. Marshall                                                     56        1979         1979
  Vice President
  Labor Relations
Kenneth W. Oder (4)                                                    48        1993         1993
  Executive Vice President
  Labor Relations, Human Resources, Law and Public Affairs
Diane Peck                                                             47        1990         1995
  Senior Vice President
  Human Resources

                         SAFEWAY INC. AND SUBSIDIARIES



                                                              Year First Elected
Name and all Positions with the Company                       ------------------
Held at March 19, 1996                                Age    Officer    Present Office
----------------------                                ---    -------    --------------

Melissa C. Plaisance                                   36     1993          1995
  Senior Vice President
  Finance and Public Affairs
Larree M. Renda                                        37     1991          1994
  Senior Vice President
  Corporate Retail Operations
Michael C. Ross (4)                                    48     1993          1993
  Senior Vice President
  Secretary and General Counsel
Gary D. Smith                                          52     1988          1995
  Senior Vice President and
  Director of Marketing
Richard A. Wilson                                      62     1988          1988
  Vice President
  Tax
Donald P. Wright                                       43     1991          1991
  Senior Vice President
  Real Estate and Engineering

----------------
(1) Previously the owner of Burd & Associates, a management consulting firm.

(2) During 1994, Mr. Ching was the General Manager - North America for the British American Consulting Group. From 1979 to 1994, he was employed by Lucky Stores, Inc., where he was the Senior Vice President of Information Systems beginning in 1989.

(3) Previously self-employed as an independent consultant.

(4) Previously a partner at the law firm of Latham & Watkins.

Compliance with Section 16(a) of the Exchange Act. Information appearing under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement is incorporated herein by this reference.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange and the Pacific Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note L to the consolidated financial statements on page 37 of the Company's 1995 Annual Report to Stockholders and is incorporated herein by this reference. There were 5,144 stockholders of record as of March 19, 1996; however, approximately 47% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock was $27.5 as of the close of business on March 19, 1996.

                         SAFEWAY INC. AND SUBSIDIARIES


Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Credit Agreement and the indentures relating to the Notes and Debentures. Information as to dividend restrictions is included in the first paragraph under the caption "Restrictive Covenants" in Note B to the consolidated financial statements on page 28 of the Company's 1995 Annual Report to Stockholders and is incorporated herein by this reference. The Company has not paid dividends on common stock through 1995 and has no current plans for dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 15 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes included under Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 16 through 18 and under the caption "Capital Expenditure Program" on page 14 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

Information appearing under the caption "New Accounting Standards" on page 27 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note B to the consolidated financial statements on pages 27 through 29 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19 through 39 of the Company's 1995 Annual Report to Stockholders, which include the consolidated financial statements, Computation of Earnings Per Common Share and Common Share Equivalent listed as Exhibit 11.1 to Item 14(a)3, and the Independent Auditors' Report as listed in Item 14(a)1, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                         SAFEWAY INC. AND SUBSIDIARIES

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1996 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1996 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" in the Company's 1996 Proxy Statement is not incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1996 Proxy Statement is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note I to the consolidated financial statements, included on page 35 of the Company's 1995 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1996 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                         SAFEWAY INC. AND SUBSIDIARIES


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

     Consolidated Statements of Income for fiscal 1995, 1994, and 1993. Consolidated Balance Sheets as of the end of fiscal 1995 and 1994. Consolidated Statements of Cash Flows for fiscal 1995, 1994, and 1993. Consolidated Statements of Stockholders' Equity for fiscal 1995, 1994, and 1993.
     Notes to Consolidated Financial Statements.
     Independent Auditors' Report.

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

Exhibit 4(i).16 Credit Agreement dated as of May 24, 1995 among Safeway Inc., Canada Safeway Limited, and Lucerne Foods Ltd., as Borrowers, Bankers Trust Company, as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, The Chase Manhattan Bank, N.A., Chemical Bank, and Citicorp USA, Inc., as Co-Agents, the Lead Managers listed therein, as Lead Managers, and the lenders listed therein, as Lenders (incorporated by reference to Exhibit 4(i).16 of the Registrant's Form 10-Q for the quarterly period ended June 17, 1995).

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

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)


Exhibit 10(iii).7* 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment thereto dated March 1, 1995 (incorporated by reference to Exhibit 10(iii).7 of Registrant's Form 10-K/A for the year ended December 31, 1994).

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

Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 38 of the Company's 1995 Annual Report to Stockholders).

Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1 Registrant's 1995 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                     Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 22.1         Subsidiaries of Registrant.

Exhibit 23.1         Independent Auditors' Consent.

Exhibit 27           Financial Data Schedule (electronic filing only).

------------------
*  Management contract, or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K:

None.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Steven A. Burd                 Date:
    --------------------
    SAFEWAY INC.                       March 20, 1996
    Steven A. Burd
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Julian C. Day                      /s/ F. J. Dale
-----------------                      --------------
Julian C. Day                          F. J. Dale
Executive Vice President and           Group Vice President
Chief Financial Officer                Finance
Date: March 20, 1996                   Date:  March 20, 1996


         Director                           Date
         --------                           ----

/s/Steven A. Burd                      March 20, 1996
------------------------
Steven A. Burd


/s/ Sam Ginn                           March 20, 1996
------------------------
Sam Ginn


/s/ James H. Greene, Jr.               March 20, 1996
------------------------
James H. Greene, Jr.


/s/ Paul Hazen                         March 20, 1996
------------------------
Paul Hazen


/s/ Henry R. Kravis                    March 20, 1996
------------------------
Henry R. Kravis


/s/ Robert I. MacDonnell               March 20, 1996
------------------------
Robert I. MacDonnell


/s/ Peter A. Magowan                   March 20, 1996
------------------------
Peter A. Magowan


/s/ George R. Roberts                  March 20, 1996
------------------------
George R. Roberts


/s/ Michael T. Tokarz                  March 20, 1996
------------------------
Michael T. Tokarz

                         SAFEWAY INC. AND SUBSIDIARIES


                                 Exhibit Index


              LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD
                            ENDED DECEMBER 30, 1995



Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 38 of the Company's 1995 Annual Report to Stockholders).

Exhibit 13.1 Registrant's 1995 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5,
                Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 12.1    Computation of Ratio of Earnings to Fixed Charges

Exhibit 22.1    Subsidiaries of Registrant.

Exhibit 23.1    Independent Auditors' Consent.

Exhibit 27      Financial Data Schedule (electronic filing only)