Form 10-Q
period 1996-03-23
SAFEWAY INC
filed 1996-05-02
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23, 1996

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

 As of April 26, 1996, there were issued and outstanding 217.5 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX

PART I           FINANCIAL INFORMATION (UNAUDITED)                                            Page
- ------           ---------------------------------                                            ----
ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of March 23, 1996 and December        3
                     30, 1995

                 Condensed Consolidated Statements of Income for the 12 weeks ended March       5
                     23, 1996 and March 25, 1995

                 Condensed Consolidated Statements of Cash Flows for the 12 weeks ended         6
                     March 23, 1996 and March 25, 1995

                 Notes to the Condensed Consolidated Financial Statements                       7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS       10
                 OF OPERATIONS

PART II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                             12

ITEM 6.          EXHIBITS                                                                      12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                        March 23,      December 30,
                                                          1996            1995
                                                        --------       -----------


ASSETS
- ----------------
Current assets:
  Cash and equivalents                                 $     22.0      $     74.8
  Receivables                                               160.8           152.7
  Merchandise inventories                                 1,124.4         1,191.8
  Prepaid expenses and other current assets                 165.5            95.5
                                                       ----------      ----------
  Total current assets                                    1,472.7         1,514.8
                                                       ----------      ----------


Property                                                  4,709.0         4,687.2
  Less accumulated depreciation
    and amortization                                     (2,147.5)       (2,094.3)
                                                       ----------        --------
  Property, net                                           2,561.5         2,592.9

Goodwill, net of amortization of $108.6
   and $106.3, respectively                                 321.0           323.8
Prepaid pension costs                                       327.2           322.4
Investments in unconsolidated affiliates                    347.2           336.0
Other assets                                                 99.8           104.4
                                                       ----------      ----------

Total assets                                           $  5,129.4      $  5,194.3
                                                       ==========      ==========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        March 23,      December 30,
                                                          1996             1995
                                                        --------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Current maturities of notes
    and debentures                                     $    261.3      $    221.4
  Current obligations under capital leases                   19.0            19.0
  Accounts payable                                          935.5         1,040.0
  Accrued salaries and wages                                202.4           234.6
  Other accrued liabilities                                 481.3           424.0
                                                       ----------      ----------
  Total current liabilities                               1,899.5         1,939.0
                                                       ----------      ----------
Long-term debt:
  Notes and debentures                                    1,652.3         1,783.6
  Obligations under capital leases                          163.7           166.2
                                                       ----------      ----------
  Total long-term debt                                    1,816.0         1,949.8

Deferred income taxes                                       108.3           108.5

Accrued claims and other liabilities                        404.1           401.5
                                                       ----------      ----------
Total liabilities                                         4,227.9         4,398.8
                                                       ----------      ----------
Stockholders' equity:
  Common stock:  par value $0.01 per share;
     300 shares authorized; 217.0 and 213.7
     shares outstanding, respectively                         2.2             2.1
  Additional paid-in capital                                695.5           684.9
  Unexercised warrants purchased                           (196.2)         (196.2)
  Cumulative translation adjustments                         19.2            20.3
  Retained earnings                                         380.8           284.4
                                                       ----------      ----------
  Total stockholders' equity                                901.5           795.5
                                                       ----------      ----------

Total liabilities and stockholders' equity             $  5,129.4      $  5,194.3
                                                       ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      12 Weeks Ended
                                                                  -----------------------
                                                                  March 23,     March 25,
                                                                    1996          1995
                                                                  --------      --------
Sales                                                            $3,882.7      $3,632.3
Cost of goods sold                                               (2,790.2)     (2,628.9)
                                                                 --------      --------

     Gross profit                                                 1,092.5       1,003.4

Operating and administrative expense                               (898.4)       (849.4)
                                                                 --------      --------

     Operating profit                                               194.1         154.0

Interest expense                                                    (44.3)        (47.5)
Equity in earnings of unconsolidated affiliates                      11.2           2.8
Other income, net                                                     1.1           0.5
                                                                 --------      --------

     Income before income taxes                                     162.1         109.8

Income taxes                                                        (65.7)        (47.8)
                                                                 --------      --------

            Net income                                           $   96.4      $   62.0
                                                                 ========      ========



Primary and fully diluted earnings per common
     share and  common share equivalent                          $   0.40      $   0.26
                                                                 ========      ========

Weighted average common shares and common share equivalents:

       Primary                                                      238.4         242.0
                                                                 ========      ========

       Fully diluted                                                238.6         242.7
                                                                 ========      ========




     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                      12 Weeks Ended
                                                                   ---------------------
                                                                   March 23,    March 25,
                                                                     1996        1995
                                                                   --------     --------
CASH FLOW FROM OPERATIONS:
Net income                                                          $ 96.4      $ 62.0
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                       76.9        74.5
  LIFO expense                                                         2.3         2.3
  Equity in undistributed earnings of unconsolidated affiliates      (11.2)       (2.8)
  Other                                                                3.3        15.1
  Change in working capital items:

    Receivables and prepaid expenses                                 (78.2)       (2.2)
    Inventories at FIFO cost                                          63.7        46.4
    Payables and accruals                                            (72.7)     (118.3)
                                                                    ------      ------
      Net cash flow from operations                                   80.5        77.0
                                                                    ------      ------

CASH FLOW FROM INVESTING ACTIVITIES:

Cash paid for property additions                                     (52.1)      (60.1)
Proceeds from sale of property                                         5.3         6.2
Other                                                                  4.7        (3.5)
                                                                    ------      ------
     Net cash flow used by investing activities                      (42.1)      (57.4)
                                                                    ------      ------

CASH FLOW FROM FINANCING ACTIVITIES:

Additions to short-term borrowings                                    39.0        47.7
Payments on short-term borrowings                                    (32.7)      (29.8)
Additions to long-term borrowings                                     67.7       142.6
Payments on long-term borrowings                                    (168.1)      (80.5)
Net proceeds from exercise of warrants and stock options               5.4         3.4
Purchase of unexercised warrants                                      --        (113.2)
Other                                                                 (2.5)       --
                                                                    ------      ------
    Net cash flow used by financing activities                       (91.2)      (29.8)
                                                                    ------      ------

Decrease in cash and equivalents                                     (52.8)      (10.2)

CASH AND EQUIVALENTS:

    Beginning of period                                               74.8        60.7
                                                                    ------      ------
    End of period                                                   $ 22.0      $ 50.5
                                                                    ======      ======


     See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 23, 1996 and March 25, 1995 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 23, 1996 are not necessarily indicative of the results expected for the full year.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the first quarters of both 1996 and 1995. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.


NOTE B - FINANCING

Notes and debentures were composed of the following at March 23, 1996 and December 30, 1995 (in millions):

                                                                March 23, 1996                December 30, 1995
                                                                --------------                -----------------
                                                            Long-term       Current        Long-term        Current
                                                            ---------       -------        ---------        -------
Credit Agreement, unsecured                                  $  318.7                      $   395.0
9.30% Senior Secured Debentures due 2007                         70.7                           70.7
Mortgage notes payable, secured                                 279.6        $100.4            322.3         $  67.0
10% Senior Notes due 2002, unsecured                             59.1           -               59.1             -
Medium-term notes, unsecured                                     65.5          14.5             65.5            14.5
Other notes payable, unsecured                                  117.6           3.9            118.9             3.8
Short-term bank borrowings, unsecured                             -           142.5               -            136.1
9.35% Senior Subordinated Notes due 1999, unsecured             161.5           -              172.5             -
10% Senior Subordinated Notes due 2001, unsecured               241.4           -              241.4             -
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                   228.2           -              228.2             -
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                   110.0           -              110.0             -
                                                             --------        ------        ---------         -------
                                                             $1,652.3        $261.3        $ 1,783.6         $ 221.4
                                                             ========        ======        =========         =======


Note B to the Company's consolidated financial statements on pages 27 through 29 of the 1995 Annual Report to Stockholders describes all of the material restrictive covenants of the Credit Agreement, the 9.30% Senior Secured Debentures, and the Subordinated Securities.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consist of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 328 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 71 stores in western Mexico. Safeway records income from its equity investments on a one-quarter delay basis.

For much of 1995, Mexico suffered from inflation, very high interest rates and other economic difficulties which adversely affected Casa Ley. As a result, Safeway recorded no income from its equity investment in Casa Ley during the first quarter of 1995. Inflation and interest rates in Mexico have since moderated, and Safeway's share of Casa Ley's earnings for the first quarter of 1996 was $4.0 million.

Safeway's recorded investment in Vons at March 23, 1996 was $262.4 million, including unamortized goodwill of $45.3 million that is being amortized over a 40-year life. Safeway's share of Vons' earnings was $7.2 million for the first quarter of 1996 compared to $2.8 million in the first quarter of 1995. The $2.8 million earnings from Vons in 1995 was after a $2.9 million restructuring charge.

Based on the March 22, 1996 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $470.8 million.

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):


                                                December 31,         January 1,
FINANCIAL POSITION                                  1995                1995
- ------------------                                  ----                ----
Current assets                                   $   452.3           $   467.8
Property and equipment, net                        1,192.5             1,203.0
Other assets                                         541.7               551.2
                                                 ---------           ---------

  Total assets                                   $ 2,186.5           $ 2,222.0
                                                 =========           =========

Current liabilities                              $   593.4           $   563.9
Long-term liabilities                                969.8             1,105.7
Shareholders' equity                                 623.3               552.4
                                                 ---------           ---------

  Total liabilities and shareholders' equity     $ 2,186.5           $ 2,222.0
                                                 =========           =========




                                                         12 Weeks Ended
                                                         --------------
                                                December 31,         January 1,
RESULTS OF OPERATIONS                               1995                1995
- ---------------------                               ----                ----
Sales                                            $ 1,223.4           $ 1,176.2
Cost of sales and other expenses                  (1,202.3)           (1,167.1)
                                                 ---------           ---------

Net income                                       $    21.1           $     9.1
                                                 =========           =========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - CONTINGENCIES

LEGAL MATTERS

Note J to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1995 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

On March 8, 1996, a purported class action was filed on behalf of persons allegedly injured as a result of the July 1988 fire at the Company's dry grocery warehouse in Richmond, California. The complaint generally alleges that the Company fraudulently (i) obtained settlements of certain claims arising out of the fire and (ii) made statements that induced claimants not to file actions within the time period allowed under the statute of limitations. The complaint seeks compensatory and punitive damages.

The Company has received notice from its insurance carrier that, pending completion of its investigation of its defenses relating to Safeway's insurance policy and the purported class action, the insurance carrier has reached a preliminary view that there may be no coverage under the policy for this action. Safeway disagrees with the insurance carrier's preliminary view and continues to believe that its coverage will be sufficient and available for resolution of all remaining third-party claims arising out of the fire.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Safeway's net income for the first quarter ended March 23, 1996 was $96.4 million ($0.40 per share) compared to $62.0 million ($0.26 per share) for the first quarter of 1995.

Sales were $3.9 billion for the first quarter of 1996 compared to $3.6 billion for the first quarter of 1995. Same-store sales increased 5.2% and 5.0% in the first quarters of 1996 and 1995, respectively. Same-store sales increases have exceeded 3% for eleven consecutive quarters. Safeway has reinvested the cost savings achieved throughout the Company into serving its customers better, which Safeway believes has resulted in continued sales growth.

Beginning with the first quarter of 1996, Safeway classified all in-store bakery production labor costs as operating and administrative expense. Previously, a portion of this labor cost was classified as a component of cost of goods sold. All prior periods have been reclassified to conform to the new presentation.

Gross profit was 28.14% of sales in the first quarter of 1996 compared to 27.62% in 1995. This 0.52 percentage point improvement is primarily a result of improvements in 1) buying practices, 2) profitability of the Company's manufacturing division, and 3) product mix.

Operating and administrative expense fell 0.25 percentage points to 23.14% of sales in the first quarter of 1996 from 23.39% in the first quarter of 1995. Higher sales and ongoing efforts to reduce or control expenses continued to improve operating and administrative expense as a percentage of sales.

Interest expense was $44.3 million in the first quarter of 1996 compared to $47.5 million in the same quarter of 1995 due to a combination of lower interest rates and reduced debt levels.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $11.2 million for the first quarter of 1996, up from $2.8 million for the same period of 1995. Safeway holds a 35% interest in Vons, which operates 328 grocery stores located mostly in southern California, and a 49% interest in Casa Ley, which operates 71 food and general merchandise stores in western Mexico. For much of 1995, Mexico suffered from inflation, very high interest rates and other economic difficulties which adversely affected Casa Ley. As a result, Safeway recorded no income from its equity investment in Casa Ley during the first quarter of 1995. Interest rates and inflation in Mexico have since moderated and Casa Ley's financial results have gradually improved. In the first quarter of 1996, Safeway's share of Casa Ley's earnings was $4.0 million. Safeway's share of Vons' earnings increased to $7.2 million in the first quarter of 1996 from $2.8 million in 1995. The $2.8 million of earnings from Vons in 1995 was after a $2.9 million restructuring charge.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                            12 Weeks Ended
                                                            --------------
                                                      March 23,        March 25,
                                                        1996             1995
                                                        ----             ----
Income before income taxes                            $162.1            $109.8
LIFO expense                                             2.3               2.3
Interest expense                                        44.3              47.5
Depreciation and amortization                           76.9              74.5
Equity in earnings of unconsolidated affiliates        (11.2)             (2.8)
                                                      ------            ------
Operating cash flow                                   $274.4            $231.3
                                                      ======            ======
As a percent of sales                                   7.07%             6.37%
                                                      ======            ======

As a multiple of interest expense                       6.19x             4.87x
                                                      ======            ======



Management expects operating cash flow, supplemented by credit available under the Credit Agreement, to be Safeway's primary sources of long-term liquidity. At March 23, 1996, the Company had total borrowing capacity under the Credit Agreement of $1.15 billion, of which $765.0 million was unused. Management believes that these sources will be adequate to meet the Company's requirements.



CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first quarter of 1996, Safeway invested $59.3 million in capital expenditures and opened four new stores. The Company plans to invest approximately $550 million for capital expenditures in 1996 to open 30 to 35 new stores and complete more than 100 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES



PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note J to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1995 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

On March 8, 1996, a purported class action was filed on behalf of persons allegedly injured as a result of the July 1988 fire at the Company's dry grocery warehouse in Richmond, California. The complaint generally alleges that the Company fraudulently (i) obtained settlements of certain claims arising out of the fire and (ii) made statements that induced claimants not to file actions within the time period allowed under the statute of limitations. The complaint seeks compensatory and punitive damages.

The Company has received notice from its insurance carrier that, pending completion of its investigation of its defenses relating to Safeway's insurance policy and the purported class action, the insurance carrier has reached a preliminary view that there may be no coverage under the policy for this action. Safeway disagrees with the insurance carrier's preliminary view and continues to believe that its coverage will be sufficient and available for resolution of all remaining third-party claims arising out of the fire.

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

Exhibit 27.1    Financial Data Schedule (electronic filing only).

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 2, 1996          \s\ Steven A. Burd
      ---------------       ------------------
                            Steven A. Burd
                            President and Chief Executive Officer



Date:   May 2, 1996         \s\ Julian C. Day
      ---------------       -----------------
                            Julian C. Day
                            Executive Vice President and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES



                                  EXHIBIT INDEX



              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 23, 1996




Exhibit 11.1        Computation of Earnings Per Common Share and Common Share
                    Equivalent

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1        Financial Data Schedule (electronic filing only)