Form 10-Q
period 1996-06-15
SAFEWAY INC
filed 1996-07-26
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 15, 1996

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from         to

                           Commission file number 1-41

                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)


                      Delaware                                            94-3019135
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                   organization)

               5918 Stoneridge Mall Road
                Pleasanton, California                                    94588-3229
       (Address of principal executive offices)                           (Zip Code)

   Registrant's telephone number, including area code                   (510) 467-3000



                           Fourth and Jackson Streets
                            Oakland, California 94660
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

As of July 19, 1996, there were issued and outstanding 218.1 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX


PART I           FINANCIAL INFORMATION (UNAUDITED)                                            Page

ITEM 1.          FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of June 15, 1996 and December         3
                     30, 1995
                 Condensed Consolidated Statements of Income for the 12 and 24 weeks            5
                     ended June 15, 1996 and June 17, 1995
                 Condensed Consolidated Statements of Cash Flows for the 12 and 24 weeks        6
                     ended June 15, 1996 and June 17, 1995
                 Notes to the Condensed Consolidated Financial Statements                       7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS       10
                 OF OPERATIONS

PART II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                             12

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           12

ITEM 6.          EXHIBITS                                                                      13

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                       June 15,             December 30,
                                                                         1996                  1995
                                                                    -------------         -------------
ASSETS
- ----------------

Current assets:
  Cash and equivalents                                             $           18.7      $           74.8
  Receivables                                                                 178.0                 152.7
  Merchandise inventories                                                   1,095.3               1,191.8
  Prepaid expenses and other current assets                                   165.7                  95.5
                                                                      -------------         -------------
  Total current assets                                                      1,457.7               1,514.8
                                                                      -------------         -------------


Property                                                                    4,785.9               4,687.2
  Less accumulated depreciation and amortization                           (2,207.8)             (2,094.3)
                                                                      -------------         -------------
  Property, net                                                             2,578.1               2,592.9

Goodwill, net of accumulated amortization
  of $110.9 and $106.3                                                        318.2                 323.8
Prepaid pension costs                                                         329.0                 322.4
Investments in unconsolidated affiliates                                      357.2                 336.0
Other assets                                                                  120.1                 104.4
                                                                      -------------         -------------

Total assets                                                       $        5,160.3      $        5,194.3
                                                                      -------------         -------------


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       June 15,             December 30,
                                                                         1996                  1995
                                                                     -------------         -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------

Current liabilities:
  Current maturities of notes
    and debentures                                                 $          186.7      $          221.4
  Current obligations under capital leases                                     19.0                  19.0
  Accounts payable                                                            910.0               1,040.0
  Accrued salaries and wages                                                  212.3                 234.6
  Other accrued liabilities                                                   546.7                 424.0
                                                                     -------------         -------------
  Total current liabilities                                                 1,874.7               1,939.0
                                                                     -------------         -------------
Long-term debt:
  Notes and debentures                                                      1,591.8               1,783.6
  Obligations under capital leases                                            163.2                 166.2
                                                                      -------------         -------------

  Total long-term debt                                                      1,755.0               1,949.8

Deferred income taxes                                                         108.1                 108.5
Accrued claims and other liabilities                                          406.7                 401.5
                                                                      -------------         -------------
Total liabilities                                                           4,144.5               4,398.8
                                                                      -------------         -------------

Contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 217.7 and 213.7
     shares outstanding                                                         2.2                   2.1
  Additional paid-in capital                                                  704.0                 684.9
  Unexercised warrants purchased                                             (196.2)               (196.2)
  Cumulative translation adjustments                                           18.3                  20.3
  Retained earnings                                                           487.5                 284.4
                                                                      -------------         -------------

  Total stockholders' equity                                                1,015.8                 795.5
                                                                      -------------         -------------

Total liabilities and stockholders' equity                         $        5,160.3      $        5,194.3
                                                                       -------------         -------------


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     12 Weeks Ended                 24 Weeks Ended
                                                             -------------------------------------------------------------
                                                              June 15,         June 17,         June 15,        June 17,
                                                                1996             1995             1996            1995
                                                             ------------     ------------    ------------    ------------

Sales                                                         $ 3,945.4       $ 3,753.4       $ 7,828.1       $ 7,385.7
Cost of goods sold                                             (2,843.3)       (2,736.6)       (5,633.5)       (5,365.5)
                                                              ---------       ---------       ---------       ---------

     Gross profit                                               1,102.1         1,016.8         2,194.6         2,020.2

Operating and administrative expense                             (892.0)         (851.7)       (1,790.4)       (1,701.1)
                                                              ---------       ---------       ---------       ---------


     Operating profit                                             210.1           165.1           404.2           319.1

Interest expense                                                  (42.2)          (49.2)          (86.5)          (96.7)
Equity in earnings of unconsolidated affiliates                    10.0             5.0            21.2             7.8
Other income, net                                                   1.3             0.6             2.4             1.1
                                                              ---------       ---------       ---------       ---------

     Income before income taxes                                   179.2           121.5           341.3           231.3

Income taxes                                                      (72.5)          (52.8)         (138.2)         (100.6)
                                                              ---------       ---------       ---------       ---------

     Net income                                               $   106.7       $    68.7       $   203.1       $   130.7
                                                              =========       =========       =========       =========

Primary and fully diluted earnings per common
    share and common share equivalent                         $    0.44       $    0.29       $    0.85       $    0.54
                                                              =========       =========       =========       =========



Weighted average common shares and common
    share equivalents:
     Primary                                                      239.8           240.4           239.1           241.2
                                                              =========       =========       =========       =========

     Fully diluted                                                239.9           240.6           239.5           241.9
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

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                             24 Weeks Ended
                                                                                 ------------------------------------
                                                                                    June 15,            June 17,
                                                                                      1996                1995
                                                                                 ---------------     ----------------
CASH FLOW FROM OPERATIONS

Net income                                                                     $            203.1  $             130.7
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                                             153.8                150.9
  LIFO expense                                                                                4.6                  4.6
  Equity in undistributed earnings of unconsolidated affiliates                             (21.2)                (7.8)
  Other                                                                                       4.6                 28.8
  Changes in working capital items:
    Receivables and prepaid expenses                                                        (95.8)               (26.5)
    Inventories at FIFO cost                                                                 89.4                 48.5
    Payables and accruals                                                                   (15.9)               (86.9)
                                                                                  ---------------     ----------------
      Net cash flow from operations                                                         322.6                242.3
                                                                                  ---------------     ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                                           (164.9)              (163.1)
Proceeds from sale of property                                                               17.9                 12.7
Other                                                                                        (1.9)                (4.4)
                                                                                  ---------------     ----------------
     Net cash flow used by investing activities                                            (148.9)              (154.8)
                                                                                  ---------------     ----------------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                                           92.0                 92.2
Payments on short-term borrowings                                                          (142.7)               (37.7)
Additions to long-term borrowings                                                           129.6                502.3
Payments on long-term borrowings                                                           (313.2)              (568.5)
Net proceeds from exercise of warrants and stock options                                      7.8                  5.5
Purchase of unexercised warrants                                                              -                 (113.2)
Other                                                                                        (3.3)                (0.6)
                                                                                  ---------------     ----------------
    Net cash flow used by financing activities                                             (229.8)              (120.0)
                                                                                  ---------------     ----------------

Decrease in cash and equivalents                                                            (56.1)               (32.5)

CASH AND EQUIVALENTS
    Beginning of period                                                                      74.8                 60.7
                                                                                  ---------------     ----------------
    End of period                                                              $             18.7  $              28.2
                                                                                  ---------------     ----------------



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 15, 1996 and June 17, 1995 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 15, 1996 and June 17, 1995 are not necessarily indicative of the results expected for the full year.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the second quarters of both 1996 and 1995 and was $4.6 million for the first 24 weeks of both 1996 and 1995. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

NOTE B - FINANCING

Notes and debentures were composed of the following at June 15, 1996 and December 30, 1995 (in millions):

                                                                 June 15, 1996                December 30, 1995
                                                            -----------------------        ------------------------
                                                            Long-term       Current        Long-term        Current

Credit Agreement, unsecured                                  $  283.8                      $   395.0
9.30% Senior Secured Debentures due 2007                         70.7                           70.7
Mortgage notes payable, secured                                 255.7        $ 97.1            322.3         $  67.0
10% Senior Notes due 2002, unsecured                             59.1           -               59.1             -
Medium-term notes, unsecured                                     65.5           -               65.5            14.5
Other notes payable, unsecured                                  115.9           4.1            118.9             3.8
Short-term bank borrowings, unsecured                             -            85.5               -            136.1
9.35% Senior Subordinated Notes due 1999, unsecured             161.5           -              172.5             -
10% Senior Subordinated Notes due 2001, unsecured               241.4           -              241.4             -
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                   228.2           -              228.2             -
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                   110.0           -              110.0             -
                                                            ---------        ------        ---------          ------
                                                            $1,591.8         $186.7        $1,783.6           $221.4
                                                             =======          =====         =======            =====

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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consists of a 35% interest in The Vons Companies, Inc. ("Vons") which operates 325 supermarkets located mostly in southern California, and a 49% interest in Casa Ley, S.A. de C.V. which operates 71 stores in western Mexico. Safeway records income from its equity investments on a one-quarter delay basis.

Safeway's share of Casa Ley's earnings increased to $4.1 million and $8.1 million for the 12 and 24 weeks ended June 15, 1996, compared to $0.4 million for both of the comparable periods in 1995. For much of 1995, Mexico suffered from high interest rates and inflation which adversely affected Casa Ley. Interest rates and inflation have since moderated and Casa Ley's financial results have gradually improved.

Safeway's recorded investment in Vons at June 15, 1996 was $268.3 million, including unamortized goodwill of $45.0 million that is being amortized over a 40-year life. Safeway's share of Vons' earnings increased to $5.9 million in the second quarter of 1996 from $4.6 million in 1995, and to $13.1 million in the first 24 weeks of 1996 from $7.4 million in 1995.

Based on the June 14, 1996 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $571.0 million.

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):

                                                 March 24,          December 31,
FINANCIAL POSITION                                  1996                1995
- ------------------                                  ----                ----
Current assets                                   $   445.5           $   452.3
Property and equipment, net                        1,195.4             1,192.5
Other assets                                         538.1               541.7
                                                  --------            --------

Total assets                                      $2,179.0            $2,186.5
                                                   =======             =======

Current liabilities                              $   613.6           $   593.4
Long-term liabilities                                921.7               969.8
Shareholders' equity                                 643.7               623.3
                                                  --------            --------

Total liabilities and shareholders' equity        $2,179.0            $2,186.5
                                                   =======             =======



                                                    12 Weeks Ended                           24 Weeks Ended
                                            -----------------------------         --------------------------------
                                            March 24,           March 26,           March 24,            March 26,
RESULTS OF OPERATIONS                          1996                1995                1996                1995
- ---------------------                          ----                ----                ----                ----
Sales                                       $ 1,205.6           $ 1,142.5           $ 2,429.0           $ 2,318.7
Cost of sales and other expenses             (1,188.1)           (1,128.5)           (2,390.4)           (2,295.6)
                                             --------            --------            --------            --------
Net income                                  $    17.5           $    14.0           $    38.6           $    23.1
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

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the second quarter ended June 15, 1996 was $106.7 million ($0.44 per share) compared to $68.7 million ($0.29 per share) for the second quarter of 1995. For the first 24 weeks of the year, net income was $203.1 million ($0.85 per share) in 1996, compared to $130.7 million ($0.54 per share) in 1995. The second quarter of both years was affected by the labor disputes discussed below.

During the second quarter of 1996, Safeway was engaged in a labor dispute affecting 86 stores in British Columbia which lasted the final 16 days of the second quarter and the first 24 days of the third quarter of 1996. Under Provincial law, replacement workers could not be hired, and therefore all the affected stores were closed throughout the strike-lockout. Separately, the Company was engaged in a strike-lockout in the Denver operating area which lasted the final 33 days of the second quarter and the first 11 days of the third quarter of 1996. All of the Denver stores operated during the strike-lockout, largely with replacement workers. Safeway estimates that the combined impact of both disputes reduced second-quarter 1996 earnings by approximately $0.05 per share. The Company has not yet determined the impact on third-quarter earnings. However, because of the lingering effects of the strike, the estimated impact is expected to be greater in the third quarter of 1996 than the second quarter.

A nine-day strike during the second quarter of 1995 affected 208 stores in northern California, reducing earnings by an estimated $0.025 per share.

Sales were $3.9 billion for the second quarter of 1996 compared to $3.8 billion in 1995. For the first 24 weeks of the year, sales increased to $7.8 billion in 1996 compared to $7.4 billion in 1995. Same-store sales (sales of stores operating the entire measurement period in both 1996 and 1995, including stores that remained open during strikes or lockouts) increased 5.8% for the quarter and 5.6% for the first 24 weeks of 1996. These same-store sales increases exclude the Company's stores in British Columbia which were closed during the strike-lockout.

Gross profit for the second quarter of 1996 increased 0.84 percentage points to 27.93% of sales from 27.09% in 1995, due to both the favorable comparison created by the 1995 strike in northern California, and improved buying practices and product mix. The strike-lockouts which occurred during the second quarter of 1996 did not have a significant effect on the gross profit margin due to the Company's ability to better manage inventory which prevented loss of perishables. For the first two quarters of the year, gross profit rose to 28.03% of sales in 1996 from 27.35% in 1995.

Operating and administrative expense fell to 22.61% of sales from 22.69% for the quarter, and to 22.87% from 23.03% for the first 24 weeks of the year. Higher sales and efforts to reduce or control expenses continue to improve operating and administrative expense as a percentage of sales.

Due to lower interest rates and reduced debt levels, interest expense fell to $42.2 million in the second quarter of 1996 from $49.2 million in 1995, and to $86.5 million for the first 24 weeks of 1996 from $96.7 million in 1995.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $10.0 million in the second quarter of 1996, up from $5.0 million in 1995. For the first two quarters of the year, equity in earnings from unconsolidated affiliates rose to $21.2 million in 1996 from $7.8 million in 1995. Safeway's share of Casa Ley's earnings increased to $4.1 million and $8.1 million for the 12 and 24 weeks ended June 15, 1996, compared to $0.4 million for both of the comparable periods in 1995. For much of 1995, Mexico suffered from high interest rates and inflation which adversely affected Casa Ley. Interest rates and inflation have since moderated and Casa Ley's financial results have gradually improved. Safeway's share of Vons' earnings increased to $5.9 million in the second quarter of 1996 from $4.6 million in 1995, and to $13.1 million in the first 24 weeks of 1996 from $7.4 million in 1995.

                          SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                             12 Weeks Ended                 24 Weeks Ended
                                                        ------------------------       -----------------------
                                                        June 15,        June 17,       June 15,       June 17,
                                                          1996            1995           1996           1995
                                                          ----            ----           ----           ----

Income before income taxes                              $179.2          $121.5         $341.3          $231.3
LIFO expense                                               2.3             2.3            4.6             4.6
Interest expense                                          42.2            49.2           86.5            96.7
Depreciation and amortization                             78.2            76.4          153.8           150.9
Equity in earnings of unconsolidated affiliates          (10.0)           (5.0)         (21.2)           (7.8)
                                                        ------          ------         ------         -------

Operating cash flow                                     $291.9          $244.4         $565.0          $475.7
                                                         =====           =====          =====           =====

As a percentage of sales                                 7.40%           6.51%          7.22%           6.44%
                                                         ====            ====           ====            ====

As a multiple of interest expense                        6.92x           4.97x          6.53x           4.92x
                                                         ====            ====           ====            ====


Management expects operating cash flow, supplemented by credit available under the Credit Agreement, to be Safeway's primary sources of long-term liquidity. Management believes that these sources will be adequate to meet the Company's requirements. At June 15, 1996, the Company had total borrowing capacity under the Credit Agreement of $1.15 billion, of which $801.3 million was unused.

CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first two quarters of 1996, Safeway invested $182.7 million in capital expenditures and opened five new stores. The Company plans to invest over $600 million for capital expenditures in 1996 to open 30 to 35 new stores and complete more than 125 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 14, 1996 at which the stockholders voted on proposals as follows:

                                                                         Votes Against     Votes Abstained and
                                                        Votes For        or Withheld         Broker Non-votes
                                                        ---------        -----------       ------------------

   Election of Directors:
       Peter A. Magowan                                200,668,128         1,784,118          Not applicable
       George R. Roberts                               188,103,368        14,348,878          Not applicable
       Michael T. Tokarz                               187,754,883        14,697,363          Not applicable

   Adoption of amendment to Certificate of
   Incorporation to increase total number of
   authorized shares of common stock and
   preferred stock                                     145,542,436        46,396,536              10,513,274

   Adoption of stockholder proposal on
   disclosure of political contributions                 2,659,820       186,611,600              13,180,826

   Ratification of appointment of Deloitte &
   Touche LLP as independent auditors for fiscal
   year 1996.                                          201,159,466           451,197                 841,583

                         SAFEWAY INC. AND SUBSIDIARIES

ITEM 6(a).  EXHIBITS

Exhibit 3.1            Restated Certificate of Incorporation of Safeway Inc.
                       and Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc.
Exhibit 11.1           Computation of Earnings Per Common Share and Common
                       Share Equivalent.
Exhibit 12.1           Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27.1           Financial Data Schedule (electronic filing only).

                         SAFEWAY INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 26, 1996                   \s\ Steven A. Burd
      ---------------------            ------------------
                                       Steven A. Burd
                                       President and Chief Executive Officer

Date:  July 26, 1996                   \s\ Julian C. Day
      ---------------------            -----------------
                                       Julian C. Day
                                       Executive Vice President and
                                       Chief Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 15, 1996

Exhibit 3.1            Restated Certificate of Incorporation of Safeway Inc.
                       and Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc.
Exhibit 11.1           Computation of Earnings Per Common Share and Common
                       Share Equivalent
Exhibit 12.1           Computation of Ratio of Earnings to Fixed Charges
Exhibit 27.1           Financial Data Schedule (electronic filing only)