Form 10-Q
period 1996-09-07
SAFEWAY INC
filed 1996-10-17
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 7, 1996

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the transition period from _____ to _____

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

 As of October 11, 1996, there were issued and outstanding 220.2 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


       PART I              FINANCIAL INFORMATION (UNAUDITED)                                             Page
       ------              ---------------------------------                                             ----
       ITEM 1.             FINANCIAL STATEMENTS

                           Condensed Consolidated Balance Sheets as of September 7, 1996 and               3
                               December 30, 1995
                           Condensed Consolidated Statements of Income for the 12 and 36 weeks ended       5
                               September 7, 1996 and September 9, 1995
                           Condensed Consolidated Statements of Cash Flows for the 36 weeks ended          6
                               September 7, 1996 and September 9, 1995
                           Notes to the Condensed Consolidated Financial Statements                        7

       ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS        10
                           OF OPERATIONS


       PART II             OTHER INFORMATION
       -------             -----------------

       ITEM 1.             LEGAL PROCEEDINGS                                                              12

       ITEM 6.             EXHIBITS                                                                       13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                   September 7,   December 30,
                                                      1996          1995
                                                      ----          ----

ASSETS
------
Current assets:
  Cash and equivalents                              $     25.5   $     74.8
  Receivables                                            173.5        152.7
  Merchandise inventories                              1,172.6      1,191.8
  Prepaid expenses and other current assets              153.8         95.5
                                                    ----------   ----------

  Total current assets                                 1,525.4      1,514.8
                                                    ----------   ----------


Property                                               4,891.7      4,687.2
  Less accumulated depreciation and amortization      (2,261.9)    (2,094.3)
                                                    ----------   ----------
  Property, net                                        2,629.8      2,592.9

Goodwill, net of accumulated amortization
  of $113.2 and $106.3                                   315.7        323.8
Prepaid pension costs                                    326.1        322.4
Investments in unconsolidated affiliates                 354.2        336.0
Other assets                                             121.1        104.4
                                                    ----------   ----------

Total assets                                        $  5,272.3   $  5,194.3

                                                    ==========   ==========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                               September 7,   December 30,
                                                    1996          1995
                                                    ----          ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes
    and debentures                             $    228.5   $    221.4
  Current obligations under capital leases           19.7         19.0
  Accounts payable                                1,013.2      1,040.0
  Accrued salaries and wages                        210.4        234.6
  Other accrued liabilities                         562.5        424.0
                                               ----------   ----------

  Total current liabilities                       2,034.3      1,939.0
                                               ----------   ----------
Long-term debt:
  Notes and debentures                            1,420.1      1,783.6
  Obligations under capital leases                  160.5        166.2
                                               ----------   ----------

  Total long-term debt                            1,580.6      1,949.8

Deferred income taxes                               108.0        108.5
Accrued claims and other liabilities                413.1        401.5
                                               ----------   ----------

Total liabilities                                 4,136.0      4,398.8
                                               ----------   ----------

Contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 218.6 and 213.7
     shares outstanding                               2.2          2.1
  Additional paid-in capital                        719.0        684.9
  Unexercised warrants purchased                   (196.2)      (196.2)
  Cumulative translation adjustments                 17.9         20.3
  Retained earnings                                 593.4        284.4
                                               ----------   ----------

  Total stockholders' equity                      1,136.3        795.5
                                               ----------   ----------

Total liabilities and stockholders' equity     $  5,272.3   $  5,194.3
                                               ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      12 Weeks Ended                36 Weeks Ended
                                                                -------------------------   ---------------------------
                                                                   Sept. 7,     Sept. 9,        Sept. 7,       Sept. 9,
                                                                    1996          1995           1996            1995
                                                                    ----          ----           ----            ----

Sales                                                           $   3,954.0   $   3,845.5   $   11,782.1   $   11,231.2
Cost of goods sold                                                 (2,867.4)     (2,787.1)      (8,500.9)      (8,152.6)
                                                                -----------   -----------   ------------   ------------

     Gross profit                                                   1,086.6       1,058.4        3,281.2        3,078.6

Operating and administrative expense                                 (882.8)       (882.0)      (2,673.2)      (2,583.1)
                                                               ------------   -----------   ------------   ------------

     Operating profit                                                 203.8         176.4          608.0          495.5

Interest expense                                                      (39.8)        (44.6)        (126.3)        (141.3)
Equity in earnings of unconsolidated affiliates                        13.1           9.4           34.3           17.2
Other income, net                                                       1.0           0.4            3.4            1.5
                                                                -----------   -----------   ------------   ------------


     Income before income taxes                                       178.1         141.6          519.4          372.9

Income taxes                                                          (72.2)        (57.9)        (210.4)        (158.5)
                                                                -----------   -----------   ------------   ------------

     Net income                                                 $     105.9   $      83.7   $      309.0   $      214.4
                                                                -----------   -----------   ------------   ------------

Earnings per common share and common
     share equivalent:
     Primary                                                    $      0.44  $       0.35  $        1.29  $        0.89
                                                                ------------  -----------   ------------   ------------

     Fully diluted                                              $      0.44  $       0.35  $        1.29  $        0.88
                                                                ------------  -----------   ------------   ------------

Weighted average common shares and common
     share equivalents:
     Primary                                                          240.3         241.0          239.5          241.1
                                                                ------------  -----------   ------------   ------------

     Fully diluted                                                    240.5         241.6          240.1          242.4
                                                                ------------  -----------   ------------   ------------






See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                      36 Weeks Ended
                                                                  -------------------------
                                                                  September 7, September 9,
                                                                     1996         1995
                                                                  ------------  -----------


CASH FLOW FROM OPERATING ACTIVITIES

Net income                                                         $  309.0   $  214.4
Reconciliation to net cash flow from operating activities:
  Depreciation and amortization                                       233.5      227.7
  LIFO expense                                                          6.9        6.9
  Equity in undistributed earnings of unconsolidated affiliates       (34.3)     (17.2)
  Other                                                                (5.5)      40.6
  Changes in working capital items:

    Receivables and prepaid expenses                                  (79.5)     (31.9)
    Inventories at FIFO cost                                            9.2       34.1
    Payables and accruals                                             107.6      (17.5)
                                                                   --------   --------
      Net cash flow provided by operating activities                  546.9      457.1
                                                                   --------   --------

CASH FLOW FROM INVESTING ACTIVITIES

Cash paid for property additions                                     (286.9)    (253.2)
Proceeds from sale of property                                         46.1       25.2
Other                                                                  (5.3)     (19.8)
                                                                   --------   --------
     Net cash flow used by investing activities                      (246.1)    (247.8)
                                                                   --------   --------

CASH FLOW FROM FINANCING ACTIVITIES

Additions to short-term borrowings                                    121.7       98.2
Payments on short-term borrowings                                    (205.5)    (112.3)
Additions to long-term borrowings                                     148.4      558.9
Payments on long-term borrowings                                     (432.7)    (660.5)
Net proceeds from exercise of warrants and stock options               14.0        8.2
Purchase of unexercised warrants                                         --     (113.2)
Other                                                                   4.0       (0.6)
                                                                   --------   --------
    Net cash flow used by financing activities                       (350.1)    (221.3)
                                                                   --------   --------

Decrease in cash and equivalents                                      (49.3)     (12.0)

CASH AND EQUIVALENTS

    Beginning of period                                                74.8       60.7
                                                                   --------   --------
    End of period                                                  $   25.5   $   48.7
                                                                   ========   ========




See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 7, 1996 and September 9, 1995 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 7, 1996 and September 9, 1995 are not necessarily indicative of the results expected for the full year.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the third quarters of both 1996 and 1995, and was $6.9 million for the first 36 weeks of both years. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

NOTE B - FINANCING

Notes and debentures were composed of the following at September 7, 1996 and December 30, 1995 (in millions):

                                                               September 7, 1996              December 30, 1995
                                                               -----------------              -----------------
                                                            Long-term       Current        Long-term        Current
                                                            ---------       -------        ---------        -------

Credit Agreement, unsecured                                  $  212.8                       $  395.0
9.30% Senior Secured Debentures due 2007                         70.7                           70.7
Mortgage notes payable, secured                                 155.3        $172.1            322.3         $  67.0
10% Senior Notes due 2002, unsecured                             59.1           -               59.1             -
Medium-term notes, unsecured                                     65.5           -               65.5            14.5
Other notes payable, unsecured                                  115.6           4.1            118.9             3.8
Short-term bank borrowings, unsecured                             -            52.3              -             136.1
9.35% Senior Subordinated Notes due 1999,
    unsecured                                                   161.5           -              172.5             -
10% Senior Subordinated Notes due 2001, unsecured               241.4           -              241.4             -
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                   228.2           -              228.2             -
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                   110.0           -              110.0             -
                                                             --------        ------         --------          ------
                                                             $1,420.1        $228.5         $1,783.6          $221.4
                                                             ========         =====         ========          ======

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

Safeway's share of Casa Ley's earnings for the quarter was $4.4 million in 1996 compared to $4.6 million in 1995, and $12.5 million year-to-date in 1996 compared to $5.0 million in 1995. Although Mexico suffered from high interest rates and inflation throughout 1995, these factors have moderated and Casa Ley's financial results have gradually improved since early 1995.

Safeway's recorded investment in Vons at September 7, 1996 was $277.0 million, including unamortized goodwill of $44.7 million that is being amortized over a 40-year life. Safeway's share of Vons' earnings increased to $8.7 million in the third quarter of 1996 from $4.8 million in 1995, and to $21.8 million in the first 36 weeks of 1996 from $12.2 million in 1995.

Based on the September 6, 1996 closing price for Vons common stock as quoted on the New York Stock Exchange, the Company's 15.1 million shares of Vons common stock had an aggregate market value of $641.0 million.

Summarized financial information derived from Vons' financial reports to the Securities and Exchange Commission is as follows (in millions):


                                                  June 16,          December 31,

FINANCIAL POSITION                                  1996                1995
------------------                                  ----                ----
Current assets                                   $   417.3           $   452.3
Property and equipment, net                        1,188.7             1,192.5
Other assets                                         536.1               541.7
                                                 ---------            --------

Total assets                                     $ 2,142.1           $ 2,186.5
                                                  ========            ========

Current liabilities                              $   603.1           $   593.4
Long-term liabilities                                869.3               969.8
Shareholders' equity                                 669.7               623.3
                                                 ---------            --------

Total liabilities and shareholders' equity       $ 2,142.1           $ 2,186.5
                                                 =========            ========




                                                    12 Weeks Ended                           36 Weeks Ended
                                                    --------------                           --------------
                                             June 16,            June 18,            June 16,            June 18,
RESULTS OF OPERATIONS                          1996                1995                1996                1995
---------------------                          ----                ----                ----                ----
Sales                                       $ 1,261.0           $ 1,139.5           $ 3,690.0           $ 3,458.2
Cost of sales and other expenses             (1,238.3)           (1,125.0)           (3,628.7)           (3,420.6)
                                             --------            --------            --------            --------

Net income                                  $    22.7           $    14.5           $    61.3           $    37.6
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

In February 1988, the Company sold its Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I ("Morgan Lewis") and financed principally by the Prudential Insurance Company of America ("Prudential") and its affiliate, PruCo Insurance Company ("PruCo"). In January 1993, the buyer (Food Barn Stores, Inc.) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, and the plan of reorganization was confirmed in July 1994. In January 1995, Food Barn filed suit against the Company and others in the U.S. Bankruptcy Court for the Western District of Missouri. In its complaint, Food Barn alleges that (i) the 1988 transaction was a fraudulent conveyance under New York law, and (ii) the Company defrauded Food Barn and fraudulently induced it to enter into the February 1988 transaction. Food Barn seeks damages of $78 million (the alleged difference between the value of the division and the purchase price), and consequential damages of approximately $696 million, plus interest, and $100 million in punitive damages. In April 1995, the Company filed motions to dismiss, and for summary judgment on, Food Barn's claims, and in August 1995 the Bankruptcy Court denied the motions. In September 1995, the Company filed its answer and counterclaims, denying the operative allegations of the complaint, asserting numerous defenses, and alleging that any losses sustained by Food Barn were the result of actions and omissions of Morgan Lewis and its principals, Prudential and PruCo. Safeway believes that it has numerous meritorious defenses, and intends to defend itself vigorously, in this case.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the third quarter ended September 7, 1996 was $105.9 million ($0.44 per share) compared to $83.7 million ($0.35 per share) for the third quarter of 1995. For the first 36 weeks of the year, net income was $309.0 million ($1.29 per share) in 1996, compared to $214.4 million ($0.88 per share) in 1995. Each year was affected by labor disputes as discussed below.

During the second and third quarters of 1996, Safeway was engaged in a labor dispute affecting 86 stores in British Columbia which lasted the final 16 days of the second quarter and the first 24 days of the third quarter of 1996. Under Provincial law, replacement workers could not be hired, and therefore all the affected stores were closed throughout the strike-lockout. Separately, the Company was engaged in a strike-lockout in the Denver operating area which lasted the final 33 days of the second quarter and the first 11 days of the third quarter of 1996. All of the Denver stores operated during the strike-lockout, largely with replacement workers. Safeway estimates that the combined impact of both disputes reduced 1996 earnings by approximately $0.05 per share in the second quarter and $0.07 per share in the third quarter. Any lingering effect of the strike on fourth-quarter results is not expected to be material.

A nine-day strike during the second quarter of 1995 affected 208 stores in northern California. The Company estimates that the dispute reduced earnings for the first 36 weeks of 1995 by an estimated $0.025 per share.

Sales were $4.0 billion for the third quarter of 1996 compared to $3.8 billion for the third quarter of 1995. For the first 36 weeks of the year, sales increased to $11.8 billion in 1996 compared to $11.2 billion in 1995. Same-store sales (sales of stores operating the entire measurement period in both 1996 and 1995, including stores that remained open during strikes or lockouts) increased 4.5% for the quarter and 5.3% for the first 36 weeks of 1996. These same-store sales increases exclude stores in British Columbia which were closed during the strike-lockout.

Gross profit was 27.48% of sales in the third quarter of 1996, essentially flat compared to 27.52% in 1995. Improvements in buying practices and product mix were offset by the impact of the labor disputes in Denver and British Columbia. For the first three quarters of the year, gross profit rose to 27.85% of sales in 1996 from 27.41% in 1995.

Operating and administrative expense fell 0.61 percentage points to 22.33% of sales in the third quarter of 1996 from 22.94% in the third quarter of 1995. For the first three quarters of the year, operating and administrative expense fell to 22.69% of sales in 1996 from 23.00% in 1995. Higher sales and efforts to reduce or control expenses continue to improve operating and administrative expense as a percentage of sales.

Due primarily to reduced debt levels, interest expense fell to $39.8 million in the third quarter of 1996 from $44.6 million in 1995. For the first three quarters of the year, interest expense decreased to $126.3 million in 1996 from $141.3 million in 1995 due to a combination of lower interest rates and reduced debt levels.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $13.1 million in the third quarter of 1996, up from $9.4 million in 1995. For the first three quarters of the year, equity in earnings from unconsolidated affiliates rose to $34.3 million in 1996 from $17.2 million in 1995. Safeway's share of Casa Ley's earnings for the quarter was $4.4 million in 1996 compared to $4.6 million in 1995, and $12.5 million year-to-date in 1996 compared to $5.0 million in 1995. Although Mexico suffered from high interest rates and inflation throughout 1995, these factors have moderated and Casa Ley's financial results have gradually improved since early 1995. Safeway's share of Vons' earnings increased to $8.7 million in the third quarter of 1996 from $4.8 million in 1995, and to $21.8 million in the first 36 weeks of 1996 from $12.2 million in 1995.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND FINANCIAL RESOURCES

Operating cash flow, as presented below, provides a measure of the Company's ability to generate cash to pay interest and fixed charges, and facilitates the comparison of Safeway's results of operations with those of companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                           12 Weeks Ended                 36 Weeks Ended
                                                           --------------                 --------------
                                                       Sept. 7,       Sept. 9,        Sept. 7,        Sept. 9,
                                                         1996           1995            1996            1995
                                                         ----           ----            ----            ----

Income before income taxes                              $178.1          $141.6         $519.4          $372.9
LIFO expense                                               2.3             2.3            6.9             6.9
Interest expense                                          39.8            44.6          126.3           141.3
Depreciation and amortization                             79.7            76.8          233.5           227.7
Equity in earnings of unconsolidated affiliates          (13.1)           (9.4)         (34.3)          (17.2)
                                                        ------          ------         ------          ------
Operating cash flow                                     $286.8          $255.9         $851.8          $731.6
                                                        ======          ======         ======          ======
As a percentage of sales                                  7.25%           6.65%          7.23%           6.51%
                                                        ======          ======         ======          ======

As a multiple of interest expense                         7.21x           5.74x          6.74x           5.18x
                                                        ======          ======         ======          ======


Management expects operating cash flow, supplemented by credit available under the Credit Agreement, to be Safeway's primary sources of long-term liquidity. Management believes that these sources will be adequate to meet the Company's requirements. At September 7, 1996, the Company had total borrowing capacity under the Credit Agreement of $1.15 billion, of which $799.4 million was unused.

CAPITAL EXPENDITURE PROGRAM

A key component of the Company's long-term strategy is its capital expenditure program. During the first three quarters of 1996, Safeway invested $324 million in capital expenditures and opened 11 new stores. The Company expects to invest over $600 million for capital expenditures in 1996 and expects to open 30 to 35 new stores and complete more than 125 remodels. In 1997, Safeway plans to invest approximately $700 million in capital expenditures, open 35 new stores and complete 150 remodels.

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

In February 1988, the Company sold its Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I ("Morgan Lewis") and financed principally by the Prudential Insurance Company of America ("Prudential") and its affiliate, PruCo Insurance Company ("PruCo"). In January 1993, the buyer (Food Barn Stores, Inc.) filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, and the plan of reorganization was confirmed in July 1994. In January 1995, Food Barn filed suit against the Company and others in the U.S. Bankruptcy Court for the Western District of Missouri. In its complaint, Food Barn alleges that (i) the 1988 transaction was a fraudulent conveyance under New York law, and (ii) the Company defrauded Food Barn and fraudulently induced it to enter into the February 1988 transaction. Food Barn seeks damages of $78 million (the alleged difference between the value of the division and the purchase price), and consequential damages of approximately $696 million, plus interest, and $100 million in punitive damages. In April 1995, the Company filed motions to dismiss, and for summary judgment on, Food Barn's claims, and in August 1995 the Bankruptcy Court denied the motions. In September 1995, the Company filed its answer and counterclaims, denying the operative allegations of the complaint, asserting numerous defenses, and alleging that any losses sustained by Food Barn were the result of actions and omissions of Morgan Lewis and its principals, Prudential and PruCo. Safeway believes that it has numerous meritorious defenses, and intends to defend itself vigorously, in this case.

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


Date:  October 17, 1996                               \s\ Steven A. Burd
      ---------------------                           ------------------
                                                      Steven A. Burd
                                                      President and Chief Executive Officer



Date:  October 17, 1996                               \s\ Julian C. Day
      ---------------------                           -----------------
                                                      Julian C. Day
                                                      Executive Vice President and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                             ENDED SEPTEMBER 7, 1996


Exhibit 11.1           Computation of Earnings Per Common Share and Common Share
                       Equivalent

Exhibit 12.1           Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1           Financial Data Schedule (electronic filing only)