Form 10-K
period 1996-12-28
SAFEWAY INC
filed 1997-03-26
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934

                  For the fiscal year ended December 28, 1996

                                       OR

   ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from  ______  to  _____

                         Commission file number   1-41

                                  SAFEWAY INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                                          94-3019135
                    --------                                          ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                  organization)

             5918 Stoneridge Mall Road
              Pleasanton, California                                        94588
              -----------------------                                       -----
      (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                     (510) 467-3000

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                      Name of each exchange on which registered
               -------------------                      -----------------------------------------
Common Stock, $0.01 par value per share                    New York and Pacific Stock Exchanges
9.30% Senior Secured Debentures due 2007                         New York Stock Exchange
10% Senior Notes due 2002                                        New York Stock Exchange
9.35% Senior Subordinated Notes due 1999                         New York Stock Exchange
10% Senior Subordinated Notes due 2001                           New York Stock Exchange
9.65 Senior Subordinated Debentures due 2004                     New York Stock Exchange
9.875% Senior Subordinated Debentures due 2007                   New York Stock Exchange

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
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 14, 1997, was $5.5 billion. As of March 14, 1997, there were issued and outstanding 222.1 million shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

                      Document Description                     10-K Part
                      --------------------                     ---------
          1996 Annual Report to Stockholders                 I, II, III, IV
          1997 Proxy Statement dated March 24, 1997          III

                         SAFEWAY INC. AND SUBSIDIARIES


PART I

ITEM 1.  BUSINESS AND ITEM 2.  PROPERTIES

GENERAL:

Information appearing under the caption "Company in Review" beginning on page 12 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

RETAIL OPERATIONS:

Information appearing under the captions "Retail Operations" and "Distribution" on pages 12 and 13 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

MANUFACTURING AND WHOLESALE OPERATIONS:

Information appearing under the caption "Manufacturing and Wholesale Operations" on page 13 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on page 14 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:



                                Total
                                Five
                                Years   1996    1995    1994    1993    1992
                                -----   ----    ----    ----    ----    ----
New stores:
        New locations             50      14      10       6       8      12
        Replacements              81      16      22      14       6      23
                                ----    ----    ----    ----    ----    ----
                                 131      30      32      20      14      35
                                ----    ----    ----    ----    ----    ----
Remodels: (Note A)
        Expansions                99      29      13       7      27      23
        "Four-Wall" remodels     329     112      95      64      18      40
                                ----    ----    ----    ----    ----    ----
                                 428     141     108      71      45      63
                                ----    ----    ----    ----    ----    ----
Closures                         196      37      35      36      39      49
Stores at year-end                     1,052   1,059   1,062   1,078   1,103

Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

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

WORKING CAPITAL:

At year-end 1996, working capital deficit was composed of $1.7 billion of current assets and $2.0 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

COMPETITION:

Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway's stores vary by market area. The principal competitive factors that affect the Company's business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional, and national food chains as well as independent food stores and markets comprise the principal competition, although Safeway also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of its markets.

COMPLIANCE WITH ENVIRONMENTAL LAWS:

The Company's compliance with the federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relate to the protection of the environment has not had and is not expected to have a material adverse effect upon the financial position or results of operations of the Company.

                         SAFEWAY INC. AND SUBSIDIARIES

EMPLOYEES:

At year-end 1996, Safeway had approximately 119,000 full and part-time employees. Approximately 90% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms up to five years. Accordingly, Safeway renegotiates a significant number of the these agreements every year.

In the last three years, despite the large number of negotiations, there have only been three significant work stoppages. During the second and third quarters of 1996, Safeway was engaged in a labor dispute in British Columbia which lasted 40 days and affected 86 stores. Under Provincial law in British Columbia, replacement workers could not be hired, and therefore all the affected stores were closed throughout the strike-lockout. Separately, the Company was engaged in a strike-lockout in the Denver operating area which lasted 44 days also during the second and third quarters of 1996. All of the Denver stores operated during the strike-lockout, largely with replacement workers. A nine-day strike during the second quarter of 1995 affected 208 stores in northern California. These work stoppages were resolved in a manner that management considered generally satisfactory. Safeway estimates that the combined impact of the disputes in Denver and British Columbia reduced 1996 earnings by approximately $0.14 per share, and that the dispute in northern California reduced 1995 earnings by an estimated $0.025 per share.

Of Safeway's approximately 107,000 unionized employees, approximately 7,000 in four operating areas are covered by labor contracts which are scheduled to expire in 1997. While Safeway believes that its relationship with its employees is good, there can be no assurance that contracts covering such 7,000 employees, or that labor contracts which come up for renewal after 1997, will be renewed. Failure to renew contracts covering a significant number of employees leading to work stoppages could have an adverse effect on Safeway's results of operations.

In addition, labor contracts covering approximately 10,000 employees in 74 stores in the Alberta, Canada operating area expired in March 1996. Representatives of the Company and the unions have held negotiations for a contract renewal periodically since June 1996, but have not agreed on a new contract. A government appointed mediator was engaged on Saturday, March 1, 1997. On March 4, 1997, talks broke off. After a government mandated cooling off period which expired March 18, union members at 73 stores gave a strike authorization vote to the union leadership. The Company presented a final offer to the union leadership on March 24. In spite of a request by the Company to vote the offer prior to a strike, the unions took strike action at 12:01 a.m. on Wednesday March 26, 1997. The union has agreed to vote the offer on March 31 through April 2. The Company intends to operate the stores with replacement workers for the duration of the strike. Although Safeway is unable to determine the financial impact of the strike at this time, sales and operating results are expected to be adversely affected for as long as the strike continues.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note L to the consolidated financial statements, included on page 36 of the Company's 1996 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area. At year-end 1996, the Company's foreign operations were composed of retail grocery and wholesale operations in Canada and a 49% equity investment in Casa Ley, S.A. de C.V. ("Casa Ley"), a Mexican company. In 1995, Mexico suffered from high interest rates and inflation which adversely affected Casa Ley. During 1996, interest rates and inflation in Mexico have moderated and Casa Ley's financial
results have gradually improved.    Other than the competitive nature of the
retail food business and the economic situation in Mexico, the Company is not aware of any significant risks of operating in these foreign countries.

The Company's policy for translating Casa Ley's financial statements into U.S. dollars is described under the caption "Translation of Foreign Currencies" on page 25 of the Company's 1996 Annual Report. Casa Ley had total assets of $263.1 million and $276.9 million as of September 30, 1996 and 1995, based on financial information provided by Casa Ley. Sales and net income for Casa Ley were as follows (in millions):

                                    12 months ended September 30,
                                   1996         1995         1994
                                   ----         ----         ----
       Sales                      $810.1       $861.4      $1,052.4
                                  ======       ======      ========
       Net income                  $33.8        $17.9         $32.0
                                   =====        =====         =====

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 3.      LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note K to the consolidated financial statements on page 35 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the current executive officers of the Company and their positions as of March 18, 1997, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all Positions with the Company                                          Year First Elected
Held at March 18, 1997                                                 Age    Officer    Present Office
----------------------                                                 ---    -------    --------------
Steven A. Burd (1)                                                     47       1992          1992
   President and Chief Executive Officer
David T. Ching (2)                                                     44       1994          1994
   Senior Vice President and
   Chief Information Officer
F. J. Dale                                                             52       1982          1991
   Group Vice President
   Finance
Julian C. Day (3)                                                      44       1993          1993
   Executive Vice President and
   Chief Financial Officer
E. Richard Jones                                                       52       1983          1988
   Executive Vice President
   Supply Operations
Kenneth W. Oder (4)                                                    49       1993          1993
   Executive Vice President
   Labor Relations, Human Resources, Law and Public Affairs
Diane Peck                                                             48       1990          1995
   Senior Vice President
   Human Resources
Melissa C. Plaisance                                                   37       1993          1995
   Senior Vice President
   Finance and Public Affairs

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 4.      EXECUTIVE OFFICERS OF THE COMPANY (CONTINUED)

Name and all Positions with the Company                                          Year First Elected
Held at March 18, 1997                                                 Age    Officer    Present Office
----------------------                                                 ---    -------    --------------
Larree M. Renda                                                        38       1991          1994
   Senior Vice President
   Corporate Retail Operations
Michael C. Ross (4)                                                    49       1993          1993
   Senior Vice President
   Secretary and General Counsel
Gary D. Smith                                                          54       1988          1995
   Senior Vice President and
   Director of Marketing
Richard A. Wilson                                                      63       1988          1988
   Vice President
   Tax
Donald P. Wright                                                       44       1991          1991
   Senior Vice President
   Real Estate and Engineering

-------------------------------
(1)  Previously the owner of Burd & Associates, a management consulting firm.

(2) During 1994, Mr. Ching was the General Manager - North America for the British American Consulting Group. From 1979 to 1994, he was employed by Lucky Stores, Inc., where he was the Senior Vice President of Information Systems beginning in 1989.

(3)  Previously self-employed as an independent consultant.

(4)  Previously a partner at the law firm of Latham & Watkins.

Section 16(a) Beneficial Ownership. Information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange and the Pacific Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note M to the consolidated financial statements on page 37 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by this reference. There were 7,674 stockholders of record as of March 14, 1997; however, approximately 49% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $49 3/4 at the close of business on March 14, 1997.

Safeway intends to delist from the Pacific Stock Exchange in early April, 1997.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and subject to the dividend restrictions in the Credit Agreement and the indentures relating to the Notes and Debentures. Information as to dividend restrictions is included in the first paragraph under the caption "Restrictive Covenants" in Note C to the consolidated financial statements on page 28 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by this reference. The Company has not paid dividends on common stock through 1996 and has no current plans for dividend payments.

ITEM 6.      SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 15 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8, Consolidated Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 16 through 18 and under the caption "Capital Expenditure Program" on page 14 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note C to the consolidated financial statements on pages 27 through 29 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

IMPAIRMENT OF LONG-LIVED ASSETS

In 1996, Safeway adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying value of a long-lived asset. Safeway's existing policy for long-lived assets complies with SFAS No. 121. Therefore, the adoption of SFAS No. 121 did not have a material effect on the Company's Consolidated Financial Statements. Upon the decision to close a store or other facility, the Company accrues estimated future losses, if any, which may include lease payments or other costs of holding the facility, net of estimated future income. As of year-end 1996, Safeway had an accrued liability of $27.6 million for the anticipated future closure of 35 stores and $19.8 million for the anticipated future closure of other facilities.

STOCK-BASED COMPENSATION

Safeway accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Safeway elected to adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996.

LABOR RELATIONS

Of Safeway's approximately 107,000 unionized employees, approximately 7,000 in four operating areas are covered by labor contracts which are scheduled to expire in 1997. While Safeway believes that its relationship with its employees is good, there can be no assurance that contracts covering such 7,000 employees, or that labor contracts which come up for renewal after 1997, will be renewed. Failure to renew contracts covering a significant number of employees leading to work stoppages could have an adverse effect on Safeway's results of operations.

In addition, labor contracts covering approximately 10,000 employees in 74 stores in the Alberta, Canada operating area expired in March 1996. Representatives of the Company and the unions have held negotiations for a contract renewal periodically since June 1996, but have not agreed on a new contract. A government appointed mediator was engaged on Saturday, March 1, 1997. On March 4, 1997, talks broke off. After a government mandated cooling off period which expired March 18, union members at 73 stores gave a strike authorization vote to the union leadership. The Company presented a final offer to the union leadership on March 24. In spite of a request by the Company to vote the offer prior to a strike, the unions took strike action at 12:01 a.m. on Wednesday March 26, 1997. The union has agreed to vote the offer on March 31 through April 2. The Company intends to operate the stores with replacement workers for the duration of the strike. Although Safeway is unable to determine the financial impact of the strike at this time, sales and operating results are expected to be adversely affected for as long as the strike continues.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19 through 39 of the Company's 1996 Annual Report to Stockholders, which include the consolidated financial statements, Computation of Earnings Per Common Share and Common Share Equivalent listed as Exhibit 11.1 to Item 14(a)3, and the Independent Auditors' Report as listed in Item 14(a)1, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1997 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".

ITEM 11.     EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1997 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee" and "Stock Performance Graph" in the Company's 1997 Proxy Statement is not incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1997 Proxy Statement is incorporated herein by this reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note J to the consolidated financial statements, included on pages 34 and 35 of the Company's 1996 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1997 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                         SAFEWAY INC. AND SUBSIDIARIES

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

      Consolidated Statements of Income for fiscal 1996, 1995, and 1994. Consolidated Balance Sheets as of the end of fiscal 1996 and 1995. Consolidated Statements of Cash Flows for fiscal 1996, 1995, and 1994. Consolidated Statements of Stockholders' Equity for fiscal 1996, 1995, and 1994.
      Notes to Consolidated Financial Statements.
      Independent Auditors' Report.

2.    Consolidated Financial Statement Schedules:

      None required

3.    The following exhibits are filed as part of this report:



Exhibit 2.1 Agreement and Plan of Merger dated as of December 15, 1996, by and among Safeway Inc., SSCI Merger Sub, Inc. and The Vons Companies, Inc., as amended on January 8, 1997 (incorporated by reference to Exhibit 2.1 to Safeway Inc. Form S-4 dated March 5, 1997).

Exhibit 2.2 Amended and Restated Stock Repurchase Agreement, dated as of January 8, 1997 by and between Safeway Inc. and SSI Associates, L.P. (incorporated by reference to Exhibit 2.1 to Safeway Inc.'s Current Report on Form 8-K dated January 8, 1997.

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



Exhibit 4(i).1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).



Exhibit 4(i).2 Registration Rights Agreement dated November 25, 1986 between the Company and certain limited partnerships (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388).



Exhibit 4(i).3    Indenture dated as of November 20, 1991 among the
                  Company and The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated November 13, 1991).

                         SAFEWAY INC. AND SUBSIDIARIES




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i). 4   Form of Officers' Certificate establishing the terms of
                  the 10% Senior Subordinated Notes due December 1, 2001, including the form of Note (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated November 13, 1991).

Exhibit 4(i).5 Form of Officers' Certificate establishing the terms of the 9.65% Senior Subordinated Debentures due January 15, 2004, including the form of Debenture (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated January 15, 1992).

Exhibit 4(i).6    Indenture dated as of February 1, 1992 between the
                  Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 of Registrant's Form 10-K for the year ended December 28,
                  1991).

Exhibit 4(i).7    Indenture dated as of March 15, 1992 between the
                  Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).8 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999 and the 9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).9    Indenture dated as of September 1, 1992 between the
                  Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992).

Exhibit 4(i).10   Form of Officers' Certificate relating to the
                  Company's Fixed Rate Medium-Term Notes and the Company's Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of Registrant's Form 8-K dated September 16, 1992).

Exhibit 4(i).11 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s Medium-Term Notes entitled 10% Senior Notes due November 1, 2002, including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated November 5, 1992).

Exhibit 4(i).12 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s Medium-Term Notes entitled Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated June 1,
                  1993).

                         SAFEWAY INC. AND SUBSIDIARIES




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)





Exhibit 4(i).13 Common Stock Purchase Warrants to purchase 23,405,953 shares of Safeway Inc. common stock

Exhibit 4(i).14    Credit Agreement dated as of May 24, 1995 among
                   Safeway Inc., Canada Safeway Limited, and Lucerne Foods Ltd., as Borrowers, Bankers Trust Company, as Administrative Agent, The Bank of Nova Scotia, as Documentation Agent, The Chase Manhattan Bank, N.A., Chemical Bank, and Citicorp USA, Inc., as Co-Agents, the Lead Managers listed therein, as Lead Managers, and the lenders listed therein, as Lenders (incorporated by reference to Exhibit 4(i).16 of the Registrant's Form 10-Q for the quarterly period ended June 17, 1995).

Exhibit 4(i).15 Commitment Letter from Bankers Trust Company dated February 10, 1997 (incorporated by reference to Exhibit 4.14 to Registration Statement No. 333-22837).

Exhibit 4(i).16 Commitment Letter from The Chase Manhattan Bank dated February 11, 1997 (incorporated by reference to Exhibit 4.15 to Registration Statement No. 333-22837).

Exhibit 4(i).17 Commitment Letter from the Bank of Nova Scotia dated February 19, 1997 (incorporated by reference to Exhibit 4.16 to Registration Statement No. 333-22837).

Exhibit 4(i).18 Commitment Letter from Bank of America dated February 21, 1997 (incorporated by reference to Exhibit 4.17 to Registration Statement No. 333-22837).

Exhibit 4(iii) Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

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

Exhibit 10(iii).8*  Operating Performance Bonus Plan for Executive
                    Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment to the Operating Performance Bonus Plan for Executive Officers of Safeway Inc. dated January 1, 1997.

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

Exhibit 10(iii).12* Form of stock option agreement for former directors of The
                    Vons Companies, Inc.

Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 38 of the Company's 1996 Annual Report to Stockholders).

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1 Registrant's 1996 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                    Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 22.1        Subsidiaries of Registrant.

Exhibit 23.1        Independent Auditors' Consent.

Exhibit 27          Financial Data Schedule (electronic filing only).

--------------
*  Management contract, or compensatory plan or arrangement.

(B)   REPORTS ON FORM 8-K:

On December 17, 1996, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on December 15, 1996 it had entered into a merger agreement with The Vons Companies, Inc.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By: /s/ Steven A. Burd                                 Date:
   -----------------------------
SAFEWAY INC.                                       March 26, 1997
Steven A. Burd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Julian C. Day                              /s/ F. J. Dale
----------------------------                   ----------------------
Julian C. Day                                  F. J. Dale
Executive Vice President and                   Group Vice President
Chief Financial Officer                        Finance
Date: March 26, 1997                           Date:  March 26, 1997


          Director                                     Date
          --------                                     ----
/s/Steven A. Burd
------------------------
Steven A. Burd                                    March 26, 1997


/s/ Sam Ginn                                      March 26, 1997
------------------------
Sam Ginn



/s/ James H. Greene, Jr.                          March 26, 1997
------------------------
James H. Greene, Jr.


/s/ Paul Hazen                                    March 26, 1997
------------------------
Paul Hazen


/s/ Henry R. Kravis                               March 26, 1997
------------------------
Henry R. Kravis


/s/ Robert I. MacDonnell                          March 26, 1997
------------------------
Robert I. MacDonnell


/s/ Peter A. Magowan                              March 26, 1997
------------------------
Peter A. Magowan


/s/ George R. Roberts                             March 26, 1997
------------------------
George R. Roberts


/s/ Michael T. Tokarz                             March 26, 1997
------------------------
Michael T. Tokarz

                         SAFEWAY INC. AND SUBSIDIARIES



                                  Exhibit Index



              LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD

                             ENDED DECEMBER 28, 1996





Exhibit 4(i).13 Company Stock Purchase Warrants to purchase 23,405,953 shares of Safeway Inc. common stock.

Exhibit 10(iii).8 First Amendment to the Operating Performance Bonus Plan for Executive Officers of Safeway Inc. dated January 1, 1997.

Exhibit 10(iii).12 Form of stock option agreement for former directors of The Vons Companies, Inc.

Exhibit 11.1 Computation of Earnings Per Common Share and Common Share Equivalent (incorporated by reference to page 38 of the Company's 1996 Annual Report to Stockholders).



Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges



Exhibit 13.1 Registrant's 1996 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                    Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).



Exhibit 22.1        Subsidiaries of Registrant.



Exhibit 23.1        Independent Auditors' Consent.



Exhibit 27          Financial Data Schedule (electronic filing only)