Form 10-Q
period 1997-03-22
SAFEWAY INC
filed 1997-05-05
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 22, 1997

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from  ______  to  _____

                         Commission file number   1-41

                                  SAFEWAY INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-3019135
              --------                                  ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         5918 Stoneridge Mall Rd.
         Pleasanton, California                              94588-3229
         ----------------------                              ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (510) 467-3000
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
                                       -----     -----

  As of April 29, 1997 there were issued and outstanding 232.2 million shares of the registrant's common stock.

                         SAFEWAY INC. AND SUBSIDIARIES


                                     INDEX





PART I         FINANCIAL INFORMATION (UNAUDITED)                                        Page
-------        ---------------------------------                                        ----
ITEM 1.        FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of March 22, 1997 and            3
                  December 28, 1996

               Condensed Consolidated Statements of Income for the 12 weeks ended        5
                  March 22, 1997 and March 23, 1996

               Condensed Consolidated Statements of Cash Flows for the 12 weeks          6
                  ended March 22, 1997 and March 23, 1996

               Notes to the Condensed Consolidated Financial Statements                  7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          11
               RESULTS OF OPERATIONS

PART II        OTHER INFORMATION
-------        -----------------

ITEM 1.        LEGAL PROCEEDINGS                                                        14

ITEM 6.        EXHIBITS AND REPORTS FILED ON FORM 8-K                                   14

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements



                        SAFEWAY  INC.  AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                    March 22,     December 28,
                                                      1997           1996
                                                    ---------     ------------
ASSETS

Current assets:
  Cash and equivalents                              $    24.5      $    79.7
  Receivables                                           160.8          160.9
  Merchandise inventories                             1,236.5        1,283.3
  Prepaid expenses and other current assets             147.3          130.5
                                                    ---------      ---------
  Total current assets                                1,569.1        1,654.4
                                                    ---------      ---------


Property                                              5,093.1        5,069.6
  Less accumulated depreciation and amortization     (2,350.5)      (2,313.2)
                                                    ---------      ---------
  Property, net                                       2,742.6        2,756.4

Goodwill, net of accumulated amortization
  of $118.6 and $116.4                                  309.5          312.5
Prepaid pension costs                                   333.7          328.7
Investments in unconsolidated affiliates                380.6          362.4
Other assets                                            132.8          130.8
                                                    ---------      ---------
Total assets                                        $ 5,468.3      $ 5,545.2
                                                    =========      =========


(Continued)

                         SAFEWAY  INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                    (In millions, except per-share amounts)
                                  (Unaudited)

                                                        March 22,       December 28,
                                                          1997              1996
                                                        ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of notes
    and debentures                                      $  268.0         $   237.3
  Current obligations under capital leases                  18.4              18.4
  Accounts payable                                         965.4           1,153.1
  Accrued salaries and wages                               187.9             231.2
  Other accrued liabilities                                465.8             390.0
                                                        --------          --------
  Total current liabilities                              1,905.5           2,030.0
                                                        --------          --------
Long-term debt:
  Notes and debentures                                   1,473.7           1,568.1
  Obligations under capital leases                         171.2             160.4
                                                        --------          --------
  Total long-term debt                                   1,644.9           1,728.5

Deferred income taxes                                      222.9             223.8
Accrued claims and other liabilities                       372.2             376.1
                                                        --------          --------
Total liabilities                                        4,145.5           4,358.4
                                                        --------          --------

Contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 222.2 and 221.4
     shares outstanding                                      2.2               2.2
  Additional paid-in capital                               765.7             750.3
  Unexercised warrants purchased                          (322.7)           (322.7)
  Cumulative translation adjustments                        10.1              12.0
  Retained earnings                                        867.5             745.0
                                                        --------          --------
  Total stockholders' equity                             1,322.8           1,186.8
                                                        --------          --------
Total liabilities and stockholders' equity              $5,468.3          $5,545.2
                                                        ========          ========


See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY  INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per-share amounts)
                                  (Unaudited)



                                                                   12 Weeks Ended
                                                               -----------------------
                                                               March 22,     March 23,
                                                                 1997          1996
                                                               ---------     ---------
Sales                                                          $ 4,077.8     $ 3,882.7
Cost of goods sold                                              (2,932.3)     (2,790.2)
                                                               ---------     ---------

     Gross profit                                                1,145.5       1,092.5

Operating and administrative expense                              (920.7)       (898.4)
                                                               ---------     ---------

     Operating profit                                              224.8         194.1

Interest expense                                                   (38.7)        (44.3)
Equity in earnings of unconsolidated affiliates                     17.2          11.2
Other income, net                                                    0.8           1.1
                                                               ---------     ---------

     Income before income taxes                                    204.1         162.1

Income taxes                                                       (81.6)        (65.7)
                                                               ---------     ---------

            Net income                                         $   122.5     $    96.4
                                                               =========     =========



Primary and fully diluted earnings per common
     share and common share equivalent                         $    0.51     $    0.40
                                                               =========     =========

Weighted average common shares and common share equivalents:

       Primary                                                     238.9         238.4
                                                               =========     =========

       Fully diluted                                               239.0         238.6
                                                               =========     =========



See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY  INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                          12 Weeks Ended
                                                                    --------------------------
                                                                    March 22,        March 23,
                                                                      1997             1996
                                                                    ---------        ---------
CASH FLOW FROM OPERATIONS
Net income                                                           $ 122.5          $  96.4
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                         80.7             76.9
  LIFO expense                                                           2.3              2.3
  Equity in undistributed earnings of unconsolidated affiliates        (17.2)           (11.2)
  Other                                                                 (7.6)             3.3
  Change in working capital items:
    Receivables and prepaid expenses                                   (16.9)           (78.2)
    Inventories at FIFO cost                                            42.6             63.7
    Payables and accruals                                             (143.0)           (72.7)
                                                                     -------          -------
      Net cash flow from operations                                     63.4             80.5
                                                                     -------          -------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                       (67.3)           (52.1)
Proceeds from sale of property                                          15.7              5.3
Other                                                                   (3.7)             4.7
                                                                     -------          -------
     Net cash flow used by investing activities                        (55.3)           (42.1)
                                                                     -------          -------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                      81.5             39.0
Payments on short-term borrowings                                      (12.0)           (32.7)
Additions to long-term borrowings                                       30.8             67.7
Payments on long-term borrowings                                      (167.9)          (168.1)
Net proceeds from exercise of warrants and stock options                 4.7              5.4
Other                                                                   (0.4)            (2.5)
                                                                     -------          -------
    Net cash flow used by financing activities                         (63.3)           (91.2)
                                                                     -------          -------

Decrease in cash and equivalents                                       (55.2)           (52.8)

CASH AND EQUIVALENTS
    Beginning of period                                                 79.7             74.8
                                                                     -------          -------
    End of period                                                    $  24.5          $  22.0
                                                                     =======          =======



See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 22, 1997 and March 23, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 22, 1997 are not necessarily indicative of the results expected for the full year.

MERGER WITH VONS COMPANIES

As discussed in Note C, Safeway completed the acquisition of The Vons Companies, Inc. ("Vons") on April 8, 1997. Pro forma results of operations for 1996 and 1995 have been included in Safeway's Form 8-K/A filed on May 1, 1997. Summarized pro forma results of operations for the first 12 weeks of 1997 and 1996 appear in Note C below.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). The Company is required to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time will restate earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted.

SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock.

Pro forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the first 12 weeks of 1997 and 1996 are as follows:

                                               12 Weeks Ended
                                         --------------------------------
                                         March 22, 1997    March 23, 1996
                                         --------------    --------------
                Basic EPS                     $0.55            $0.45
                Diluted EPS                   $0.51            $0.40

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). LIFO expense was $2.3 million in the first quarters of both 1997 and 1996. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE B - FINANCING

Notes and debentures were composed of the following at March 22, 1997 and December 28, 1996 (in millions):

                                                            March 22, 1997               December 28, 1996
                                                            --------------               -----------------
                                                      Long-term         Current      Long-term        Current
                                                      ---------         -------      ---------        -------
Credit Agreement, unsecured                           $  269.9                       $  360.6
9.30% Senior Secured Debentures due 2007                  70.7                           70.7
Mortgage notes payable, secured                          154.0          $111.1          156.5         $149.9
10% Senior Notes due 2002, unsecured                      59.1             -             59.1            -
Medium-term notes, unsecured                              65.5             -             65.5            -
Other notes payable, unsecured                           113.4             4.4          114.6            4.4
Short-term bank borrowings, unsecured                      -             152.5            -             83.0
9.35% Senior Subordinated Notes due 1999,
   unsecured                                             161.5             -            161.5            -
10% Senior Subordinated Notes due 2001, unsecured        241.4             -            241.4            -
9.65% Senior Subordinated Debentures due 2004,
   unsecured                                             228.2             -            228.2            -
9.875% Senior Subordinated Debentures due 2007,
   unsecured                                             110.0             -            110.0            -
                                                      --------          ------       --------         ------
                                                      $1,473.7          $268.0       $1,568.1         $237.3
                                                      ========          ======       ========         ======

Note C to the Company's consolidated financial statements on pages 27 through 28 of the 1996 Annual Report to Stockholders describes all of the material restrictive covenants of the 9.30% Senior Secured Debentures, the bank credit agreement and the Subordinated Securities. On April 8, 1997, the Company entered into a new $3.0 billion bank credit agreement that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. The restrictive covenants of the new credit agreement continue to limit payments by the Company, for, among other things: (i) paying cash dividends on its capital stock; (ii) repurchasing shares of its capital stock; and (iii) acquiring any outstanding warrants, options of other rights to acquire shares of any class of Safeway stock. These covenants also limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Safeway also is required to meet certain financial tests under the new credit agreement.

NOTE C - INVESTMENTS IN AFFILIATES

Investments in affiliates consists of a 49% interest in Casa Ley, which operated 71 food and general merchandise stores in western Mexico as of March 22, 1997, and a 34.3% interest in Vons, which operated 316 grocery stores located mostly in southern California as of March 23, 1997.

Safeway records income from its equity affiliates on a one-quarter delay basis. Income from Safeway's equity investment in Casa Ley increased to $5.0 million in 1997 from $4.0 million in 1996. Safeway's share of Vons' earnings was $12.2 million for the first quarter of 1997 compared to $7.2 million in the first quarter of 1996. At March 22, 1997, Safeway's recorded investment in Vons was $298.6 million, including unamortized goodwill of $44.0 million that is being amortized over a 40-year life.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Summarized financial information derived from Vons' financial reports filed with the Securities and Exchange Commission is as follows (in millions):

                                                      December 29,      December 31,
        FINANCIAL POSITION                                1996              1995
        ------------------                            ------------      ------------
        Current assets                                  $  464.9          $  452.3
        Property and equipment, net                      1,194.2           1,192.5
        Other assets                                       526.3             541.7
                                                        --------          --------
        Total assets                                    $2,185.4          $2,186.5
                                                        ========          ========

        Current liabilities                             $  759.8          $  593.4
        Long-term liabilities                              687.2             969.8
        Shareholders' equity                               738.4             623.3
                                                        --------          --------
        Total liabilities and shareholders' equity      $2,185.4          $2,186.5
                                                        ========          ========



                                                             12 Weeks Ended
                                                             --------------
                                                      December 29,      December 31,
        RESULTS OF OPERATIONS                             1996              1995
        ---------------------                         ------------      ------------
        Sales                                           $ 1,264.2         $ 1,223.4
        Cost of sales and other expenses                 (1,229.1)         (1,202.3
                                                        ---------         ---------
        Net income                                      $    35.1         $    21.2
                                                        =========         =========

On April 8, 1997, Safeway completed the acquisition of the shares of Vons that Safeway did not previously own. Pursuant to the acquisition, Safeway issued
1.425 shares of Safeway common stock for each share of Vons stock that Safeway did not already own, or 41.6 million shares in total. As a result of the acquisition, which will be accounted for as a purchase, Vons has become a wholly owned subsidiary of Safeway. In connection with the acquisition, Safeway repurchased 32 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into a new $3.0 billion bank credit agreement described in Note B above.

The following unaudited pro forma summary financial information combines the consolidated results of operations of Safeway and Vons for the first 12 weeks of 1997 and 1996 as if the acquisition had occurred as of the beginning of 1996. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective at the beginning of fiscal 1996.

                                                      12 Weeks Ended
                                                      --------------
                                            March 22, 1997      March 23, 1996
                                            --------------      --------------
Sales                                        $5.3 billion        $5.1 billion
Net income                                  $126.4 million      $90.6 million
Fully diluted earnings per share                $0.50               $0.36

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1996 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend.

                         SAFEWAY INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income for the first quarter ended March 22, 1997 was $122.5 million ($0.51 per share) compared to $96.4 million ($0.40 per share) for the first quarter of 1996.

On March 26, 1997, unions representing approximately 10,000 Retail Clerks, Bakers and Meatcutters took strike action in Safeway's Alberta, Canada operating area. The Company continues to operate the 73 affected stores with a combination of replacement workers, management, and employees who have returned to work. Although Safeway is unable to determine the financial impact of the strike at this time, sales and operating results are expected to be adversely affected for as long as the strike continues.

Sales were $4.1 billion for the first quarter of 1997 compared to $3.9 billion for the first quarter of 1996. Same-store sales increased 3.6% and 5.2% in the first quarters of 1997 and 1996, respectively. Same-store sales increases have exceeded 3.0% for 15 consecutive quarters. Safeway has achieved continued sales growth by reinvesting cost savings into more competitive pricing, improved store standards and enhanced customer service.

Gross profit was 28.09% of sales in the first quarter of 1997 compared to 28.14% in 1996. Improvements in buying practices and product mix were offset primarily by investments to drive sales in various regions.

Increased sales combined with efforts to reduce or control expenses continue to lower operating and administrative expense as a percentage of sales. Operating and administrative expense fell 0.56 percentage points to 22.58% of sales in 1997 from 23.14% in 1996. This is the sixteenth consecutive quarter that Safeway has reduced operating and administrative expense as a percentage of sales from the year-earlier levels.

Interest expense was $38.7 million in the first quarter of 1997 compared to $44.3 million in the same quarter of 1996 due to a combination of lower interest rates and reduced debt levels.

Equity in earnings of unconsolidated affiliates, recorded on a one-quarter delay basis, was $17.2 million in the first quarter of 1997, up from $11.2 million for the same period of 1996. Safeway's share of Casa Ley's earnings increased in the first quarter of 1997 to $5.0 million from $4.0 million in 1996. Safeway's share of Vons' earnings increased to $12.2 million in the first quarter of 1997 from $7.2 million in 1996.

MERGER WITH VONS

On April 8, 1997 Safeway completed the acquisition of the shares of Vons that it did not previously own (the "Merger"). Pursuant to the Merger, Safeway issued
1.425 shares of Safeway common stock for each share of Vons stock that Safeway did not already own, or a total of 41.6 million shares of Safeway common stock. As a result of the Merger, which will be accounted for as a purchase, Vons has become a wholly owned subsidiary of Safeway.

At the end of the first quarter of 1997, Vons operated 316 supermarkets and food and drug combination retail stores located primarily in southern California under the names Vons and Pavilions. Vons also operates a fluid milk processing facility, an ice cream plant, a bakery, and two distribution facilities for meat, grocery, produce and general merchandise to support the store network.

                         SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Following the Merger, it is expected that Safeway's operating and administrative expense will increase as a percentage of sales due to Vons' historically higher operating and administrative expense to sales ratio when restated to conform to Safeway's presentation. In addition, annual goodwill amortization will increase by approximately $30 million. However, Safeway plans to apply its cost reduction, sales growth and capital management strategies to Vons' operations in an effort to offset these negative effects.

In connection with the Merger, Safeway repurchased 32.0 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into a new $3.0 billion bank credit agreement that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. As a result of the repurchase, Safeway increased its debt and interest expense, but also reduced the number of common shares outstanding used to calculate earnings per share. This reduction of 32.0 million shares partially offsets the increase of 41.6 million shares issued pursuant to the Merger.

LIQUIDITY AND FINANCIAL RESOURCES

Net cash flow from operations for the first 12 weeks of the year was $63.4 million in 1997 compared to $80.5 million in 1996. Net cash flow from operations decreased in 1997 largely due to reduced payables and accruals.

Cash flow used by investing activities for the first 12 weeks of the year was $55.3 million in 1997 compared to $42.1 million in 1996. The increase in cash flow used by investing activities is primarily the result of increased capital expenditures to open four new stores, continue construction of a manufacturing plant in California and begin work on a new distribution center in Maryland.

Cash flow used by financing activities for the first 12 weeks of the year was $63.3 million in 1997, compared to $91.2 million in 1996 reflecting Safeway's lower average debt outstanding during those periods.

Net cash flow from operations as presented on the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense, income taxes and changes in working capital. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest and facilitates comparisons of Safeway's results of operations with those companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                                  12 Weeks Ended
                                                                  --------------
                                                             March 22,         March 23,
                                                               1997             1996
                                                               ----             ----
            Income before income taxes                        $204.1           $162.1
            LIFO expense                                         2.3              2.3
            Interest expense                                    38.7             44.3
            Depreciation and amortization                       80.7             76.9
            Equity in earnings of unconsolidated affiliates    (17.2)           (11.2)
                                                              ------           ------
            Operating cash flow                               $308.6           $274.4
                                                              ======           ======
            As a percent of sales                              7.57%            7.07%
                                                              ======           ======
            As a multiple of interest expense                  7.97x            6.19x
                                                              ======           ======

                         SAFEWAY INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Based upon the current level of operations of Safeway and Vons, and anticipated operating improvements and cost savings resulting in part from the Merger, Safeway believes that cash flow from operations of the combined company and other sources of liquidity, including borrowings under the new credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments. There can be no assurance, however, that the combined company's business will continue to generate cash flow at or above current levels or that anticipated operating improvements or cost savings can be achieved.

CAPITAL EXPENDITURE PROGRAM

A component of the Company's long-term strategy is its capital expenditure program. During the first quarter of 1997, Safeway invested $70 million in capital expenditures and opened four new stores, continued construction of a manufacturing plant in California and began work on a new distribution center in Maryland. The combined capital expenditures of Safeway and Vons for fiscal 1997 are expected to exceed $800 million to open 40 to 45 new stores and complete more than 180 remodels.

FORWARD -LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements relating to, among other things, capital expenditures, cost reduction, cash flow and operating improvements. Such statements are subject to inherent uncertainties and risks, including among others: general business and economic conditions in the Company's operating regions; pricing pressures and other competitive factors; results of the Company's programs to reduce costs; the ability to integrate Vons and achieve operating improvements; relations with union bargaining units; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.

                         SAFEWAY INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1996 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend.

ITEM 6(A).  EXHIBITS

Exhibit 2.1          Agreement and Plan of Merger dated as of December 15, 1996, by and among Safeway
                     Inc., SSCI Merger Sub, Inc. and The Vons Companies, Inc., as amended on January
                     8, 1997 (incorporated by reference to Exhibit 2.1 to Safeway Inc. Form S-4 dated
                     March 5, 1997).
Exhibit 2.2          Amended and Restated Stock Repurchase Agreement, dated as of January 8, 1997 by and between Safeway Inc. and SSI Associates, L.P. (incorporated by reference to
                     Exhibit 2.1 to Safeway Inc.'s Current Report on Form 8-K dated January 8, 1997).

Exhibit 4(i).1       Credit Agreement dated as of April 8, 1997 among Safeway Inc., The Vons Companies,
                     Inc. and Canada Safeway Limited as Borrowers; Bankers Trust Company as
                     Administrative Agent; The Chase Manhattan Bank as Syndication Agent; The Bank of
                     Nova Scotia and Bank of America National Trust and Savings Association as
                     Documentation Agents; the agents listed therein as Agents; and the lenders listed therein as Lenders.
Exhibit 3.1          Restated Certificate of Incorporation of the Company (incorporated by reference to
                     Exhibit 3.1 to Registration Statement No. 33-33388).
Exhibit 3.2          Form of By-laws of the Company as amended (incorporated by reference to Exhibit
                     3.2 to Registration Statement No. 33-33388), and Amendment to the Company's By-
                     laws effective March 8, 1993 (incorporated by reference to Exhibit 3.2 to
                     Registrant's Form 10-K for the year ended January 2, 1993).
Exhibit 11.1         Computation of Earnings Per Common Share and Common Share Equivalent.
Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27.1         Financial Data Schedule (electronic filing only).

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 6(B).  REPORTS ON FORM 8-K

On January 8, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that it had entered into an amended agreement with its principal stockholder to purchase 32 million shares of Safeway Inc. common stock at $43 per share immediately after the consummation of the transactions contemplated by the merger agreement between Safeway Inc. and The Vons Companies, Inc.

On March 13, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on March 4, 1997 negotiations had broken off on an expired contract in the Alberta, Canada operating area, and that the Company was not certain if a strike could be averted.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 5, 1997                      /s/  STEVEN A. BURD
      ----------------------            -------------------------------------
                                        Steven A. Burd
                                        President and Chief Executive Officer




Date:  May 5, 1997                      /s/  JULIAN C. DAY
      ----------------------            -------------------------------------
                                        Julian C. Day
                                        Executive Vice President and Chief
                                        Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 22, 1997


Exhibit 4(i).1       Credit Agreement dated as of April 8, 1997 among Safeway Inc., The Vons
                     Companies, Inc. and Canada Safeway Limited as Borrowers; Bankers Trust Company as
                     Administrative Agent; The Chase Manhattan Bank as Syndication Agent; The Bank of
                     Nova Scotia and Bank of America National Trust and Savings Association as
                     Documentation Agents; the agents listed therein as Agents; and the lenders listed therein as Lenders.

Exhibit 11.1         Computation of Earnings Per Common Share and Common Share Equivalent
Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges
Exhibit 27.1         Financial Data Schedule (electronic filing only)