Form 10-Q
period 1997-06-14
SAFEWAY INC
filed 1997-07-29
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                          EXCHANGE ACT OF 1934


                  For the quarterly period ended June 14, 1997


                                       OR

 ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        For the transition period from to


                           Commission file number 1-41


                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)


              Delaware                           94-3019135
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

       5918 Stoneridge Mall Rd.
        Pleasanton, California                     94588-3229
   (Address of principal executive                 (Zip Code)
               offices)

    Registrant's telephone number,               (510) 467-3000
         including area code


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

           As of July 18, 1997 there were issued and outstanding 233.5 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


PART I       FINANCIAL INFORMATION (UNAUDITED)                   Page
------       ---------------------------------                   ----
ITEM 1.      FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets as of June      3
                14, 1997 and December 28, 1996

             Condensed Consolidated Statements of Income for       5
                the 12 and 24 weeks ended June 14, 1997 and
                June 15, 1996

             Condensed Consolidated Statements of Cash Flows       6
                for the 24 weeks ended June 14, 1997 and
                June 15, 1996

             Notes to the Condensed Consolidated Financial         7
                Statements

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    12
             CONDITION AND RESULTS OF OPERATIONS


PART II      OTHER INFORMATION
-------      -----------------

ITEM 1.      LEGAL PROCEEDINGS                                    16

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY          17
                HOLDERS

ITEM 6.      EXHIBITS AND REPORTS FILED ON FORM 8-K               18

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                        June 14,    December 28,
                                                          1997          1996
                                                      ----------    ------------
ASSETS

Current assets:
  Cash and equivalents                                $     36.7     $     79.7
  Receivables                                              184.5          160.9
  Merchandise inventories                                1,494.4        1,283.3
  Prepaid expenses and other current assets                162.0          130.5
                                                      ----------     ----------

  Total current assets                                   1,877.6        1,654.4
                                                      ----------     ----------


Property                                                 6,194.0        5,069.6
  Less accumulated depreciation and amortization        (2,407.9)      (2,313.2)
                                                      ----------     ----------
  Property, net                                          3,786.1        2,756.4

Goodwill, net of accumulated amortization
  of $130.3 and $116.4                                   1,905.0          312.5
Prepaid pension costs                                      338.0          328.7
Investments in unconsolidated affiliates                    85.4          362.4
Other assets                                               127.3          130.8
                                                      ----------     ----------


Total assets                                          $  8,119.4     $  5,545.2
                                                      ==========     ==========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   June 14,     December 28,
                                                     1997          1996
                                                 ----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                               $    424.6     $    237.3
  Current obligations under capital leases             22.5           18.4
  Accounts payable                                  1,227.9        1,153.1
  Accrued salaries and wages                          256.2          231.2
  Other accrued liabilities                           504.4          390.0
                                                 ----------     ----------

  Total current liabilities                         2,435.6        2,030.0
                                                 ----------     ----------
Long-term debt:
  Notes and debentures                              2,900.1        1,568.1
  Obligations under capital leases                    232.1          160.4
                                                 ----------     ----------

  Total long-term debt                              3,132.2        1,728.5

Deferred income taxes                                 270.4          223.8
Accrued claims and other liabilities                  480.4          376.1
                                                 ----------     ----------

Total liabilities                                   6,318.6        4,358.4
                                                 ----------     ----------

Contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 233.4 and 221.4
     shares outstanding                                 2.6            2.2
  Additional paid-in capital                        2,454.1          750.3
  Unexercised warrants purchased                     (322.7)        (322.7)
  Cumulative translation adjustments                    8.6           12.0
  Retained earnings                                 1,009.8          745.0
                                                 ----------     ----------
                                                    3,152.4        1,186.8
   Less:  treasury stock at cost; 31.4
      shares in 1997                               (1,351.6)         -
                                                 ----------     ----------

  Total stockholders' equity                        1,800.8        1,186.8
                                                 ----------     ----------

Total liabilities and stockholders' equity       $  8,119.4     $  5,545.2
                                                 ==========     ==========




See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        12 Weeks Ended                   24 Weeks Ended
                                                                  ---------------------------     ---------------------------
                                                                   June 14,         June 15,       June 14,         June 15,
                                                                     1997             1996           1997             1996
                                                                  -----------     -----------     -----------     -----------
Sales                                                             $   5,249.2     $   3,945.4     $   9,327.0     $   7,828.1
Cost of goods sold                                                   (3,743.9)       (2,843.3)       (6,676.2)       (5,633.5)
                                                                  -----------     -----------     -----------     -----------

     Gross profit                                                     1,505.3         1,102.1         2,650.8         2,194.6

Operating and administrative expense                                 (1,207.3)         (892.0)       (2,128.0)       (1,790.4)
                                                                  -----------     -----------     -----------     -----------

     Operating profit                                                   298.0           210.1           522.8           404.2

Interest expense                                                        (62.7)          (42.2)         (101.4)          (86.5)
Equity in earnings of unconsolidated affiliates                           4.3            10.0            21.5            21.2
Other income, net                                                         0.6             1.3             1.4             2.4
                                                                  -----------     -----------     -----------     -----------

     Income before income taxes
        and extraordinary loss                                          240.2           179.2           444.3           341.3

Income taxes                                                           (106.1)          (72.5)         (187.7)         (138.2)
                                                                  -----------     -----------     -----------     -----------

     Income before extraordinary loss                                   134.1           106.7           256.6           203.1

Extraordinary loss related to early retirement of
     debt, net of income tax benefit                                     (4.2)          -                (4.2)          -
                                                                  -----------     -----------     -----------     -----------

Net income                                                        $     129.9     $     106.7     $     252.4     $     203.1
                                                                  ===========     ===========     ===========     ===========

Primary and fully diluted income per common
     share and common share equivalent:
      Income before extraordinary loss                            $      0.54     $      0.44    $       1.05    $       0.85
      Extraordinary loss                                                (0.02)         -                (0.02)         -
                                                                  -----------     -----------     -----------     -----------
      Net income                                                  $      0.52     $      0.44    $       1.03    $       0.85
                                                                  ===========     ===========     ===========     ===========



Weighted average common shares and common share equivalents:
     Primary                                                            250.2           239.8           245.2           239.1
                                                                  ===========     ===========     ===========     ===========

     Fully diluted                                                      250.5           239.9           245.3           239.5
                                                                  ===========     ===========     ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                        24 Weeks Ended
                                                                     ---------------------
                                                                     June 14,     June 15,

                                                                       1997         1996
                                                                     --------     --------
CASH FLOW FROM OPERATIONS
Net income                                                            $252.4       $203.1
Reconciliation to net cash flow from operations:
  Extraordinary loss related to the early retirement of debt,
    before income tax benefit                                            7.0          -
  Depreciation and amortization                                        192.9        153.8
  LIFO expense                                                           2.3          4.6
  Equity in undistributed earnings of unconsolidated affiliates        (21.5)       (21.2)
  Other                                                                 37.3          4.6
  Change in working capital items:
    Receivables and prepaid expenses                                    27.0        (95.8)
    Inventories at FIFO cost                                           144.0         89.4
    Payables and accruals                                             (294.2)       (15.9)
                                                                      ------       ------
      Net cash flow from operations                                    347.2        322.6
                                                                      ------       ------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                      (181.7)      (164.9)
Proceeds from sale of property                                          13.2         17.9
Net cash acquired in acquisition of The Vons Companies, Inc.            57.6          -
Other                                                                   17.1         (1.9)
                                                                      ------       ------
     Net cash flow used by investing activities                        (93.8)      (148.9)
                                                                      ------       ------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                     257.5         92.0
Payments on short-term borrowings                                      (75.6)      (142.7)
Additions to long-term borrowings                                    1,621.5        129.6
Payments on long-term borrowings                                      (734.8)      (313.2)
Purchase of treasury stock                                          (1,376.0)         -
Net proceeds from exercise of stock options and warrants                18.7          7.8
Premium paid on early retirement of debt                                (5.4)         -
Other                                                                   (2.3)        (3.3)
                                                                      ------       ------
    Net cash flow used by financing activities                        (296.4)      (229.8)
                                                                      ------       ------

Decrease in cash and equivalents                                       (43.0)       (56.1)

CASH AND EQUIVALENTS
    Beginning of period                                                 79.7         74.8
                                                                      ------       ------
    End of period                                                     $ 36.7       $ 18.7
                                                                      ======       ======



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 14, 1997 and June 15, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 14, 1997 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF THE VONS COMPANIES, INC.

As discussed in Note D, Safeway completed the acquisition of The Vons Companies, Inc. ("Vons") on April 8, 1997. The accompanying financial statements include Vons' results of operations as of the beginning of the second quarter of 1997. Pro forma results of operations for 1996 and 1995 have been included in Safeway's Form 8-K/A filed on May 1, 1997. Summarized pro forma results of operations for the first 12 weeks of 1997 and the first 12 and 24 weeks of 1996 appear in Note D below.

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

Pro forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the 12 and 24 weeks ended June 14, 1997 and June 15, 1996 are as follows:

                                             12 Weeks Ended        24 Weeks Ended
                                         --------------------   --------------------
                                          June 14,    June 15,   June 14,   June 15,
                                            1997        1996       1997       1996
                                         --------    --------   --------    --------
Basic EPS:

   Income before
     extraordinary loss                  $   0.58    $   0.49   $   1.13    $   0.94
   Extraordinary loss                       (0.02)          -      (0.02)          -
                                         --------    --------   --------    --------
   Net income                            $   0.56    $   0.49   $   1.11    $   0.94
                                         ========    ========   ========    ========
Diluted EPS:

   Income before
     extraordinary loss                  $   0.54    $   0.44   $   1.05    $   0.85
   Extraordinary loss                       (0.02)          -      (0.02)          -
                                         --------    --------   --------    --------
   Net income                            $   0.52    $   0.44   $   1.03    $   0.85
                                         ========    ========   ========    ========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway did not record LIFO expense in the second quarter of 1997 due to management's expectation of little or no inflation for the full year. LIFO expense was $2.3 million in the second quarter of 1996. For the first 24 weeks of the year, LIFO expense was $2.3 million in 1997 and $4.6 million in 1996. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note E to the Company's consolidated financial statements on page 26 of the 1996 Annual Report to Stockholders, Safeway has entered into interest rate swap agreements to limit the exposure of its floating interest rate debt to changes in market interest rates. These agreements involve the exchange with a counterparty of fixed and floating rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company's counterparties are major financial institutions.



NOTE B - FINANCING

Notes and debentures were composed of the following at June 14, 1997 and December 28, 1996 (in millions):

                                           June 15, 1997      December 28, 1996
                                        Long-term  Current   Long-term   Current
Bank Credit Agreement, unsecured        $1,605.2
Credit Agreement, unsecured                  -               $  360.6
9.30% Senior Secured Debentures due         70.7                 70.7
   2007
Mortgage notes payable, secured            147.1    $119.6      156.5    $149.9
10% Senior Notes due 2002, unsecured        59.1       -         59.1       -
Medium-term notes, unsecured                65.5       -         65.5       -
Other notes payable, unsecured             111.4       4.5      114.6       4.4
Short-term bank borrowings, unsecured        -       265.0        -        83.0
9.35% Senior Subordinated Notes due
   1999, unsecured                         161.5       -        161.5       -
10% Senior Subordinated Notes due          241.4       -        241.4       -
   2001, unsecured
9.65% Senior Subordinated Debentures
   due 2004, unsecured                     228.2       -        228.2       -
9.875% Senior Subordinated Debentures
   due 2007, unsecured                     110.0       -        110.0       -
8.375% Senior Subordinated Debentures
   due 1999, unsecured                     100.0       -          -         -
6.625% Senior Subordinated Debentures
   due 1998, unsecured                       -        35.5        -         -
                                        --------    ------   --------    ------
                                        $2,900.1    $424.6   $1,568.1    $237.3
                                        ========    ======   ========    ======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note C to the Company's consolidated financial statements on pages 27 through 28 of the 1996 Annual Report to Stockholders describes all of the material restrictive covenants of the 9.30% Senior Secured Debentures, the Credit Agreement and the Subordinated Securities (except for the 8.375% Senior Subordinated Debentures and the 6.625% Senior Subordinated Debentures which are described in Note 7 of Vons' 1996 Annual Report on Form 10-K). On April 8, 1997, the Company entered into a new $3.0 billion bank credit agreement (the "Bank Credit Agreement") that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. The restrictive covenants of the Bank Credit Agreement continue to limit payments by the Company, for, among other things: (i) paying cash dividends on its capital stock; (ii) repurchasing shares of its capital stock; and (iii) acquiring any outstanding warrants, options or other rights to acquire shares of any class of Safeway stock. These covenants also limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Safeway also is required to meet certain financial tests under the Bank Credit Agreement.


Subsequent to quarter-end, Safeway entered the commercial paper market. On July 17, 1997, the Company had $1.5 billion of commercial paper outstanding, the proceeds were used to pay down borrowings under the Bank Credit Agreement.



NOTE C - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

On April 8, 1997, Safeway completed the acquisition of Vons pursuant to which Safeway issued 41.6 million shares of Safeway common stock for all of the shares of Vons stock that it did not already own. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial position and results of operations. In connection with the acquisition, Safeway repurchased 32 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into the Bank Credit Agreement described in Note B above.

At the end of the second quarter of 1997, Safeway's investment in unconsolidated affiliates consisted of a 49% interest in Casa Ley, which operated 71 food and general merchandise stores in western Mexico. Income from Safeway's equity investment in Casa Ley increased slightly to $4.3 million in the second quarter of 1997 from $4.1 million in 1996. For the first 24 weeks of the year, Safeway's share of Casa Ley's earnings rose to $9.3 million in 1997 from $8.1 million in 1996. Safeway's share of Vons' earnings, recorded on a one-quarter delay basis, was $12.2 million for the first quarter of 1997, $7.2 million in the first quarter of 1996, and $13.1 million in the first 24 weeks of 1996.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma summary financial information combines the consolidated results of operations of Safeway and Vons for the first 12 weeks of 1997 and the first 12 and 24 weeks of 1996 as if the acquisition had occurred as of the beginning of 1996. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective at the beginning of fiscal 1996 (in millions, except per-share amounts):


                               12 Weeks Ended             24 Weeks Ended
                            June 14,      June 15,    June 14,       June 15,
                              1997         1996         1997           1996
                            --------     ---------    ---------     ---------
                            (Actual)    (Pro Forma)  (Pro Forma)   (Pro Forma)
Sales                       $5,249.2     $5,206.4     $10,578.5     $10,271.0

Income before
  extraordinary loss          $134.1       $114.5        $267.4        $219.5


Net income                    $129.9       $114.5        $263.2        $219.5

Fully diluted income per
  common share and
  common share equivalent:

  Income before                $0.54        $0.46         $1.07         $0.88
  extraordinary loss

  Net income                   $0.52        $0.46         $1.05         $0.88

Net cash acquired from the acquisition was as follows (in millions):

        Fair value of assets acquired           $ 3,129.7
        Fair value of liabilities assumed        (1,183.1)
        Stock issued                             (1,693.0)
        Safeway's equity investment in Vons        (311.2)
                                                ---------
        Net cash acquired                       $   (57.6)
                                                =========

NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1996 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend. In May 1997, the Court dismissed the case, and plaintiffs filed a notice of appeal.

Vons has been named in a number of lawsuits in state and federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack In The Box restaurants in early 1993 (the "Outbreak"). Only a few of these cases are pending; they are filed in state courts and a federal court in the State of Washington. The restaurants involved either were directly operated by Foodmaker, Inc. ("Foodmaker"), of which Jack In The Box is a division, or were operated through franchisees. The suits seek an unspecified amount of monetary damages. The plaintiffs in those actions allege, among other things, that the hamburger patties in question were processed by Vons before being cooked and served by a Jack In The Box outlet. The Company, in consultation with its attorneys and insurance carriers, does not anticipate that the total liability that it might face as a result of these claims will exceed the insurance coverage it has available.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




Vons also has been named as a defendant in two actions that have been coordinated by the California Judicial Council. Claims have been asserted against Vons in both actions by Foodmaker. In addition, Vons has asserted claims in each action against Foodmaker for damages Vons suffered as a result of the Outbreak and Foodmaker's post-Outbreak statements. Other parties to these actions include two meat suppliers and three Jack In The Box franchisees that operated outlets from which claims of illness arose. These lawsuits presently are set for trial on September 22, 1997, in Los Angeles, Superior Court. Foodmaker seeks damages of approximately $550 million; Vons seeks to recover damages of approximately $250 million and also seeks indemnity from other parties of any amounts it might be held liable to pay to Foodmaker. The Company believes that Vons has meritorious defenses to Foodmaker's claims.

On September 13, 1996, a class action lawsuit entitled McCampbell. et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in Southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

                        SAFEWAY INC. AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH THE VONS COMPANIES, INC. ("VONS")

On April 8, 1997 Safeway completed the acquisition of Vons (the "Merger"). Pursuant to the Merger, Safeway issued 1.425 shares of Safeway common stock for each share of Vons stock that Safeway did not already own, or a total of 41.6 million shares of Safeway common stock. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial position and results of operations.

In connection with the Merger, Safeway repurchased 32.0 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. ("KKR") at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into a new $3.0 billion bank credit agreement (the "Bank Credit Agreement") that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. As a result of the repurchase, Safeway increased its debt and interest expense, but also reduced the number of common shares outstanding used to calculate earnings per share. This reduction of 32.0 million shares partially offsets the increase of 41.6 million shares issued pursuant to the Merger.

RESULTS OF OPERATIONS

Safeway's income before extraordinary loss was $134.1 million ($0.54 per share) for the second quarter of 1997, compared to $106.7 million ($0.44 per share) in 1996. The Company incurred an extraordinary loss of $4.2 million ($0.02 per share) in the second quarter of 1997 for the early retirement of debt, which reduced net income to $129.9 million ($0.52 per share). As described below, quarterly results in both years were affected by labor disputes, and the current quarter was affected by the acquisition of Vons. For the first 24 weeks of the year, Safeway's income before extraordinary loss was $256.6 million ($1.05 per share), compared to $203.1 million ($0.85 per share) in 1996.

During the second quarter of 1997, Safeway was engaged in a 75-day labor dispute affecting 74 stores in the Alberta, Canada operating area. The Company estimates that the strike reduced second-quarter 1997 net income by approximately $0.07 per share. Labor disputes in the British Columbia and Denver operating areas reduced second-quarter 1996 net income by an estimated $0.05 per share.

Safeway's second-quarter 1997 income statement consolidates Safeway's and Vons' operating results for the full quarter, while the second quarter 1996 income statement includes only Safeway's operating results and reflects its 35% equity interest in Vons. In order to facilitate an understanding of the Company's operations, the following discussions of sales, gross profit and operating and administrative expenses include comparisons with second-quarter 1996 pro forma combined financial information. This pro forma information is based on the 1996 second-quarter historical financial statements of the two companies as if the acquisition had occurred at the beginning of that quarter, and has been adjusted to conform Vons' accounting policies to Safeway's.

Due to the acquisition of Vons this quarter, total sales increased 33% on a historical basis from $3.95 billion in 1996 to $5.25 billion in 1997. Pro forma combined sales for the second quarter last year were $5.21 billion, representing an increase of 0.8%. Excluding Alberta, identical-store sales (stores operating the entire measurement period in both years excluding replacement stores), increased 2.0%, or 3.0% on a comparable-store basis (which includes replacement stores). Including Alberta, identical-stores sales decreased 1.0%, or a 0.1% decrease on a comparable-store basis. Same-store sales have softened compared to recent quarterly results, largely because of the effect of deflation and the timing of the Easter holiday. For the first 24 weeks of the year, total sales increased 19% on a historical basis to $9.33 billion in 1997 from $7.83 billion in 1996, primarily as a result of the Vons acquisition.

                        SAFEWAY INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Gross profit was 28.68% of sales in the second quarter of 1997 compared to 27.93% in 1996 on a historical basis and 28.42% on a pro forma basis. Improvements in buying practices and product mix were partially offset by investments to drive sales in various regions. In addition, the Company did not record LIFO expense this quarter, reflecting management's expectation of little or no inflation for the full year. For the first 24 weeks of the year, on a historical basis gross profit was 28.42% of sales in 1997 compared to 28.03% in 1996.

Operating and administrative expense was 23.00% of sales in 1997 compared to 22.61% in 1996 due to the effect in 1997 of Vons' higher operating and administrative expense margin. On a pro forma combined basis, operating and administrative expense for the second quarter of 1997 was down 34 basis points from 23.34% last year. Efforts to reduce or control expenses combined with increased sales have continued to result in lower operating and administrative expenses as a percentage of sales on a pro forma basis. For the first 24 weeks of the year, operating and administrative expense on a historical basis fell slightly to 22.82% in 1997 from 22.87% of sales in 1996. It is expected that Safeway's operating and administrative expense-to-sales ratio will increase compared to historical results because Vons' operating and administrative expense ratio, when conformed to Safeway's presentation, has historically been higher than Safeway's. In addition, annual goodwill amortization will increase by approximately $25 million. Safeway plans to apply its cost reduction, sales growth and capital management strategies to Vons' operations in an effort to offset these negative effects, although there can be no assurance as to the results Safeway will be able to achieve in this regard.

As a result of the interest on the debt incurred on April 8, 1997 to repurchase the KKR stock, interest expense rose to $62.7 million for the second quarter of 1997 compared to $42.2 million last year, and to $101.4 million for the first 24 weeks of 1997 compared to $86.5 million last year. On April 30, 1997, Safeway purchased interest rate caps with a notional principal amount of $850 million at 7% for two years. These caps are intended to provide partial protection from the exposure to higher floating interest rates over the life of the cap.

At the end of the second quarter of 1997, Safeway's investment in unconsolidated affiliates consisted of a 49% interest in Casa Ley, which operated 71 food and general merchandise stores in western Mexico. Income from Safeway's equity investment in Casa Ley increased slightly to $4.3 million in the second quarter of 1997 from $4.1 million in 1996. For the first 24 weeks of the year, Safeway's share of Casa Ley's earnings rose to $9.3 million in 1997 from $8.1 million in 1996. Safeway's share of Vons' earnings, recorded on a one-quarter delay basis, was $12.2 million for the first quarter of 1997, $7.2 million in the first quarter of 1996, and $13.1 million in the first 24 weeks of 1996.

The income tax rate increased to 42.25% for the first 24 weeks of 1997 from 39.98% in the first quarter of the year due to the increase in nondeductible goodwill amortization resulting from the acquisition of Vons.

LIQUIDITY AND FINANCIAL RESOURCES

Net cash flow from operations for the first 24 weeks of the year was $347.2 million in 1997 compared to $322.6 million in 1996.

Cash flow used by investing activities for the first 24 weeks of the year was $93.8 million in 1997 compared to $148.9 million in 1996. The change in cash flow used by investing activities is primarily the result of the acquisition of Vons' cash, offset by increased capital expenditures to open four new stores, continue construction of a manufacturing plant in California and begin work on a new distribution center in Maryland. [THESE NUMBERS ARE STILL PRELIMINARY].

Cash flow used by financing activities for the first 24 weeks of the year was $296.4 million in 1997, compared to $229.8 million in 1996, reflecting Safeway's repurchase of KKR stock and the early retirement of $150 million of long-term debt, parially offset by the debt incurred to repurchase the KKR stock.

                        SAFEWAY INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flow from operations as presented on the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense, income taxes and changes in working capital. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those companies having different capital structures. Safeway's computation of operating cash flow is as follows (dollars in millions):


                                  12 Weeks Ended        24 Weeks Ended
                               -------------------    -------------------
                               June 14,   June 15,    June 14,    June 15,
                                1997        1996        1997        1996
                               ------      ------      ------      ------
Income before income taxes
   and extraordinary loss      $240.2      $179.2      $444.3      $341.3
LIFO expense                      -           2.3         2.3         4.6
Interest expense                 62.7        42.2       101.4        86.5
Depreciation and
  amortization                  112.2        78.2       192.9       153.8

Equity in earnings of
   unconsolidated affiliates     (4.3)      (10.0)      (21.5)      (21.2)
                               ------      ------      ------      ------

Operating cash flow            $410.8      $291.9      $719.4      $565.0
                               ======      ======      ======      ======
As a percent of sales           7.83%       7.40%       7.71%       7.22%
                               ======      ======      ======      ======

As a multiple of interest
  expense                       6.55x       6.92x       7.09x       6.53x
                               ======      ======      ======      ======

Based upon the current level of operations of Safeway and Vons, and anticipated operating improvements and cost savings resulting in part from the Merger, Safeway believes that operating cash flow of the combined company and other sources of liquidity, including borrowings under Safeway's commercial paper program and the Bank Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments. There can be no assurance, however, that the combined company's business will continue to generate cash flow at or above current levels or that anticipated operating improvements or cost savings can be achieved. Through July 17, 1997, the Company borrowed $1.5 billion of commercial paper, the proceeds of which were used to pay down borrowings under the Bank Credit Agreement. The Bank Credit Agreement will be used primarily as a backup facility to the commercial paper program.

CAPITAL EXPENDITURE PROGRAM

A component of the Company's long-term strategy is its capital expenditure program. During the first two quarters of 1997, Safeway and Vons together invested $204 million in capital expenditures, including Vons' first quarter 1997 capital spending of $7 million, to, among other things, open 10 new stores and continue the construction of a manufacturing plant in California and a new distribution center in Maryland. Combined capital expenditures for Safeway and Vons in fiscal 1997 are expected to exceed $800 million. The combined company expects to open 40 to 45 new stores and complete more than 180 remodels in 1997.

                        SAFEWAY INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements relating to, among other things, capital expenditures, cost reduction, cash flow and operating improvements. Such statements are subject to inherent uncertainties and risks, including among others: general business and economic conditions in the Company's operating regions; pricing pressures and other competitive factors; results of the Company's programs to reduce costs; the ability to integrate Vons and achieve operating improvements at Vons; relations with union bargaining units; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.

                        SAFEWAY INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1996 Annual Report to Stockholders, provides information on certain claims and litigation in which the Company is involved.

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend. In May 1997, the Court dismissed the case, and plaintiffs filed a notice of appeal.

Vons has been named in a number of lawsuits in state and federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack In The Box restaurants in early 1993 (the "Outbreak"). Only a few of these cases are pending; they are filed in state courts and a federal court in the State of Washington. The restaurants involved either were directly operated by Foodmaker, Inc. ("Foodmaker"), of which Jack In The Box is a division, or were operated through franchisees. The suits seek an unspecified amount of monetary damages. The plaintiffs in those actions allege, among other things, that the hamburger patties in question were processed by Vons before being cooked and served by a Jack In The Box outlet. The Company, in consultation with its attorneys and insurance carriers, does not anticipate that the total liability that it might face as a result of these claims will exceed the insurance coverage it has available.

Vons also has been named as a defendant in two actions that have been coordinated by the California Judicial Council. Claims have been asserted against Vons in both actions by Foodmaker. In addition, Vons has asserted claims in each action against Foodmaker for damages Vons suffered as a result of the Outbreak and Foodmaker's post-Outbreak statements. Other parties to these actions include two meat suppliers and three Jack In The Box franchisees that operated outlets from which claims of illness arose. These lawsuits presently are set for trial on September 22, 1997, in Los Angeles, Superior Court. Foodmaker seeks damages of approximately $550 million; Vons seeks to recover damages of approximately $250 million and also seeks indemnity from other parties of any amounts it might be held liable to pay to Foodmaker. The Company believes that Vons has meritorious defenses to Foodmaker's claims.

On September 13, 1996, a class action lawsuit entitled McCampbell. et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in Southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

                        SAFEWAY INC. AND SUBSIDIARIES



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 14, 1997 at which the stockholders voted on proposals as follows:

                                                  Votes      Votes Abstained
                                                Against or     and Broker
                                   Votes For     Withheld       Non-votes
                                   ---------    ----------   ---------------
  Election of Directors:
     James H. Greene, Jr.         200,016,878     1,347,174   Not applicable
     Paul Hazen                   200,168,402     1,195,650   Not applicable
     Henry R. Kravis              199,949,406     1,414,646   Not applicable

  Adoption of stockholder
  proposal requesting the Board
  of Directors to take the
  necessary steps to provide for
  cumulative voting                35,534,552   155,006,384       10,823,116

  Ratification of appointment of
  Deloitte & Touche LLP as
  independent auditors for        200,856,762       350,296          156,994
  fiscal year 1997

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

Exhibit 10(iii).1     The Vons Companies, Inc. Management Stock Option
                      Plan (incorporated by reference to Exhibit 10.3 to The Vons Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

Exhibit 10(iii).2 The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to The Vons Companies, Inc. Proxy Statement for its May 17, 1990 Annual Meeting of Shareholders).

Exhibit 10(iii).3 Amendment, dated February 17, 1993, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.13.1 to The Vons Companies, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1993).

Exhibit 10(iii).4 Amendment, effective as of December 13, 1996, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.7.2 to The Vons Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

Exhibit 10(iii).5 Form of Amendments, dated April 8, 1997, to The Vons Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Safeway Inc.'s Form S-4 filed on March 5, 1997).

Exhibit 10(iii).6 Form of stock option agreement for former directors of The Vons Companies, Inc. (Incorporated by reference to Exhibit 10(iii).12 to Safeway Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1996).

Exhibit 11.1          Computation of Earnings Per Common Share and Common Share
                      Equivalent.

Exhibit 12.1          Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1          Financial Data Schedule (electronic filing only).


ITEM 6(B).  REPORTS ON FORM 8-K


On April 7, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on April 2, 1997 employees represented by the Retail Clerks, Bakers and Meatcutters unions in Canada Safeway's Alberta operating area voted on the Company's Final Offer to settle a strike in that operating area which had commenced at 12:01 a.m. on March 26, 1997. The Company reported that the voting resulted in a rejection of the Company's Final Offer in all but Lethbridge, where Retail Clerks voted to accept the Final Offer.


On April 23, 1997, the Company filed a Current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that the Company consummated its previously announced merger with The Vons Companies, Inc. ("Vons") pursuant to which each share of Vons common stock outstanding but not owned by Safeway immediately prior to the merger was converted into the right to receive 1.425 shares of common stock of the Company.

                        SAFEWAY INC. AND SUBSIDIARIES




On May 1, 1997, the Company filed on Form 8-K/A an amendment to the Current Report on Form 8-K filed on April 23, 1997, and included the information required under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits".


On June 4, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on May 28, 1997, the Company and the unions representing employees involved in a labor dispute in Canada Safeway's Alberta operating area requested a mediator to assist in bringing the parties together in an attempt to resolve the dispute. The Company reported that on June 3, 1997, the mediator recommended a basis for settlement which would be voted on by three of the four unions involved.


On June 12, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that unions involved in a labor dispute in Canada Safeway's Alberta operating area voted to accept a mediator's recommended settlement which ended the labor dispute.

                        SAFEWAY INC. AND SUBSIDIARIES




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  July 28, 1997                 \s\ Steven A. Burd
       ------------------            -------------------------------------
                                     Steven A. Burd
                                     President and Chief Executive Officer

Date:  July 28, 1997                 \s\ Julian C. Day
       ------------------            -------------------------------------
                                     Julian C. Day
                                     Executive Vice President and Chief
                                     Financial Officer

                        SAFEWAY INC. AND SUBSIDIARIES



                                EXHIBIT INDEX




             LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED JUNE 14, 1997




Exhibit 11.1    Computation of Earnings Per Common Share and Common Share
                Equivalent

Exhibit 12.1    Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1    Financial Data Schedule (electronic filing only)