Form 10-Q/A
period 1997-06-14
SAFEWAY INC
filed 1997-07-30
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

LIQUIDITY AND FINANCIAL RESOURCES

Net cash flow from operations for the first 24 weeks of the year was $347.2 million in 1997, compared to $322.6 million in 1996.

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

Cash flow used by financing activities for the first 24 weeks of the year was $296.4 million in 1997, compared to $229.8 million in 1996, reflecting Safeway's repurchase of KKR stock and the early retirement of $150 million of long-term debt, partially offset by the debt incurred to repurchase the KKR stock.

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