Form 10-Q
period 1997-09-06
SAFEWAY INC
filed 1997-10-16
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 6, 1997

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


     5918 Stoneridge Mall Rd.
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

         As of October 11, 1997 there were issued and outstanding 234.8 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                     INDEX

PART I              FINANCIAL INFORMATION (UNAUDITED)                                       Page
------              ---------------------------------
ITEM 1.             FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets as of September 6, 1997 and        3
                      December 28, 1996

                    Condensed Consolidated Statements of Income for the 12 and 36 weeks      5
                      ended September 6, 1997 and September 7, 1996

                    Condensed Consolidated Statements of Cash Flows for the 36 weeks         6
                      ended September 6, 1997 and September 7, 1996

                    Notes to the Condensed Consolidated Financial Statements                 7


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          13
                    RESULTS OF OPERATIONS

PART II             OTHER INFORMATION
-------             -----------------
ITEM 1.             LEGAL PROCEEDINGS                                                        16


ITEM 6.             EXHIBITS AND REPORTS FILED ON FORM 8-K                                   18

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                          September 6,       December 28,
                                                             1997                1996
                                                          ----------         ----------
ASSETS

Current assets:
  Cash and equivalents                                    $     32.1         $     79.7
  Receivables                                                  187.0              160.9
  Merchandise inventories                                    1,523.6            1,283.3
  Prepaid expenses and other current assets                    156.5              130.5
                                                          ----------         ----------

  Total current assets                                       1,899.2            1,654.4
                                                          ----------         ----------


Property                                                     6,367.1            5,069.6
  Less accumulated depreciation and amortization            (2,502.7)          (2,313.2)
                                                          ----------         ----------
  Property, net                                              3,864.4            2,756.4

Goodwill, net of accumulated amortization
  of $142.2 and $116.4                                       1,886.0              312.5
Prepaid pension costs                                          337.2              328.7
Investments in unconsolidated affiliates                        89.5              362.4
Other assets                                                    99.9              130.8
                                                          ----------         ----------


Total assets                                              $  8,176.2         $  5,545.2
                                                          ==========         ==========




(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     September 6,      December 28,
                                                        1997               1996
                                                     ----------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                   $    194.9         $    237.3
  Current obligations under capital leases                 22.2               18.4
  Accounts payable                                      1,385.0            1,153.1
  Accrued salaries and wages                              260.3              231.2
  Other accrued liabilities                               536.7              390.0
                                                     ----------         ----------

  Total current liabilities                             2,399.1            2,030.0
                                                     ----------         ----------
Long-term debt:
  Notes and debentures                                  2,908.9            1,568.1
  Obligations under capital leases                        227.2              160.4
                                                     ----------         ----------

  Total long-term debt                                  3,136.1            1,728.5

Deferred income taxes                                     238.5              223.8
Accrued claims and other liabilities                      481.0              376.1
                                                     ----------         ----------

Total liabilities                                       6,254.7            4,358.4
                                                     ----------         ----------

Contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 265.2 and 221.4
     shares outstanding                                     2.7                2.2
  Additional paid-in capital                            2,459.0              750.3
  Unexercised warrants purchased                         (322.7)            (322.7)
  Cumulative translation adjustments                        9.6               12.0
  Retained earnings                                     1,100.0              745.0
                                                     ----------         ----------
                                                        3,248.6            1,186.8
   Less:  treasury stock at cost; 30.9
      shares in 1997                                   (1,327.1)            --
                                                     ----------         ----------

  Total stockholders' equity                            1,921.5            1,186.8
                                                     ----------         ----------

Total liabilities and stockholders' equity           $  8,176.2         $  5,545.2
                                                     ==========         ==========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  12 Weeks Ended                  36 Weeks Ended
                                                            -----------    -----------    ------------    ------------
                                                             Sept. 6,        Sept. 7,       Sept. 6,        Sept. 7,
                                                               1997            1996           1997           1996
                                                            -----------    -----------    ------------    ------------
Sales                                                       $   5,371.4    $   3,954.0    $   14,698.4    $   11,782.1
Cost of goods sold                                             (3,818.8)      (2,867.4)      (10,495.0)       (8,500.9)
                                                            -----------    -----------    ------------    ------------

     Gross profit                                               1,552.6        1,086.6         4,203.4         3,281.2

Operating and administrative expense                           (1,235.3)        (882.8)       (3,363.3)       (2,673.2)
                                                            -----------    -----------    ------------    ------------

     Operating profit                                             317.3          203.8           840.1           608.0

Interest expense                                                  (62.3)         (39.8)         (163.7)         (126.3)
Equity in earnings of unconsolidated affiliates                     4.1           13.1            25.6            34.3
Other income, net                                                   0.7            1.0             2.1             3.4
                                                            -----------    -----------    ------------    ------------

     Income before income taxes
        and extraordinary loss                                    259.8          178.1           704.1           519.4

Income taxes                                                     (109.8)         (72.2)         (297.5)         (210.4)
                                                            -----------    -----------    ------------    ------------

     Income before extraordinary loss                             150.0          105.9           406.6           309.0

Extraordinary loss related to early retirement of debt,
     net of income tax benefit of $38.3 and $41.1                 (59.9)        --               (64.1)         --
                                                            -----------    -----------    ------------    ------------

Net income                                                  $      90.1    $     105.9    $      342.5    $      309.0
                                                            -----------    -----------    ------------    ------------

Primary and fully diluted income per common
      share and  common share equivalent:
      Income before extraordinary loss                      $      0.60    $      0.44    $       1.64    $       1.29
      Extraordinary loss                                          (0.24)            --           (0.26)             --
                                                            -----------    -----------    ------------    ------------
      Net income                                            $      0.36    $      0.44    $       1.38    $       1.29
                                                            -----------    -----------    ------------    ------------



Weighted average common shares and
     common share equivalents:
     Primary                                                      251.4          240.3           247.3           239.5
                                                            -----------    -----------    ------------    ------------

     Fully diluted                                                251.4          240.5           247.5           240.1
                                                            -----------    -----------    ------------    ------------






See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                         36 Weeks Ended
                                                                     -----------------------
                                                                       Sept. 6,     Sept. 7,
                                                                        1997          1996
                                                                     ----------     --------
CASH FLOW FROM OPERATIONS
Net income                                                           $    342.5     $  309.0
Reconciliation to net cash flow from operations:
  Extraordinary loss related to the early retirement of debt,
     before income tax benefit                                            105.2          -
  Depreciation and amortization                                           304.4        233.5
  LIFO expense                                                              2.3          6.9
  Equity in undistributed earnings of unconsolidated affiliates           (25.6)       (34.3)
  Other                                                                     4.0         (5.5)
  Change in working capital items:
    Receivables and prepaid expenses                                       28.9        (79.5)
    Inventories at FIFO cost                                              115.7          9.2
    Payables and accruals                                                (149.0)       107.6
                                                                     ----------     --------
      Net cash flow from operations                                       728.4        546.9
                                                                     ----------     --------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                         (355.2)      (286.9)
Proceeds from sale of property                                             49.4         46.1
Net cash acquired in acquisition of The Vons Companies, Inc.               57.2          -
Other                                                                      (9.1)        (5.3)
                                                                     ----------     --------
     Net cash flow used by investing activities                          (257.7)      (246.1)
                                                                     ----------     --------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                        277.5        121.7
Payments on short-term borrowings                                        (245.5)      (205.5)
Additions to long-term borrowings                                       3,188.2        148.4
Payments on long-term borrowings                                       (2,378.2)      (432.7)
Purchase of treasury stock                                             (1,376.0)         -
Net proceeds from exercise of stock options and warrants                   31.7         14.0
Premium paid on early retirement of debt                                  (10.2)         -
Other                                                                      (5.8)         4.0
                                                                     ----------     --------
    Net cash flow used by financing activities                           (518.3)      (350.1)
                                                                     ----------     --------

Decrease in cash and equivalents                                          (47.6)       (49.3)

CASH AND EQUIVALENTS
    Beginning of period                                                    79.7         74.8
                                                                     ----------     --------
    End of period                                                    $     32.1     $   25.5
                                                                     ==========     ========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 6, 1997 and September 7, 1996 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 6, 1997 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF THE VONS COMPANIES, INC.

As discussed in Note C, Safeway completed the acquisition of The Vons Companies, Inc. ("Vons") on April 8, 1997. The accompanying financial statements include Vons' results of operations as of the beginning of the second quarter of 1997. Summarized pro forma results of operations for 1996 and 1997 appear in Note D.

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

Pro forma amounts for basic and diluted EPS assuming SFAS No. 128 had been in effect for the 12 and 36 weeks ended September 6, 1997 and September 7, 1996 are as follows:

                                              12 Weeks Ended                   36 Weeks Ended
                                          ------------------------       ------------------------
                                        September 6,     September 7,   September 6,    September 7,
                                            1997            1996            1997            1996
                                          --------        --------       --------        --------
 Basic EPS:
     Income before extraordinary          $   0.64        $   0.49       $   1.77        $   1.42
      loss
     Extraordinary loss                      (0.26)        --               (0.28)        --
                                          --------        --------       --------        --------

     Net income                           $   0.38        $   0.49       $   1.49        $   1.42
                                          ========        ========       ========        ========
 Diluted EPS:
     Income before extraordinary          $   0.60        $   0.44       $   1.64        $   1.29
      loss
     Extraordinary loss                      (0.24)        --               (0.26)        --
                                          --------        --------       --------        --------

     Net income                           $   0.36        $   0.44       $   1.38        $   1.29
                                          ========        ========       ========        ========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway did not record LIFO expense in the second and third quarters of 1997, reflecting management's expectation of little or no inflation for the full year. LIFO expense was $2.3 million in the third quarter of 1996. For the first 36 weeks of the year, LIFO expense was $2.3 million in 1997 and $6.9 million in 1996. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note E to the Company's consolidated financial statements on page 26 of the 1996 Annual Report to Stockholders, Safeway has entered into interest rate swap agreements to limit the exposure of its floating interest rate debt to changes in market interest rates. In the second quarter of 1997, Safeway purchased interest rate cap agreements with a notional principal amount of $850 million at 7% for two years. On October 3, 1997, Safeway purchased an interest rate swap with a notional principal amount of $100 million at 6.2075% for ten years.

Interest rate cap agreements lock in a maximum rate if rates rise, but enable the Company to otherwise pay lower market rates. The initial cost of interest rate caps is amortized to interest expense over the life of the agreement. Any payments received under the agreement reduce interest expense.

NOTE B - FINANCING

Notes and debentures were composed of the following at September 6, 1997 and December 28, 1996 (in millions):

                                                                   September 6, 1997                December 28, 1996
                                                           ----------------------------        --------------------------
                                                            Long-term          Current         Long-term         Current
                                                           ----------        ----------        ----------        --------
Commercial paper, unsecured                                $  1,407.0
10% Senior Subordinated Notes due 2001, unsecured               241.4                          $    241.4
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                   228.2                               228.2
9.35% Senior Subordinated Notes due 1999,
    unsecured                                                   161.5                               161.5
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                   110.0                               110.0
8.375% Senior Subordinated Debentures due 1999,
    unsecured                                                   100.0                                  --
9.30% Senior Secured Debentures due 2007                         70.7                                70.7
10% Senior Notes due 2002, unsecured                             59.1                                59.1
6.625% Senior Subordinated Debentures due 1998,
    unsecured                                                      --        $     36.0               --
Bank Credit Agreement, unsecured                                270.9                --               --
Credit Agreement, unsecured                                        --                --            360.6
Mortgage notes payable, secured                                 123.3              39.4             156.5        $  149.9
Other notes payable, unsecured                                  111.3               4.5             114.6             4.4
Medium-term notes, unsecured                                     25.5            --                  65.5          --
Short-term bank borrowings, unsecured                              --             115.0                --            83.0
                                                           ----------        ----------        ----------        --------
                                                           $  2,908.9        $    194.9        $  1,568.1        $  237.3
                                                           ==========        ==========        ==========        ========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



During the second quarter of 1997, the Company entered into a new $3.0 billion bank credit agreement (the "Bank Credit Agreement" or "BCA") that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. The restrictive covenants of the Bank Credit Agreement continue to limit payments by the Company, for, among other things: (i) paying cash dividends on its capital stock; (ii) repurchasing shares of its capital stock; and (iii) acquiring any outstanding warrants, options or other rights to acquire shares of any class of Safeway stock. These covenants also limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Safeway also is required to meet certain financial tests under the Bank Credit Agreement.

During the third quarter of 1997, Safeway entered the commercial paper market. The proceeds were used to pay down borrowings under the BCA. Commercial paper outstanding at September 6, 1997 is classified as long-term because the Company intends to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the BCA.

During the first three quarters of 1997, the Company recorded an extraordinary loss of $64.1 million, net of the related tax benefit, for the retirement of $589.0 of Safeway's public debt, $285.5 million of Vons' public debt, and $40 million of medium-term notes. Safeway financed the redemption with $600 million of new senior debt securities issued on September 10, 1997 (the "Senior Debt") and the balance with commercial paper. The Senior Debt consists of 6.85% Senior Notes due 2004, 7.00% Senior Notes due 2007 and 7.45% Senior Debentures due 2027. The refinancing extends Safeway's overall long-term debt maturities, increases financial flexibility and, based on current interest rates, is expected to reduce interest expense. The indentures related to the Senior Debt contain certain restrictive covenants which place limitations on liens, sale and lease-back transactions, and merger transactions. In connection with the redemption, the Company obtained consents from the holders of the 9.30% Senior Secured Debentures and the Senior Subordinated Debentures to amend the related indentures to eliminate the principal restrictive covenants and amend certain other provisions contained therein.

NOTE C - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

On April 8, 1997, Safeway completed the acquisition of Vons pursuant to which the Company issued 41.6 million shares of Safeway common stock for all of the shares of Vons stock that it did not already own. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial position and results of operations. In connection with the acquisition, Safeway repurchased 32.0 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into the Bank Credit Agreement described in Note B above.

At the end of the third quarter of 1997, Safeway's investment in unconsolidated affiliates consisted of a 49% interest in Casa Ley, which operates 71 food and general merchandise stores in western Mexico. Income from Safeway's equity investment in Casa Ley decreased to $4.1 million in the second quarter of 1997 from $4.4 million in 1996. For the first 36 weeks of the year, Safeway's share of Casa Ley's earnings rose to $13.4 million in 1997 from $12.5 million in 1996. Safeway's share of Vons' earnings was $12.2 million for the first quarter of 1997, $7.2 million in the first quarter of 1996, and $21.8 million in the first 36 weeks of 1996.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma summary financial information combines the consolidated results of operations of Safeway and Vons as if the acquisition had occurred as of the beginning of each of the years presented. The following pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective earlier (in millions, except per-share amounts):



                                                    12 Weeks Ended                          36 Weeks Ended
                                                    --------------                          --------------
                                              (Actual)         (Pro Forma)         (Pro Forma)         (Pro Forma)
                                           Sept. 6, 1997      Sept. 7, 1996       Sept. 6, 1997       Sept. 7, 1996
                                           -------------      -------------       -------------       -------------
 Sales                                       $   5,371.4        $   5,205.8        $   15,949.9        $   15,476.8
 Income before extraordinary loss            $     150.0        $      90.1        $      417.4        $      314.3
 Net income                                  $      90.1        $      90.1        $      353.3        $      314.3
 Fully diluted income per common
   share and common share
   equivalent:
   Income before extraordinary loss          $       0.60       $       0.36       $        1.66       $        1.25
   Net income                                $       0.36       $       0.36       $        1.41       $        1.25

Net cash acquired from the acquisition was as follows (in millions):

                  Fair value of assets acquired                          $ 3,170.2
                  Fair value of  liabilities assumed                      (1,223.2)
                  Stock issued                                            (1,693.0)
                  Safeway's equity investment in Vons                       (311.2)
                                                                         ---------
                  Net cash acquired                                      $   (57.2)
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

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend. In May 1997, the Court dismissed the case, and plaintiffs filed an appeal.

Vons has been named in a number of lawsuits in state and federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack In The Box restaurants in early 1993 (the "Outbreak"). Only a few of these cases are pending; they are filed in state courts and a federal court in the State of Washington. The restaurants involved either were directly operated by Foodmaker, Inc. ("Foodmaker"), of which Jack In The Box is a division, or were operated by franchisees. The suits seek an unspecified amount of monetary damages. The plaintiffs in those actions allege, among other things, that the hamburger patties in question were processed by Vons before being cooked and served by a Jack In The Box outlet. The Company, in consultation with its attorneys and insurance carriers, does not anticipate that the total liability that it might face as a result of these claims will exceed the insurance coverage it has available.

Vons also has been named as a defendant in two actions that have been coordinated by the California Judicial Council. Claims have been asserted against Vons in both actions by Foodmaker. In addition, Vons has asserted claims in each action against Foodmaker for damages Vons suffered as a result of the Outbreak and Foodmaker's post-Outbreak statements. Other parties to these actions include a meat supplier and three Jack In The Box franchisees that operated outlets from which claims of illness arose. These lawsuits presently are set for trial in Los Angeles, Superior Court on November 24, 1997, but the parties have agreed, at the Court's direction, that the trial date will be continued to a date in January 1998. Foodmaker seeks damages of approximately $550 million; Vons seeks to recover damages of approximately $250 million and also seeks indemnity from other parties of any amounts it might be held liable to pay to Foodmaker. The Company believes that Vons has meritorious defenses to Foodmaker's claims.

On September 13, 1996, a class action lawsuit entitled McCampbell. et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in Southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. On October 3, 1997, the Court issued an order certifying a class of retail purchasers of white chicken eggs by the dozen from defendants' stores within the Counties of Los Angeles, Riverside, San Bernadino, San Diego, Imperial and Orange during the period from September 13, 1993 to the present. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On August 28, 1997, the Bankruptcy Court for the Western District of Missouri entered judgment denying all relief sought by Food Barn in its lawsuit against the Company and others arising out of the February 1988 sale of Safeway's Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I and financed principally by the Prudential Insurance Company of America and its affiliate, Pru Co. Insurance Company. The complaint alleged that the 1988 transaction was a fraudulent conveyance and that the Company fraudulently induced Food Barn to enter into the 1988 transaction. In September 1997, Food Barn filed a notice of appeal.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH THE VONS COMPANIES, INC. ("VONS")

On April 8, 1997, Safeway completed the acquisition of Vons (the "Merger"). Pursuant to the Merger, Safeway issued 1.425 shares of Safeway common stock for each share of Vons stock that Safeway did not already own, or a total of 41.6 million shares of Safeway common stock. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial position and results of operations.

In connection with the Merger, Safeway repurchased 32.0 million shares of Safeway common stock from a partnership affiliated with Kohlberg Kravis Roberts & Co. ("KKR") at $43 per share, for an aggregate purchase price of $1.376 billion. To finance the repurchase, Safeway entered into a new $3.0 billion bank credit agreement (the "Bank Credit Agreement") that provides for, among other things, increased borrowing capacity, extended maturities and the opportunity to pay lower interest rates based on interest coverage ratios or public debt ratings. During the third quarter of 1997, Safeway entered the commercial paper market and used the proceeds to pay down borrowings under the Bank Credit Agreement. The Bank Credit Agreement is used primarily as a backup facility to the commercial paper program. As a result of the stock repurchase, Safeway increased its debt and interest expense, but also reduced the number of common shares outstanding used to calculate earnings per share. This reduction of 32.0 million shares partially offsets the increase of 41.6 million shares issued pursuant to the Merger.


RESULTS OF OPERATIONS

Safeway's income before extraordinary loss was $150.0 million ($0.60 per share) for the third quarter of 1997. This compares to $105.9 million ($0.44 per share) for the third quarter of 1996, which includes an estimated $0.07 per share reduction due to labor disputes in the British Columbia and Denver operating areas. In the third quarter of 1997, the Company incurred an extraordinary loss of $59.9 million ($0.24 per share) for the early retirement of debt, which reduced net income to $90.1 million ($0.36 per share). Safeway believes that the effects of the second quarter labor dispute in Alberta reduced third quarter 1997 net income by approximately $0.01 per share. For the first 36 weeks of the year, Safeway's income before extraordinary loss was $406.6 million ($1.64 per share), compared to $309.0 million ($1.29 per share) in 1996.

Safeway's 1997 income statements include Vons' operating results since the second quarter, while the 1996 income statements reflect Safeway's 35% equity interest in Vons. In order to facilitate an understanding of the Company's operations, the pro forma information described below is based on the 1996 combined historical financial statements of the two companies as if the acquisition had been effective as of the beginning of each of the years discussed.

Due primarily to the acquisition of Vons during the second quarter of 1997, total sales for the third quarter increased 36% on a historical basis from $3.95 billion in 1996 to $5.37 billion in 1997. Combined sales for the third quarter increased 3.2% from 1996 pro forma sales of $5.21 billion. Identical-store sales (stores operating the entire measurement period in both years excluding replacement stores) increased 0.5% while comparable-store sales, which includes replacement stores, increased 1.5%. The lingering effects of the second-quarter strike in Alberta have weakened 1997 identical and comparable-store sales comparisons. Lack of inflation has also softened third quarter 1997 sales. Excluded from identical and comparable store sales comparisons are 86 stores in British Columbia that were closed during a strike-lockout for a portion of the second and third quarters of last year. For the first 36 weeks of the year, total sales increased 25% on a historical basis to $14.7 billion in 1997 from $11.8 billion in 1996, primarily as a result of the Vons acquisition.

                          SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit increased to 28.90% of sales in the third quarter of 1997 compared to 27.48% in 1996 on a historical basis and 28.11% on a pro forma basis, primarily due to improvements in buying practices and product mix. In addition, the Company did not record LIFO expense in the second or third quarters of 1997, reflecting management's expectation of little or no inflation for the full year. For the first 36 weeks of the year, gross profit on a historical basis was 28.60% of sales in 1997 compared to 27.85% in 1996.

Operating and administrative expense was 23.00% of sales in the third quarter of 1997 compared to 22.33% on a historical basis in 1996 due to the effect in 1997 of Vons' higher operating and administrative expense margin. For the first 36 weeks of the year, operating and administrative expense on a historical basis was 22.88% in 1997 compared to 22.69% of sales in 1996. Safeway's operating and administrative expense-to-sales ratio has increased compared to historical results because Vons' operating and administrative expense ratio, when conformed to Safeway's presentation, has historically been higher than Safeway's. In addition, annual goodwill amortization has increased by approximately $25 million. Operating and administrative expense for the third quarter of 1997 was down 27 basis points from 23.27% on a pro forma basis for the same quarter of 1996, reflecting increased sales and efforts to reduce or control expenses. Safeway plans to continue to apply its cost reduction, sales growth and capital management strategies to Vons' operations in an effort to offset these negative effects, although there can be no assurance as to the results Safeway will be able to achieve in this regard.

Interest expense was $62.3 million for the third quarter of 1997, compared to $39.8 million for the same period last year. For the first 36 weeks of the year, interest expense rose to $163.7 million in 1997 from $126.3 million in 1996. The increase in 1997 is the result of debt incurred during the second quarter of 1997 to repurchase stock in conjunction with the Vons merger.
During the third quarter of this year, Safeway recorded an extraordinary loss of $59.9 million ($0.24 per share) for the redemption of $589.0 million of Safeway's public debt, $135.5 million of Vons' public debt, and $40 million of medium-term notes. Safeway financed this redemption with $600 million of new senior debt securities and the balance with commercial paper. The refinancing extends Safeway's overall long-term debt maturities, increases financial flexibility and, based on current interest rates, is expected to reduce annual interest expense. During the second quarter of 1997, Safeway recorded an extraordinary loss of $4.2 million ($0.02 per share) for the early redemption of $150.0 million of Vons' public debt. In the second quarter of 1997, Safeway purchased interest rate caps with a notional principal amount of $850 million at 7% for two years. On October 3, 1997, Safeway purchased an interest rate swap with a notional principal amount of $100 million at 6.2075% for ten years. These cap and swap agreements are intended to limit the exposure of its floating interest rate debt to changes in market interest rates.

At the end of the third quarter of 1997, Safeway's investment in unconsolidated affiliates consisted of a 49% interest in Casa Ley, which operates 71 food and general merchandise stores in western Mexico. Income from Safeway's equity investment in Casa Ley was $4.1 million in the third quarter of 1997 compared to $4.4 million in 1996. For the first 36 weeks of the year, Safeway's share of Casa Ley's earnings rose to $13.4 million in 1997 from $12.5 million in 1996. Safeway's share of Vons' earnings was $12.2 million for the first quarter of 1997, $7.2 million in the first quarter of 1996, and $21.8 million in the first 36 weeks of 1996.

LIQUIDITY AND FINANCIAL RESOURCES

Net cash flow from operations for the first 36 weeks of the year was $726.7 million in 1997, compared to $546.9 million in 1996.

Cash flow used by investing activities for the first 36 weeks of the year was $262.3 million in 1997, compared to $246.1 million in 1996. The change in cash flow used by investing activities is primarily the result of the acquisition of Vons' cash, offset by increased capital expenditures to open 16 stores, to continue construction of a manufacturing plant in California and to begin work on a new distribution center in Maryland.

Cash flow used by financing activities for the first 36 weeks of the year increased to $512.0 million in 1997, from $350.1 million in 1996, primarily due to the early retirement of long-term debt.

                          SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flow from operations as presented on the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense, income taxes and changes in working capital. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those companies having different capital structures. However, other companies may define operating cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                      12 Weeks Ended                          36 Weeks Ended
                                                      --------------                          --------------
                                              September 6,       September 7,        September 6,        September 7,
                                                 1997                1996                1997               1996
                                               ---------          ---------          -----------          ---------
Income before income taxes and
      extraordinary loss                       $   259.8          $   178.1          $     704.1          $   519.4
LIFO expense                                          --                2.3                  2.3                6.9
Interest expense                                    62.3               39.8                163.7              126.3
Depreciation and amortization                      111.5               79.7                304.4              233.5
 Equity in earnings of unconsolidated
      affiliates                                    (4.1)             (13.1)               (25.6)             (34.3)
                                               ---------          ---------          -----------          ---------
Operating cash flow                            $   429.5          $   286.8          $   1,148.9          $   851.8
                                               =========          =========          ===========          =========
As a percent of sales                               8.00%              7.25%                7.82%              7.23%
                                               =========          =========          ===========          =========
As a multiple of interest expense                   6.89x              7.21x                7.02x              6.74x
                                               =========          =========          ===========          =========


Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and the Bank Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments. The proceeds from the commercial paper program were used to pay down borrowings under the Bank Credit Agreement. The Bank Credit Agreement is used primarily as a backup facility to the commercial paper program.


CAPITAL EXPENDITURE PROGRAM

A component of the Company's long-term strategy is its capital expenditure program. During the first three quarters of 1997, Safeway and Vons together invested $380 million in capital expenditures, including Vons' first quarter 1997 capital spending of $7 million, to, among other things, open 16 new stores, continue the construction of a manufacturing plant in California and begin work on a new distribution center in Maryland. Combined capital expenditures for Safeway and Vons in fiscal 1997 are expected to exceed $800 million to open approximately 40 new stores, complete approximately 180 remodels and continue construction of the new plant and distribution center. In 1998, the combined company expects to spend in excess of $950 million to open 40 to 45 new stores, complete more than 200 remodels and finish the construction of the distribution center.

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

In March 1996, a purported class action was filed in the Superior Court for Alameda County, California, alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On April 21, 1997, the Court sustained Safeway's demurrer to the second amended complaint without leave to amend. In May 1997, the Court dismissed the case, and plaintiffs filed an appeal.

Vons has been named in a number of lawsuits in state and federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack In The Box restaurants in early 1993 (the "Outbreak"). Only a few of these cases are pending; they are filed in state courts and a federal court in the State of Washington. The restaurants involved either were directly operated by Foodmaker, Inc. ("Foodmaker"), of which Jack In The Box is a division, or were operated by franchisees. The suits seek an unspecified amount of monetary damages. The plaintiffs in those actions allege, among other things, that the hamburger patties in question were processed by Vons before being cooked and served by a Jack In The Box outlet. The Company, in consultation with its attorneys and insurance carriers, does not anticipate that the total liability that it might face as a result of these claims will exceed the insurance coverage it has available.

Vons also has been named as a defendant in two actions that have been coordinated by the California Judicial Council. Claims have been asserted against Vons in both actions by Foodmaker. In addition, Vons has asserted claims in each action against Foodmaker for damages Vons suffered as a result of the Outbreak and Foodmaker's post-Outbreak statements. Other parties to these actions include a meat supplier and three Jack In The Box franchisees that operated outlets from which claims of illness arose. These lawsuits presently are set for trial in Los Angeles, Superior Court on November 24, 1997, but the parties have agreed, at the Court's direction, that the trial date will be continued to a date in January 1998. Foodmaker seeks damages of approximately $550 million; Vons seeks to recover damages of approximately $250 million and also seeks indemnity from other parties of any amounts it might be held liable to pay to Foodmaker. The Company believes that Vons has meritorious defenses to Foodmaker's claims.

On September 13, 1996, a class action lawsuit entitled McCampbell. et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in Southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought is not specified. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. On October 3, 1997, the Court issued an order certifying a class of retail purchasers of white chicken eggs by the dozen from defendants' stores within the Counties of Los Angeles, Riverside, San Bernadino, San Diego, Imperial and Orange during the period from September 13, 1993 to the present. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

                          SAFEWAY INC. AND SUBSIDIARIES


On August 28, 1997, the Bankruptcy Court for the Western District of Missouri entered judgment denying all relief sought by Food Barn in its lawsuit against the Company and others arising out of the February 1988 sale of Safeway's Kansas City Division to a company formed by Morgan, Lewis, Githen & Ahn Fund I and financed principally by the Prudential Insurance Company of America and its affiliate, Pru Co. Insurance Company. The complaint alleged that the 1988 transaction was a fraudulent conveyance and that the Company fraudulently induced Food Barn to enter into the 1988 transaction. In September 1997, Food Barn filed a notice of appeal.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 6(A).  EXHIBITS

Exhibit 11.1       Computation of Earnings Per Common Share and Common Share
                   Equivalent.

Exhibit 12.1       Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1       Financial Data Schedule (electronic filing only).

ITEM 6(B).  REPORTS ON FORM 8-K

On August 5, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on August 4, 1997, Safeway announced its offer to purchase for cash all of its outstanding 9.35% Senior Subordinated Notes due 1999, 10.00% Senior Subordinated Notes due 2001, 10.00% Senior Notes due 2002, 9.65% Senior Subordinated Debentures due 2004, 9.30% Senior Secured Debentures due 2007 and 9.875% Senior Subordinated Debentures due 2007.

On September 3, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the judge denied all relief sought by Food Barn in the lawsuit described in Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1996 Annual Report to Stockholders.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 16, 1997                    \s\ Steven A. Burd
     --------------------                  ------------------------------------
                                           Steven A. Burd
                                           President and Chief Executive Officer

Date:  October 16, 1997                    \s\ Julian C. Day
     --------------------                  ------------------------------------
                                           Julian C. Day
                                           Executive Vice President and Chief
                                           Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX



              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 6, 1997




Exhibit 11.1       Computation of Earnings Per Common Share and Common Share
                   Equivalent

Exhibit 12.1       Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1       Financial Data Schedule (electronic filing only)