Form 10-K
period 1998-01-03
SAFEWAY INC
filed 1998-03-24
CIK 86144

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                                   (Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended January 3, 1998


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to _________


                           Commission file number 1-41

                                  SAFEWAY INC.

             (Exact name of Registrant as specified in its charter)


           Delaware                                     94-3019135
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization

               5918 Stoneridge Mall Road
                Pleasanton, California                              94588
               -------------------------                          ----------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code              (925) 467-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                            which registered
         -------------------                            ------------------------
         Common Stock, $0.01 par value per share        New York Stock Exchange
 9.30%   Senior Secured Debentures due 2007             New York Stock Exchange
   10%   Senior Notes due 2002                          New York Stock Exchange
 9.35%   Senior Subordinated Notes due 1999             New York Stock Exchange
   10%   Senior Subordinated Notes due 2001             New York Stock Exchange
 9.65%   Senior Subordinated Debentures due 2004        New York Stock Exchange
9.875%   Senior Subordinated Debentures due 2007        New York Stock Exchange
 6.85%   Senior Notes due 2004                          New York Stock Exchange
 7.00%   Senior Notes due 2007                          New York Stock Exchange
 7.45%   Senior Debentures due 2027                     New York Stock Exchange

(Cover continued on following page)

================================================================================

(Cover continued from previous page)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 17, 1998, was $13.2 billion.

As of March 17, 1998, there were issued and outstanding 478.7 million shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference to the extent specified herein:


             Document Description                    10-K Part
             --------------------                    ---------

1997 Annual Report to Stockholders                   I, II, III, IV
1998 Proxy Statement dated March  27, 1998           III

                          SAFEWAY INC. AND SUBSIDIARIES


PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

GENERAL:

Information appearing under the caption "Company in Review" beginning on page 12 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

RETAIL OPERATIONS:

Information appearing under the captions "Retail Operations" and "Distribution" on pages 12 and 13 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

MANUFACTURING AND WHOLESALE OPERATIONS:

Information appearing under the caption "Manufacturing and Wholesale Operations" on page 13 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on pages 13 and 14 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:

                                  Total
                                  Five
                                  Years     1997     1996     1995    1994     1993
                                  -----     ----     ----     ----    ----     ----
New stores:
    New locations                    53       15       14      10        6        8
    Replacements                     80       22       16      22       14        6
                                    ---       --       --      --       --       --
                                    133       37       30      32       20       14
                                    ===       ==       ==      ==       ==       ==
Remodels: (Note A)
    Expansions                      110       34       29      13        7       27
    "Four-Wall" remodels            436      147      112      95       64       18
                                    ---      ---      ---      --       --       --
                                    546      181      141     108       71       45
                                    ===      ===      ===     ===       ==       ==
Vons stores acquired                316      316       -       -        -        -
Closures                            184       37       37      35       36       39
Stores at year-end                         1,368    1,052   1,059    1,062    1,078

Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

                         SAFEWAY INC. AND SUBSIDIARIES

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

This information is omitted because the Company has no significant lines of business or industry segments except the principal business of operating retail supermarkets.

TRADEMARKS:

The Company has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 100 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright's, and the marks Vons and Pavilions. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

At year-end 1997, working capital deficit was composed of $2.0 billion of current assets and $2.5 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

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

                         SAFEWAY INC. AND SUBSIDIARIES

EMPLOYEES:

At year-end 1997, Safeway Inc. ("Safeway" or the "Company") had approximately 147,000 full and part-time employees. Approximately 90% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

By year-end 1997, Safeway had concluded early negotiations and signed new labor contracts covering employees whose collective bargaining agreements had been due to expire in 1998. Certain of these contracts were with employees represented by the United Food and Commercial Workers Union in northern California and Spokane, Washington. In addition, union members in British Columbia ratified a new labor contract. Management considers the terms of these new contracts to be satisfactory. As a result of these early negotiations, the only significant remaining labor contracts due to expire in 1998 are in the Seattle and Winnipeg operating areas covering approximately 110 stores.

In the last three years there have been four significant work stoppages. During the second quarter of 1997, Safeway was engaged in a 75-day labor dispute affecting 74 stores in the Alberta, Canada operating area. The Company continued to operate the affected stores with a combination of replacement workers, management and employees who returned to work. During the second and third quarters of 1996, Safeway was engaged in a labor dispute in British Columbia which lasted 40 days and affected 86 stores. Under Provincial law in British Columbia, replacement workers could not be hired, and therefore all the affected stores were closed throughout the strike-lockout. Separately, the Company was engaged in a strike-lockout in the Denver operating area which lasted 44 days also during the second and third quarters of 1996. All of the Denver stores operated during the strike-lockout, largely with replacement workers. A nine-day strike during the second quarter of 1995 affected 208 stores in northern California. These work stoppages were resolved in a manner that management considered generally satisfactory. Safeway estimates that the Alberta strike reduced 1997 net income by approximately $0.04 per share, that the combined impact of the disputes in Denver and British Columbia reduced 1996 earnings by approximately $0.07 per share, and that the dispute in northern California reduced 1995 earnings by an estimated $0.01 per share.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note L to the consolidated financial statements, included on page 36 of the Company's 1997 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area. At year-end 1997, the Company's foreign operations were composed of retail grocery and wholesale operations in Canada and a 49% equity investment in Casa Ley, S.A. de C.V. ("Casa Ley"), a Mexican company. Other than the competitive nature of the retail food business and the economic situation in Mexico, the Company is not aware of any significant risks of operating in these foreign countries.

                         SAFEWAY INC. AND SUBSIDIARIES


The Company's policy for translating Casa Ley's financial statements into U.S. dollars is described under the caption "Translation of Foreign Currencies" on page 25 of the Company's 1997 Annual Report to Stockholders. Casa Ley had total assets of $319.0 million and $263.1 million as of September 30, 1997 and 1996, based on financial information provided by Casa Ley. Sales and net income for Casa Ley were as follows (in millions):

                                       12 months ended September 30,
                                    ----------------------------------
                                     1997         1996           1995
                                    ------       ------         ------
           Sales                    $943.8       $810.1         $861.4
                                    ======       ======         ======
           Net income               $ 38.6       $ 33.8         $ 17.9
                                    ======       ======         ======


ITEM 3. LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note K to the consolidated financial statements on page 35 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the current executive officers of the Company and their positions as of March 17, 1998, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

                                                                           Year First Elected
Name and all Positions with the Company                                 -------------------------
Held at March 17, 1998                                          Age     Officer    Present Office
----------------------                                          ---     -------    --------------
Steven A. Burd                                                  48        1992          1992
   President and Chief Executive Officer
Kenneth W. Oder(1)                                              50        1993          1993
   Executive Vice President
   Labor Relations, Human Resources, Law and Public Affairs
Julian C. Day(2)                                                45        1993          1993
   Executive Vice President and
   Chief Financial Officer
David F. Bond(3)                                                44        1997          1997
   Senior Vice President
   Finance and Control
David T. Ching(4)                                               45        1994          1994
   Senior Vice President and
   Chief Information Officer
Lawrence V. Jackson(5)                                          44        1997          1997
   Senior Vice President
   Supply Operations
Diane Peck                                                      49        1990          1995
   Senior Vice President
   Human Resources
Melissa C. Plaisance                                            38        1993          1995
   Senior Vice President
   Finance and Public Affairs

                         SAFEWAY INC. AND SUBSIDIARIES

                                                                                     Year First Elected
Name and all Positions with the Company                                           -------------------------
Held at March 17, 1998                                                    Age     Officer    Present Office
----------------------                                                    ---     -------    --------------
Larree M. Renda                                                           39        1991          1994
   Senior Vice President
   Corporate Retail Operations
Michael C. Ross(1)                                                        50        1993          1993
   Senior Vice President
   Secretary and General Counsel
Gary D. Smith                                                             55        1988          1995
   Senior Vice President and
   Director of Marketing
Richard A. Wilson                                                         64        1988          1988
   Vice President
   Tax
Donald P. Wright                                                          45        1991          1991
   Senior Vice President
   Real Estate and Engineering

----------

(1) Mr. Oder and Mr. Ross were previously partners at the law firm of Latham & Watkins.
(2) Mr. Day was previously self-employed as an independent consultant.
(3) Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.
(4) During 1994, Mr. Ching was the General Manager -- North America for the British American Consulting Group. From 1979 to 1994, he was employed by Lucky Stores, Inc., where he was the Senior Vice President of Information Systems beginning in 1989.
(5) Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc. from 1995-97, and Vice President and General manager of Pepsi-Cola Company, a unit of PepsiCo, Inc., from 1992-95.

Section 16(a) Beneficial Ownership. Information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by this reference.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note M to the consolidated financial statements on page 37 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by this reference. There were 9,162 stockholders of record as of March 17, 1998; however, approximately 76% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $35 1/2 at the close of business on March 17, 1998.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 1997 and has no current plans for dividend payments.


ITEM 6. SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 15 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8, Consolidated Financial Statements and Supplementary Data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 16 through 18 and under the caption "Capital Expenditure Program" on pages 13 and 14 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note C to the consolidated financial statements on pages 27 through 28 of the Company's 1997 Annual Report to Stockholders is incorporated herein by this reference.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the uncoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in stores, manufacturing, product development, financial business systems and various administrative functions. In addition, the Company is communicating with major vendors to determine the extent to which the Company is vulnerable to third-party Year 2000 compliance issues.

Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations.

                         SAFEWAY INC. AND SUBSIDIARIES


By year-end 1997, Safeway had concluded early negotiations and signed new labor contracts covering employees whose collective bargaining agreements had been due to expire in 1998. Certain of these contracts were with employees represented by the United Food and Commercial Workers Union in northern California and Spokane, Washington. In addition, union members in British Columbia ratified a new labor contract. Management considers the terms of these new contracts to be satisfactory. As a result of these early negotiations, the only significant remaining labor contracts due to expire in 1998 are in the Seattle and Winnipeg operating areas covering approximately 110 stores.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19 through 39 of the Company's 1997 Annual Report to Stockholders, which include the consolidated financial statements, Computation of Earnings Per Common Share and Common Share Equivalent (listed as Exhibit 11.1 to
Item 14(a)3), and the Independent Auditors' Report as listed in Item 14(a)1, are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1998 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".


ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1998 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee; Report of the Section 162(m) Committee" and "Stock Performance Graph" in the Company's 1998 Proxy Statement is not incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1998 Proxy Statement is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note J to the consolidated financial statements, included on page 34 of the Company's 1997 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1998 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                         SAFEWAY INC. AND SUBSIDIARIES


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

    Consolidated Statements of Income for fiscal 1997, 1996, and 1995. Consolidated Balance Sheets as of the end of fiscal 1997 and 1996. Consolidated Statements of Cash Flows for fiscal 1997, 1996, and 1995. Consolidated Statements of Stockholders' Equity for fiscal 1997, 1996, and 1995.
    Notes to Consolidated Financial Statements.
    Independent Auditors' Report.

2.  Consolidated Financial Statement Schedules:

    None required

3.  The following exhibits are filed as part of this report:

Exhibit 2.1 Agreement and Plan of Merger dated as of December 15, 1996, by and among Safeway Inc., SSCI Merger Sub, Inc. and The
                    Vons Companies, Inc., as amended on January 8, 1997
                    (incorporated by reference to Exhibit 2.1 to Registrant's
                    Registration on Form S-4 No. 333-22837 dated March 5, 1997).

Exhibit 2.2 Amended and Restated Stock Repurchase Agreement, dated as of January 8, 1997 by and between Safeway Inc. and SSI
                    Associates, L.P. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 8,
                    1997).

Exhibit 3.1         Restated Certificate of Incorporation of the Company and
                    Certificate of Amendment of Restated Certificate of
                    Incorporation by the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996).

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

Exhibit 4(i).3      Indenture dated as of November 20, 1991 between the
                    Company and The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities
                    (incorporated by reference to Exhibit 4.1 of Registrant's
                    Form 8-K dated November 13, 1991), as supplemented by the Supplemental Indenture dated as of September 4, 1997.

                         SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).4 Form of Officers' Certificate establishing the terms of the 10% Senior Subordinated Notes due December 1, 2001, including the form of Note (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated November 13,
                    1991).

Exhibit 4(i).5 Form of Officers' Certificate establishing the terms of the 9.65% Senior Subordinated Debentures due January 15, 2004, including the form of Debenture (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated January 15,
                    1992).

Exhibit 4(i).6 Indenture dated as of February 1, 1992 between the Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit
                    4(i).14 of Registrant's Form 10-K for the year ended
                    December 28, 1991), as supplemented by the Supplemental
                    Indenture dated as of September 4, 1997.

Exhibit 4(i).7      Indenture dated as of March 15, 1992 between the Company and
                    Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated
                    March 17, 1992), as supplemented by the Supplemental
                    Indenture dated as of September 4, 1997.

Exhibit 4(i).8 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999 and the
                    9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture
                    (incorporated by reference to Exhibit 4.2 of Registrant's
                    Form 8-K dated March 17, 1992).

Exhibit 4(i).9 Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as
                    Trustee, relating to the Company's Debt Securities
                    (incorporated by reference to Exhibit 4.1 of Registrant's
                    Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997.

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

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).13 Common Stock Purchase Warrants to purchase 14,148,969 shares of Safeway Inc. common stock.

Exhibit 4(i).14     Credit Agreement dated as of April 8, 1997 among Safeway
                    Inc., The Vons Companies, Inc. and Canada Safeway Limited as
                    Borrowers; Bankers Trust Company as Administrative Agent;
                    The Chase Manhattan Bank as Syndication Agent; The Bank of
                    Nova Scotia and Bank of America National Trust and Savings
                    Association as Documentation Agents; the agents listed therein as Agents; and the lenders listed therein as Lenders. (incorporated by reference to Exhibit 4(i).1 of the Registrant's Form 10-Q for the quarterly period ended March
                    22, 1997).

Exhibit 4(i).15     Indenture, dated as of September 10, 1997, between Safeway
                    Inc. And The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated
                    September 10, 1997).

Exhibit 4(i).16 Form of Officers' Certificate establishing the terms of the Registrant's 6.85% Senior Notes due 2004, the Registrant's
                    7.00% Senior Notes due 2007 and the company's 7.45% Senior
                    Debentures due 2027 (incorporated by reference to Exhibit
                    4.2 to Registrant's Form 8-K dated September 10, 1997).

Exhibit 4(i).17 Form of 6.85% Senior Note due 2004 (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K dated
                    September 10, 1997).

Exhibit 4(i).18 Form of 7.00% Senior Note due 2007 (incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K dated
                    September 10, 1997).

Exhibit 4(i).19 Form of 7.45% Senior Debenture due 2027 (incorporated by reference to Exhibit 4.6 to Registrant's Form 8-K dated
                    September 10, 1997).

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


Exhibit 10(iii).4*  Stock Option Plan for Consultants of Safeway Inc.
                    (incorporated by reference to Exhibit 10(iii).7 to Registrant's Form 10-Q for the quarterly period ending June
                    19, 1993).

* Management contract, or compensatory plan or arrangement.

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 10(iii).5* First Amendment to the Stock Option Plan for Consultants of Safeway Inc. (incorporated by reference to Exhibit
                    10(iii).7 to Registrant's Form 10-K for the year ended
                    January 1, 1994).

Exhibit 10(iii).6* 1994 Amended and Restated Stock Option and Incentive Plan for Key Employees of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 to Registrant's Form 10-K for the year ended January 1, 1994) and First Amendment thereto dated
                    March 1, 1995 (incorporated by reference to Exhibit
                    10(iii).7 of Registrant's Form 10-K/A for the year ended
                    December 31, 1994).

Exhibit 10(iii).7*  Operating Performance Bonus Plan for Executive Officers of
                    Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1,
                    1994); First Amendment thereto dated January 1, 1997.
                    (incorporated by reference to Exhibit 110(iii).12 of Registrant's Form 10-K for the year ended December 28,
                    1996); Second Amendment thereto dated October 7, 1997; and
                    Third Amendment thereto dated March 10, 1998.

Exhibit 10(iii).8*  Capital Performance Bonus Plan for Executive Officers of
                    Safeway Inc.

Exhibit 10(iii).9* Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).10* Deferred Compensation Plan for Safeway Directors
                    (incorporated by reference to Exhibit 10(iii).11 of Registrant's Form 10-K for the year ended December 31,
                    1994).

Exhibit 10(iii).11* Form of stock option agreement for former directors of The
                    Vons Companies, Inc. (incorporated by reference to Exhibit
                    10(iii).12 of Registrant's Form 10-K for the year ended
                    December 28, 1996).

Exhibit 10(iii).12* The Vons Companies, Inc. Management Stock Option Plan
                    (incorporated by reference to Exhibit 10.3 to The Vons
                    Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

Exhibit 10(iii).13* The Vons Companies, Inc. 1990 Stock Option and Restricted
                    Stock Plan (incorporated by reference to Appendix A to The
                    Vons Companies, Inc. Proxy Statement for its May 17, 1990
                    Annual Meeting of Shareholders).

Exhibit 10(iii).14* Amendment, dated February 17, 1993, to The Vons Companies,
                    Inc. 1990 Stock Option and Restricted Stock Plan
                    (incorporated by reference to Exhibit 10.13.1 to The Vons
                    Companies, Inc. Form 10-Q for the quarterly period ended
                    March 28, 1993).

Exhibit 10(iii).15* Amendment, effective as of December 13, 1996, to The Vons
                    Companies, Inc. 1990 Stock Option and Restricted Stock Plan
                    (incorporated by reference to Exhibit 10.7.2 to The Vons
                    Companies, Inc. Form 10-K for the fiscal year ended December
                    29, 1996).

Exhibit 10(iii).16* Form of Amendments, dated April 8, 1997, to The Vons
                    Companies, Inc. Management Stock Option Plan and The Vons
                    Companies, Inc. 1990 Stock Option and Restricted Stock Plan
                    (incorporated by reference to Exhibit 4.5 to Registrant's
                    Form S-4 filed on March 5, 1997).

                         SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 11.1 Computation of Earnings Per Share (incorporated by reference to page 38 of the Company's 1997 Annual Report to Stockholders).

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1 Registrant's 1997 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                    Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 22.1        Schedule of Subsidiaries.

Exhibit 23.1        Independent Auditors' Consent.

Exhibit 27          Financial Data Schedule (electronic filing only).

--------------
* Management contract, or compensatory plan or arrangement.


(b) REPORTS ON FORM 8-K:

On September 10, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on that day it had completed an underwritten offering of $200 million aggregate principal amount of its 6.85% Senior Notes due 2004, $250 million aggregate principal amount of its 7.00% Senior Notes due 2007, and $150 million aggregate principal amount of its 7.45% Senior Debentures due 2027 under its Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 4, 1997 (File no. 333-32741).

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Steven A. Burd                                   Date:  March 24, 1998
------------------------                                   ---------------------
      SAFEWAY INC.
      Steven A. Burd
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Julian C. Day                               /s/ David F. Bond
------------------                              -----------------
Julian C. Day                                   David F. Bond
Executive Vice President and                    Senior Vice President
Chief Financial Officer                         Finance and Control
Date: March 24, 1998                            Date: March 24, 1998

      Director                                      Date
      --------                                      ----
/s/Steven A. Burd                               March 24, 1998
-----------------                               --------------
Steven A. Burd


/s/ Sam Ginn                                    March 24, 1998
------------                                    --------------
Sam Ginn


/s/ James H. Greene, Jr.                        March 24, 1998
------------------------                        --------------
James H. Greene, Jr.


/s/ Paul Hazen                                  March 24, 1998
--------------                                  --------------
Paul Hazen


/s/ Henry R. Kravis                             March 24, 1998
--------------------------                      --------------
Henry R. Kravis


/s/ Robert I. MacDonnell                        March 24, 1998
--------------------------                      --------------
Robert I. MacDonnell


/s/ Peter A. Magowan                            March 24, 1998
--------------------                            --------------
Peter A. Magowan


/s/ George R. Roberts                           March 24, 1998
---------------------                           --------------
George R. Roberts


/s/ Michael T. Tokarz                           March 24, 1998
---------------------                           --------------
Michael T. Tokarz

                         SAFEWAY INC, AND SUBSIDIARIES


                                  Exhibit Index


              LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD
                              ENDED JANUARY 3, 1998


Exhibit 4(i).3 Supplemental Indenture dated as of September 4, 1997 between the Company and The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities.

Exhibit 4(i).6 Supplemental Indenture dated as of September 4, 1997 between the Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007.

Exhibit 4(i).7 Supplemental Indenture dated as of September 4, 1997 between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities.

Exhibit 4(i).9 Supplemental Indenture dated as of September 4, 1997 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company's Debt Securities.

Exhibit 4(i).13 Common Stock Purchase Warrants to purchase 14,148,969 shares of Safeway Inc. common stock.

Exhibit 10(iii).7 Second Amendment to the Operating Performance Bonus Plan for Executive Officers of Safeway Inc. dated October 7, 1997 and Third Amendment to the Operating Performance Bonus Plan for Executive Officers of Safeway Inc. dated March 10, 1988.


Exhibit 10(iii).8 The Capital Performance Bonus Plan for Executive Officers of Safeway Inc.

Exhibit 11.1 Computation of Earnings Per Share (incorporated by reference to page 38 of the Company's 1997 Annual Report to Stockholders).

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 13.1 Registrant's 1997 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                    Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 22.1        Schedule of Subsidiaries

Exhibit 23.1        Independent Auditors' Consent.

Exhibit 27          Financial Data Schedule (electronic filing only)