Form 10-K/A
period 1998-01-03
SAFEWAY INC
filed 1998-04-10
CIK 86144

================================================================================

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .


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

                          SAFEWAY INC. AND SUBSIDIARIES


PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8 of Registrant's Form 10-K for the fiscal year ended January 3, 1998:

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

Exhibit 4(i).3 Indenture dated as of November 20, 1991 between the Company and The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated November 13, 1991), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).3 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).4 Form of Officers' Certificate establishing the terms of the 10% Senior Subordinated Notes due December 1, 2001, including the form of Note (incorporated by reference to Exhibit 4.4 of Registrant's Form 8-K dated November 13,
                     1991).

Exhibit 4(i).5 Form of Officers' Certificate establishing the terms of the 9.65% Senior Subordinated Debentures due January 15, 2004, including the form of Debenture (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated January 15,
                     1992).

Exhibit 4(i).6 Indenture dated as of February 1, 1992 between the Company and The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 of Registrant's Form 10-K for the year ended December 28, 1991), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).6 of Registrant's Form 10-K for the fiscal year ended January 3,
                     1998).

Exhibit 4(i).7 Indenture dated as of March 15, 1992 between the Company and Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).7 of Registrant's Form 10-K for the fiscal year ended January 3,
                     1998).

Exhibit 4(i).8 Form of Officers' Certificate establishing the terms of the 9.35% Senior Subordinated Notes due March 15, 1999 and the 9.875% Senior Subordinated Debentures due March 15, 2007, including the form of Note and form of Debenture (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated March 17, 1992).

Exhibit 4(i).9 Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 of Registrant's Form 10-K for the fiscal year ended January 3,
                     1998).

Exhibit 4(i).10 Form of Officers' Certificate relating to the Company's Fixed Rate Medium-Term Notes and the Company's Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of Registrant's Form 8-K dated September 16, 1992).

Exhibit 4(i).11 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s Medium-Term Notes entitled 10% Senior Notes due November 1, 2002, including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated November 5, 1992).

Exhibit 4(i).12 Form of Officers' Certificate establishing the terms of a separate series of Safeway Inc.'s Medium-Term Notes entitled Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated June 1,
                     1993).

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).13 Common Stock Purchase Warrants to purchase 14,148,969 shares of Safeway Inc. common stock (incorporated by reference to Exhibit 4(i).13 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

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

Exhibit 10(iii).7* Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1, 1994); First Amendment thereto dated January 1, 1997. (incorporated by reference to Exhibit 110(iii).12 of Registrant's Form 10-K for the year ended December 28,
                     1996); Second Amendment thereto dated October 7, 1997; and Third Amendment thereto dated March 10, 1998 (incorporated by reference to Exhibit 10(iii).7 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

Exhibit 10(iii).8* Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

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

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 11.1 Computation of Earnings Per Share (incorporated by reference to page 38 of the Company's 1997 Annual Report to Stockholders).

Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

Exhibit 13.1 Registrant's 1997 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                     Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above) (incorporated by reference to Exhibit 13.1 of Registrant's Form 10-K for the fiscal year ended January 3,
                     1998).

Exhibit 22.1         Schedule of Subsidiaries (incorporated by reference to
                     Exhibit 22.1 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

Exhibit 23.1         Independent Auditors' Consent (incorporated by reference to
                     Exhibit 23.1 of Registrant's Form 10-K for the fiscal year ended January 3, 1998).

Exhibit 27.1 Financial Data Schedule for fiscal year ended January 3, 1998 (electronic filing only).

Exhibit 27.2 Restated Financial Data Schedule for fiscal year ended December 28, 1996 (electronic filing only).

Exhibit 27.3 Restated Financial Data Schedule for fiscal year ended December 30, 1995 (electronic filing only).

Exhibit 27.4 Restated Financial Data Schedule for fiscal quarter ended March 22, 1997 (electronic filing only).

Exhibit 27.5 Restated Financial Data Schedule for fiscal quarter ended June 14, 1997 (electronic filing only).

Exhibit 27.6 Restated Financial Data Schedule for fiscal quarter ended September 6, 1997 (electronic filing only).

Exhibit 27.7 Restated Financial Data Schedule for fiscal quarter ended March 23, 1996 (electronic filing only).

Exhibit 27.8 Restated Financial Data Schedule for fiscal quarter ended June 15 1996 (electronic filing only).

Exhibit 27.9 Restated Financial Data Schedule for fiscal quarter ended September 7, 1996 (electronic filing only).

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

       /s/ David F. Bond                            Date:  April 10, 1998
       -----------------------------                       ---------------------
       David F. Bond
       Senior Vice President
       Finance and Control
       Date:  April 10, 1998

                          SAFEWAY INC. AND SUBSIDIARIES


                                  Exhibit Index


             LIST OF EXHIBITS FILED WITH FORM 10-K/A FOR THE PERIOD
                              ENDED JANUARY 3, 1998



Exhibit 27.1 Financial Data Schedule for fiscal year ended January 3, 1998 (electronic filing only).

Exhibit 27.2 Restated Financial Data Schedule for fiscal year ended December 28, 1996 (electronic filing only).

Exhibit 27.3 Restated Financial Data Schedule for fiscal year ended December 30, 1995 (electronic filing only).

Exhibit 27.4 Restated Financial Data Schedule for fiscal quarter ended March 22, 1997 (electronic filing only).

Exhibit 27.5 Restated Financial Data Schedule for fiscal quarter ended June 14, 1997 (electronic filing only).

Exhibit 27.6 Restated Financial Data Schedule for fiscal quarter ended September 6, 1997 (electronic filing only).

Exhibit 27.7 Restated Financial Data Schedule for fiscal quarter ended March 23, 1996 (electronic filing only).

Exhibit 27.8 Restated Financial Data Schedule for fiscal quarter ended June 15 1996 (electronic filing only).

Exhibit 27.9 Restated Financial Data Schedule for fiscal quarter ended September 7, 1996 (electronic filing only).