Form 10-Q
period 1998-03-28
SAFEWAY INC
filed 1998-05-12
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1998


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                        For the transition period from to


                           Commission file number 1-41


                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)


             Delaware                                   94-3019135
             --------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

          5918 Stoneridge Mall Rd.
            Pleasanton, California                       94588-3229
            ----------------------                       ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (925) 467-3000
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


          As of May 1, 1998 there were issued and outstanding 480.6 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


PART I       FINANCIAL INFORMATION (UNAUDITED)                                    Page
ITEM 1.      FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets as of
             March 28, 1998 and January 3, 1998                                    3
             Condensed Consolidated Statements of Income
             for the 12 weeks ended March 28, 1998 and
             March 22, 1997                                                        5
             Condensed Consolidated Statements of Cash
             Flows for the 12 weeks ended March 28, 1998
             and March 22, 1997                                                    6

             Notes to the Condensed Consolidated Financial Statements              7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                   9

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                    11

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                     12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                         SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                              March 28,     January 3,
                                                                1998           1998
                                                             ----------     ----------
ASSETS

Current assets:
  Cash and equivalents                                       $     34.7     $     77.2
  Receivables                                                     178.8          180.8
  Merchandise inventories                                       1,646.4        1,613.2
  Prepaid expenses and other current assets                       185.0          158.5
                                                             ----------     ----------
  Total current assets                                          2,044.9        2,029.7
                                                             ----------     ----------


Property                                                        6,732.2        6,681.7
  Less accumulated depreciation and amortization               (2,628.4)      (2,566.4)
                                                             ----------     ----------
  Property, net                                                 4,103.8        4,115.3

Goodwill, net of accumulated amortization
  of $168.8 and $157.0                                          1,837.1        1,824.7
Prepaid pension costs                                             346.7          341.4
Investments in unconsolidated affiliates                          105.5           97.7
Other assets                                                       99.2           85.1
                                                             ----------     ----------


Total assets                                                 $  8,537.2     $  8,493.9
                                                             ==========     ==========


(Continued)

                         SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              March 28,     January 3,
                                                                1998           1998
                                                             ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                           $    295.5     $    277.4
  Current obligations under capital leases                         22.0           22.0
  Accounts payable                                              1,210.0        1,391.8
  Accrued salaries and wages                                      253.9          310.5
  Other accrued liabilities                                       563.1          536.9
                                                             ----------     ----------

  Total current liabilities                                     2,344.5        2,538.6
                                                             ----------     ----------
Long-term debt:
  Notes and debentures                                          2,872.7        2,817.8
  Obligations under capital leases                                225.3          223.1
                                                             ----------     ----------

  Total long-term debt                                          3,098.0        3,040.9

Deferred income taxes                                             280.2          297.0
Accrued claims and other liabilities                              473.0          468.4
                                                             ----------     ----------

Total liabilities                                               6,195.7        6,344.9
                                                             ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     750 shares authorized; 540.2 and 537.4
     shares outstanding                                             5.4            5.3
  Additional paid-in capital                                    2,492.2        2,467.4
  Cumulative translation adjustments                                1.0            0.6
  Retained earnings                                             1,479.8        1,315.0
                                                             ----------     ----------
                                                                3,978.4        3,788.3
     Less: Treasury stock at cost; 61.1 and 61.2 shares        (1,314.2)      (1,316.6)
           Unexercised warrants purchased                        (322.7)        (322.7)
                                                             ----------     ----------

  Total stockholders' equity                                    2,341.5        2,149.0
                                                             ----------     ----------

Total liabilities and stockholders' equity                   $  8,537.2     $  8,493.9
                                                             ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             12 Weeks Ended
                                                      ---------------------------
                                                        March 28,      March 22,
                                                          1998           1997
                                                      -----------     -----------
Sales                                                 $   5,389.3     $   4,077.8
Cost of goods sold                                       (3,825.2)       (2,932.3)
                                                      -----------     -----------

     Gross profit                                         1,564.1         1,145.5

Operating and administrative expense                     (1,232.9)         (920.7)
                                                      -----------     -----------

     Operating profit                                       331.2           224.8

Interest expense                                            (52.9)          (38.7)
Equity in earnings of unconsolidated affiliates               5.8            17.2
Other income, net                                             1.3             0.8
                                                      -----------     -----------

     Income before income taxes                             285.4           204.1

Income taxes                                               (120.6)          (81.6)
                                                      -----------     -----------

Net income                                            $     164.8     $     122.5
                                                      ===========     ===========


Basic earnings per share                              $       0.34    $       0.28
                                                      ============    ============

Diluted earnings per share                            $       0.33    $       0.26
                                                      ============    ============



Weighted average shares outstanding - basic                 478.1           443.8
                                                      ============    ============

Weighted average shares outstanding - diluted               506.7           477.7
                                                      ============    ============


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                        12 Weeks Ended
                                                                     ---------------------
                                                                     March 28,    March 22,
                                                                       1998          1997
                                                                     --------     --------
CASH FLOW FROM OPERATIONS
Net income                                                           $  164.8     $  122.5
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                         116.9         80.7
  LIFO expense                                                             --          2.3
  Equity in undistributed earnings of unconsolidated affiliates          (5.8)       (17.2)
  Other                                                                 (25.5)        (7.6)
  Change in working capital items:
    Receivables and prepaid expenses                                    (23.4)       (16.9)
    Inventories at FIFO cost                                            (32.8)        42.6
    Payables and accruals                                              (204.9)      (143.0)
                                                                     --------     --------
      Net cash flow from (used by) operations                           (10.7)        63.4
                                                                     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                       (101.8)       (67.3)
Proceeds from sale of property                                            1.2         15.7
Other                                                                    (4.6)        (3.7)
                                                                     --------     --------
     Net cash flow used by investing activities                        (105.2)       (55.3)
                                                                     --------     --------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                       50.0         81.5
Payments on short-term borrowings                                      (111.0)       (12.0)
Additions to long-term borrowings                                       208.1         30.8
Payments on long-term borrowings                                        (79.8)      (167.9)
Net proceeds from exercise of stock options and warrants                  7.2          4.7
Other                                                                    (1.1)        (0.4)
                                                                     --------     --------
    Net cash flow from (used by) financing activities                    73.4        (63.3)
                                                                     --------     --------

Decrease in cash and equivalents                                        (42.5)       (55.2)

CASH AND EQUIVALENTS
    Beginning of period                                                  77.2         79.7
                                                                     --------     --------
    End of period                                                    $   34.7     $   24.5
                                                                     ========     ========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 28, 1998 and March 22, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 28, 1998 are not necessarily indicative of the results expected for the full year.

STOCK SPLIT

In January 1988, Safeway's Board of Directors authorized a two-for-one split of the Company's common stock. The stock split was effected by a distribution on February 25, 1998 of one additional share for each share owned by stockholders of record on February 10, 1998. Share and per-share amounts presented in the condensed consolidated financial statements and related notes have been restated to reflect the stock split.

MERGER WITH VONS

On April 8, 1997, Safeway acquired The Vons Companies, Inc. ("Vons") pursuant to which the Company issued 83.2 million shares of Safeway common stock for all the shares of Vons stock that it did not already own. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial results.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway did not record LIFO expense in the first quarter of 1998 reflecting management's expectation of little or no inflation for the full year. LIFO expense was $2.3 million in the first quarter of 1997. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.



NOTE B - FINANCING

Notes and debentures were composed of the following at March 28, 1998 and January 3, 1998 (in millions):


                                                                    March 28, 1998         January 3, 1998
                                                                    --------------         ---------------
                                                               Long-term       Current   Long-term    Current
                                                               ---------       -------   ---------    -------
Bank Credit Agreement, unsecured                              $    266.0                $    238.2
Commercial paper                                                 1,581.9                   1,473.5
9.30% Senior Secured Debentures due 2007                            24.3                      24.3
10% Senior Subordinated Notes due 2001, unsecured                   79.9                      79.9
9.875% Senior Subordinated Debentures due 2007, unsecured           24.2                      24.2
9.65% Senior Subordinated Debentures due 2004, unsecured            81.2                      81.2
9.35% Senior Subordinated Notes due 1999, unsecured                   --     $   66.7         66.7
7.45% Senior Debentures due 2027, unsecured                        150.0           --        150.0
7.00% Senior Notes due 2007, unsecured                             250.0           --        250.0
6.85% Senior Notes due 2004, unsecured                             200.0           --        200.0
10% Senior Notes due 2002, unsecured                                 6.1           --          6.1
Mortgage notes payable, secured                                     74.7         75.1         88.0   $   62.8
Other notes payable, unsecured                                     108.9          4.7        110.2        4.6
Medium-term notes, unsecured                                        25.5           --         25.5       --
Short-term bank borrowings, unsecured                               --          149.0         --        210.0
                                                              ----------   ----------   ----------   --------
                                                              $  2,872.7   $    295.5   $  2,817.8   $  277.4
                                                              ==========   ==========   ==========   ========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - NEW ACCOUNTING STANDARD

As required on January 4, 1998, Safeway adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all components of comprehensive income be reported prominently in the financial statements. For Safeway, other comprehensive income includes only foreign currency translation adjustments. Safeway's total comprehensive income for the first 12 weeks of 1998 and 1997 was as follows (in millions):


                                                             12 Weeks Ended
                                                             --------------
                                                   March 28, 1998        March 22, 1997
                                                   --------------        --------------
Net income                                             $  164.8             $  122.5

Foreign currency translation adjustments                    0.4                 (1.9)
                                                       --------             --------

Total comprehensive income                             $  165.2             $  120.6
                                                       ========             ========


NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma summary financial information combines the consolidated results of operations of Safeway and Vons as if the acquisition had occurred as of the beginning of 1997. The following pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective earlier (in millions, except per-share amounts):


                                                  12 Weeks Ended
                                                  --------------
                                          (Actual)               (Pro Forma)
                                       March 28, 1998           March 22, 1997
                                       --------------           --------------
Sales                                    $   5,389.3             $   5,329.3

Net income                               $     164.8             $     133.3

Diluted earnings per share               $      0.33             $      0.27


NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, provides information on significant claims and litigations in which the Company is involved. There have been no material changes in the information relating to those matters.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $164.8 million ($0.33 per share) for the first quarter ended March 28, 1998, compared to $122.5 million ($0.26 per share) for the first quarter of 1997. First-quarter sales increased 32% to $5.4 billion in 1998 from $4.1 billion in 1997 due primarily to the merger with Vons in the second quarter of 1997. Identical-store sales (which exclude replacement stores) increased 1.2%, while comparable-store sales increased 1.8%. These same-store sales comparisons were adversely affected by the timing of the Easter holiday.

Gross profit increased 39 basis points to 29.02% of sales in the first quarter of 1998 from combined pro forma gross profit of 28.63% in 1997, primarily due to improvements in buying practices and product mix. Safeway did not record LIFO expense in the first quarter of 1998 reflecting management's expectation of little or no inflation for the full year. Operating and administrative expense was 22.88% of sales in 1998, down 26 basis points from combined pro forma operating and administrative expense of 23.14% in 1997, reflecting increased sales and ongoing efforts to reduce or control expenses. Pro forma information is based on the 1997 combined historical financial statements of Safeway and Vons as if the merger had occurred at the beginning of the first quarter of 1997.

Interest expense for the first quarter was $52.9 million in 1998 compared to $38.7 million last year. Interest expense increased because of debt incurred to repurchase stock in conjunction with the Vons merger. Despite the large increase in interest expense, the quarterly interest coverage ratio (operating cash flow divided by interest expense) improved to an all-time high of 8.50 times in 1998. Operating cash flow, as defined on page 10, also reached an all-time high of 8.34% of sales in the first quarter of 1998. This compares to 7.97% in the first quarter of 1997.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $5.8 million in 1998, up from $5.0 million in 1997. First-quarter 1997 equity in earnings of unconsolidated affiliates also included $12.2 million for Safeway's 35% share of Vons' earnings. Safeway and Vons operating results were consolidated beginning with Safeway's second quarter of 1997.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations declined in the first quarter of 1998 compared to the same quarter of 1997 because of changes in working capital. The largest change was due to a decrease in accounts payable for payments related to increased capital expenditures.

Cash flow used by investing activities for the first 12 weeks of the year was $105.2 million in 1998, compared to $55.3 million in 1997, which is primarily the result of increased capital expenditures to open three new stores and to continue construction of a new distribution center in Maryland.

Financing activities provided cash flow of $73.4 million in the first quarter of the year which was used primarily to fund increased capital expenditures. Financing activities used cash of $63.3 million in the first quarter of 1997.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flow from operations as presented on the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense and income taxes. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those companies having different capital structures. Other companies may define operating cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                                                       12 Weeks Ended
                                                                                       --------------
                                                                              March 28,               March 22,
                                                                                1998                     1997
                                                                              ---------               ---------
               Income before income taxes                                       $285.4                 $204.1
               LIFO expense                                                       --                      2.3
               Interest expense                                                   52.9                   38.7
               Depreciation and amortization                                     116.9                   80.7
               Equity in earnings of unconsolidated affiliates
                                                                                  (5.8)                 (17.2)
                                                                                ------                 ------
               Operating cash flow                                              $449.4                 $308.6
                                                                                ------                 ------
               As a percent of sales                                              8.34%                  7.57%
                                                                                ------                 ------

               As a multiple of interest expense                                  8.50x                  7.97x
                                                                                ======                 ======

Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and the Bank Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. The Bank Credit Agreement is used primarily as a backup facility to the commercial paper program.

CAPITAL EXPENDITURE PROGRAM

During the first quarter of 1998, Safeway invested $105.5 million in capital expenditures and opened three new stores. The Company expects to spend approximately $950 million in 1998 and plans to open 40 to 45 new stores, complete more than 200 remodels and finish the construction of the Maryland distribution center.

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

                          SAFEWAY INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, provides information on significant claims and litigations in which the Company is involved. There have been no material changes in the information relating to those matters.



                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 6(A).  EXHIBITS

Exhibit 11.1     Computation of Earnings Per Share.

Exhibit 12.1     Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1     Financial Data Schedule (electronic filing only).


ITEM 6(B).  REPORTS ON FORM 8-K


On February 24, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that its wholly owned subsidiary, The Vons Companies, Inc., had settled all claims asserted against it by Foodmaker, Inc. and various Jack In The Box franchisees in the "Hamburger Patty Cases" arising out of the 1993 E. coli food borne illness outbreak in the Pacific Northwest.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 8, 1998                       \s\ Steven A. Burd
      ------------------                 -------------------------------------
                                         Steven A. Burd
                                         President and Chief Executive Officer

Date: May 8, 1998                        \s\ Julian C. Day
      ------------------                 --------------------------------------
                                         Julian C. Day
                                         Executive Vice President and Chief
                                         Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX




              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 28, 1998



Exhibit 11.1      Computation of Earnings Per Share

Exhibit 12.1      Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1      Financial Data Schedule (electronic filing only)