Form 10-Q
period 1998-06-20
SAFEWAY INC
filed 1998-08-03
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                   (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 20, 1998


                                       OR


       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________


                           Commission file number 1-41


                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                             94-3019135
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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


       As of July 24, 1998 there were issued and outstanding 481.6 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


       PART I              FINANCIAL INFORMATION (UNAUDITED)                                             Page
       ------              ---------------------------------                                             ----
       ITEM 1.             FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets as of June 20, 1998 and January 3,        3
                               1998
                           Condensed Consolidated Statements of Income for the 12 and 24 weeks ended       5
                               June 20, 1998 and June 14, 1997
                           Condensed Consolidated Statements of Cash Flows for the 24 weeks ended          6
                               June 20, 1998 and June 14, 1997
                           Notes to the Condensed Consolidated Financial Statements                        7

       ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS        11
                           OF OPERATIONS

       PART II             OTHER INFORMATION

       ITEM 1.             LEGAL PROCEEDINGS                                                              14

       ITEM 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            14

       ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                        June 20,       January 3,
                                                         1998             1998
                                                       --------        --------
ASSETS

Current assets:
  Cash and equivalents                                 $     55.8      $     77.2
  Receivables                                               164.2           180.8
  Merchandise inventories                                 1,600.9         1,613.2
  Prepaid expenses and other current assets                 196.7           158.5
                                                       ----------      ----------

  Total current assets                                    2,017.6         2,029.7
                                                       ----------      ----------


Property                                                  6,865.4         6,681.7
  Less accumulated depreciation and amortization         (2,669.4)       (2,566.4)
                                                       ----------      ----------
  Property, net                                           4,196.0         4,115.3

Goodwill, net of accumulated amortization
  of $179.4 and $157.0                                    1,832.9         1,824.7
Prepaid pension costs                                       350.2           341.4
Investment in unconsolidated affiliates                     109.1            97.7
Other assets                                                 81.2            85.1
                                                       ----------      ----------


Total assets                                           $  8,587.0      $  8,493.9
                                                       ==========      ==========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           June 20,       January 3,
                                                                             1998            1998
                                                                          ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                                        $    324.5      $    277.4
  Current obligations under capital leases                                      21.9            22.0
  Accounts payable                                                           1,303.7         1,391.8
  Accrued salaries and wages                                                   265.3           310.5
  Other accrued liabilities                                                    510.0           536.9
                                                                          ----------      ----------

  Total current liabilities                                                  2,425.4         2,538.6
                                                                          ----------      ----------
Long-term debt:
  Notes and debentures                                                       2,642.3         2,817.8
  Obligations under capital leases                                             218.8           223.1
                                                                          ----------      ----------

  Total long-term debt                                                       2,861.1         3,040.9

Deferred income taxes                                                          268.4           297.0
Accrued claims and other liabilities                                           472.7           468.4
                                                                          ----------      ----------

Total liabilities                                                            6,027.6         6,344.9
                                                                          ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 541.9 and 537.4
     shares issued                                                               5.4             5.3
  Additional paid-in capital                                                 2,521.6         2,467.4
  Cumulative translation adjustments                                            (8.8)            0.6
  Retained earnings                                                          1,672.9         1,315.0
                                                                          ----------      ----------
                                                                             4,191.1         3,788.3
                 Less: Treasury stock at cost; 60.9 and 61.2 shares         (1,309.0)       (1,316.6)
                       Unexercised warrants purchased                         (322.7)         (322.7)
                                                                          ----------      ----------

  Total stockholders' equity                                                 2,559.4         2,149.0
                                                                          ----------      ----------

Total liabilities and stockholders' equity                                $  8,587.0      $  8,493.9
                                                                          ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               12 Weeks Ended                    24 Weeks Ended
                                                        ---------------------------       -----------------------------
                                                          June 20,         June 14,         June 20,         June 14,
                                                            1998             1997             1998             1997
                                                        -----------      -----------      ------------      -----------
Sales                                                   $   5,583.3      $   5,249.2      $   10,972.6      $   9,327.0
Cost of goods sold                                         (3,961.1)        (3,743.9)         (7,786.3)        (6,676.2)
                                                        -----------      -----------      ------------      -----------

     Gross profit                                           1,622.2          1,505.3           3,186.3          2,650.8

Operating and administrative expense                       (1,241.3)        (1,207.3)         (2,474.2)        (2,128.0)
                                                        -----------      -----------      ------------      -----------

     Operating profit                                         380.9            298.0             712.1            522.8

Interest expense                                              (51.5)           (62.7)           (104.4)          (101.4)
Equity in earnings of unconsolidated affiliates                 4.6              4.3              10.4             21.5
Other income, net                                               0.4              0.6               1.7              1.4
                                                        -----------      -----------      ------------      -----------

     Income before income taxes
        and extraordinary loss                                334.4            240.2             619.8            444.3

Income taxes                                                 (141.2)          (106.1)           (261.8)          (187.7)
                                                        -----------      -----------      ------------      -----------

     Income before extraordinary loss                         193.2            134.1             358.0            256.6

Extraordinary loss related to early retirement of
     debt, net of income tax benefit                           --               (4.2)             --               (4.2)
                                                        -----------      -----------      ------------      -----------

Net income                                              $     193.2      $     129.9      $      358.0      $     252.4
                                                        -----------      -----------      ------------      -----------

Basic earnings per share:
      Income before extraordinary loss                  $      0.40      $      0.29      $       0.75      $      0.57
      Extraordinary loss                                       --              (0.01)            --               (0.01)
                                                        -----------      -----------      ------------      -----------
      Net income                                        $      0.40      $      0.28      $       0.75      $      0.56
                                                        ===========      ============     =============     ===========

Diluted earnings per share:
      Income before extraordinary loss                  $      0.38      $      0.27      $       0.71      $      0.52
      Extraordinary loss                                       --              (0.01)            --               (0.01)
                                                        -----------      -----------      ------------      -----------
      Net income                                        $      0.38      $      0.26      $       0.71      $      0.51
                                                        ===========      ============     =============     ===========

Weighted average shares outstanding - basic                   480.2            464.7             479.2            453.9
                                                        ===========      ============     =============     ===========

Weighted average shares outstanding - diluted                 508.2            500.6             507.4            490.4
                                                        ===========      ============     =============     ===========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                          24 Weeks Ended
                                                                      -----------------------
                                                                      June 20,        June 14,
                                                                        1998           1997
                                                                      --------      ---------
CASH FLOW FROM OPERATIONS
Net income                                                            $  358.0      $    252.4
Reconciliation to net cash flow from operations:
  Extraordinary loss related to the early retirement of debt,
    before income tax benefit                                                              7.0
  Depreciation and amortization                                          234.9           192.9
  LIFO expense                                                             2.3             2.3
  Equity in undistributed earnings of unconsolidated affiliates          (10.4)          (21.5)
  Other                                                                  (13.4)           37.3
  Change in working capital items:
    Receivables and prepaid expenses                                     (21.7)           27.0
    Inventories at FIFO cost                                               1.8           144.0
    Payables and accruals                                               (144.5)         (294.2)
                                                                      --------      ----------
      Net cash flow from operations                                      407.0           347.2
                                                                      --------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                        (300.7)         (181.7)
Proceeds from sale of property                                             8.1            13.2
Net cash acquired in acquisition of The Vons Companies, Inc.              --              57.6
Other                                                                     (6.6)           17.1
                                                                      --------      ----------
     Net cash flow used by investing activities                         (299.2)          (93.8)
                                                                      --------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                        90.0           257.5
Payments on short-term borrowings                                       (120.0)          (75.6)
Additions to long-term borrowings                                        295.0         1,621.5
Payments on long-term borrowings                                        (407.9)         (734.8)
Purchase of treasury stock                                                --          (1,376.0)
Net proceeds from exercise of stock options and warrants                  16.4            18.7
Premium paid on early retirement of debt                                  --              (5.4)
Other                                                                     (2.7)           (2.3)
                                                                      --------      ----------
    Net cash flow used by financing activities                          (129.2)         (296.4)
                                                                      --------      ----------

Decrease in cash and equivalents                                         (21.4)          (43.0)

CASH AND EQUIVALENTS
    Beginning of period                                                   77.2            79.7
                                                                      --------      ----------
    End of period                                                     $   55.8      $     36.7
                                                                      ========      ==========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 20, 1998 and June 14, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 20, 1998 are not necessarily indicative of the results expected for the full year.

STOCK SPLIT

In January 1998, Safeway's Board of Directors authorized a two-for-one split of the Company's common stock. The stock split was effected by a distribution on February 25, 1998 of one additional share for each share owned by stockholders of record on February 10, 1998. Share and per-share amounts presented in the condensed consolidated financial statements and related notes have been restated to reflect the stock split.

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

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense of $2.3 million during the first 24 weeks of both 1998 and 1997, reflecting management's expectation of low inflation for the full year. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - NEW ACCOUNTING STANDARDS

As required in the first quarter of 1998, Safeway adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that a company report, by major components and as a single total, the change in its net assets during the period from nonowner sources. For Safeway, other comprehensive income includes only foreign currency translation adjustments. Safeway's total comprehensive income was as follows (in millions):


                                                       12 Weeks Ended                     24 Weeks Ended
                                                       --------------                     --------------

                                              June 20, 1998    June 14, 1997     June 20, 1998    June 14, 1997
                                              -------------    -------------     -------------    -------------
Net income                                        $193.2           $129.9           $358.0           $252.4

Foreign currency translation adjustments            (9.8)            (1.5)            (9.4)            (3.4)
                                                  ------           ------           ------           ------

Total comprehensive income                        $183.4           $128.4           $348.6           $249.0
                                                  ======           ======           ======           ======

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This statement is effective for Safeway's fiscal year ending January 2, 1999.

In March 1998, the American Institute of Certified Public Accountants finalized Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. The new SOP requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. This SOP is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - FINANCING

Notes and debentures were composed of the following at June 20, 1998 and January 3, 1998 (in millions):

                                                               June 20, 1998               January 3, 1998
                                                               -------------               ---------------
                                                          Long-term      Current       Long-term       Current
                                                          ---------      --------      ---------       --------
Bank Credit Agreement, unsecured                          $  110.3                      $  238.2
Commercial paper                                           1,520.2                       1,473.5
9.30% Senior Secured Debentures due 2007                      24.3                          24.3
10% Senior Subordinated Notes due 2001, unsecured             79.9                          79.9
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                 24.2                          24.2
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                 81.2                          81.2
9.35% Senior Subordinated Notes due 1999,
    unsecured                                                   --       $   66.7           66.7
7.45% Senior Debentures due 2027, unsecured                  150.0             --          150.0
7.00% Senior Notes due 2007, unsecured                       250.0             --          250.0
6.85% Senior Notes due 2004, unsecured                       200.0             --          200.0
10% Senior Notes due 2002, unsecured                           6.1             --            6.1
Mortgage notes payable, secured                               73.9           72.9           88.0       $   62.8
Other notes payable, unsecured                                96.7            4.9          110.2            4.6
Medium-term notes, unsecured                                  25.5             --           25.5             --
Short-term bank borrowings, unsecured                           --          180.0             --          210.0
                                                          --------       --------       --------       --------
                                                          $2,642.3       $  324.5       $2,817.8       $  277.4
                                                          ========       ========       ========       ========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma summary financial information for the 24 week period ended June 14, 1997 combines the consolidated results of operations of Safeway and Vons as if the acquisition had occurred as of the beginning of 1997. The following pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective earlier (in millions, except per-share amounts):


                                                            24 Weeks Ended
                                                            --------------
                                                      (Actual)        (Pro Forma)
                                                    June 20, 1998    June 14, 1997
                                                    -------------    -------------
Sales                                                $ 10,972.6       $ 10,578.5
Income before extraordinary loss                     $    358.0       $    267.4
Net income                                           $    358.0       $    263.2
Diluted earnings per share:
  Income before extraordinary loss                   $     0.71       $     0.53
  Net income                                         $     0.71       $     0.52


NOTE E - CONTINGENCIES

LEGAL MATTERS

Safeway Inc. (the "Company") previously reported in Note K to its consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, information concerning the 1996 purported class action alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On May 19, 1998, the California Court of Appeal affirmed the Superior Court's May 1997 dismissal of the case. Plaintiffs' request for rehearing by the Court of Appeal was denied on June 12, 1998. On June 26, 1998, plaintiffs filed a petition for review by the California Supreme Court.

On July 10, 1998, Safeway was served with a new case filed in the Superior Court for Alameda County, California by the same attorney that handled the purported class action described in the preceding paragraph. The new complaint asserts allegations that are generally similar to those in the case described above, and seeks damages of $5,000 per plaintiff, plus interest, and punitive damages. It purports to be filed on behalf of approximately 23,000 individual plaintiffs. The claims made in the new case are substantially the same as those considered and rejected by the Court of Appeal in its ruling in Safeway's favor in the case described above. Because of the substantial similarity of the claims in this suit and the case that has been dismissed, and the basis for the affirmance by the Court of Appeal, the Company believes that the claims are without merit and intends to defend itself vigorously.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $193.2 million ($0.38 per share) for the second quarter ended June 20, 1998, compared to $129.9 million ($0.26 per share) in 1997. In the second quarter of 1997, Safeway incurred an extraordinary loss of $4.2 million ($0.01 per share) for the early retirement of debt. In addition, Safeway was engaged in a 75-day labor dispute affecting 74 stores in the Alberta, Canada operating area which reduced second-quarter 1997 net income by approximately $0.04 per share.

Second-quarter sales increased 6.4% to $5.6 billion in 1998 from $5.2 billion in 1997, primarily because of strong store operations and the effect of the 1997 strike in Alberta. Identical-store sales (which exclude replacement stores) increased 7.4%, while comparable-store sales increased 8.0%. The Company believes that the combined impact of the Alberta strike and the timing of the Easter holiday increased same-store sale comparisons by approximately 3.4 percentage points.

Gross profit increased 37 basis points to 29.05% of sales in the second quarter of 1998 from 28.68% in 1997, due primarily to continuing improvements in buying practices and product mix. This improvement was partially offset by promotional spending, including the introduction of the Safeway Club Card in a number of operating areas. LIFO expense was $2.3 million in the second quarter of 1998. No LIFO expense was recorded in the second quarter of 1997.

Operating and administrative expense declined 77 basis points to 22.23% of sales in the second quarter of 1998 compared to 23.00% in 1997, reflecting increased sales, ongoing efforts to reduce or control expenses and the impact of the 1997 Alberta strike.

Interest expense declined to $51.5 million in the second quarter of 1998 from $62.7 million last year, primarily due to the debt refinancing in the third quarter of 1997. The combination of lower interest expense and strong operating results increased the interest coverage ratio (operating cash flow divided by interest expense) to an all-time high of 9.74 times in the second quarter of 1998. For the first 24 weeks of the year, interest expense was $104.4 million compared to $101.4 million in 1997.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $4.6 million in the second quarter of 1998 compared to $4.3 million in the second quarter of 1997. For the first two quarters of 1998, equity in earnings of Casa Ley was $10.4 million. In the first two quarters of 1997 the Company recorded equity in earnings of unconsolidated affiliates of $21.5 million, which included $12.2 million recognized in the first quarter of 1997 for Safeway's share of Vons' earnings.

Safeway and Vons merged at the beginning of the second quarter of 1997. Consequently, Safeway's income statement for the first 24 weeks of 1998 includes Vons' operating results for the entire period, while the income statement for the first 24 weeks of 1997 includes Vons' operating results for the second quarter plus the effect of Safeway's 34.4% equity interest in Vons for the first quarter. The following discussion compares results for the first 24 weeks of 1998 with pro forma results for the same period in 1997, as if Safeway and Vons had merged at the beginning of 1997. For the first 24 weeks of the year, sales increased to $11.0 billion in 1998 from pro forma sales of $10.6 billion in 1997. The gross profit margin improved 39 basis points to 29.04% in 1998 from a pro forma gross profit margin of 28.65% in 1997. Operating and administrative expense improved 52 basis points to 22.55% of sales in 1998 from pro forma expense of 23.07% in 1997.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $407.0 million in the first 24 weeks of 1998 compared to $347.2 million in 1997. This increase is due to higher results from operations, which was partially offset by a greater usage of cash for working capital purposes in 1998 over 1997. Working capital (excluding cash and debt) at quarter-end in 1998 was a deficit of $117.2 million compared to a $147.6 million deficit at the 1997 quarter end.

Cash flow used for investing activities for the first 24 weeks of the year was $299.2 million in 1998, compared to $93.8 million in 1997, which is primarily the result of increased capital expenditures to open 13 new stores and to continue construction of a new distribution center in Maryland.

Cash flow used by financing activities was $129.2 million in the first two quarters of the year, primarily due to paydowns of long-term debt. In the first 24 weeks of 1997, financing activities used cash flow of $296.4 million, primarily to purchase treasury stock, which was partially offset by long-term borrowings.

Net cash flow from operations as presented in the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense and income taxes. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those of companies having different capital structures. Other companies may define operating cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows (dollars in millions):

                                                   12 Weeks Ended                     24 Weeks Ended
                                                   --------------                     --------------
                                          June 20, 1998     June 14, 1997    June 20, 1998     June 14, 1997
                                          -------------     -------------    -------------     -------------
Income before income taxes and
     extraordinary loss                      $ 334.4           $ 240.2           $ 619.8           $ 444.3
LIFO expense                                     2.3                --               2.3               2.3
Interest expense                                51.5              62.7             104.4             101.4
Depreciation and amortization                  118.0             112.2             234.9             192.9
Equity in earnings of unconsolidated
     affiliates                                 (4.6)             (4.3)            (10.4)            (21.5)
                                             -------           -------           -------           -------
Operating cash flow                          $ 501.6           $ 410.8           $ 951.0           $ 719.4
                                             =======           =======           =======           =======
As a percent of sales                           8.98%             7.83%             8.67%             7.71%
                                             =======           =======           =======           =======
As a multiple of interest expense               9.74x             6.55x             9.11x             7.09x
                                             =======           =======           =======           =======

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

CAPITAL EXPENDITURE PROGRAM

During the first two quarters of 1998, Safeway invested $333.5 million in capital expenditures and opened 13 new stores. The Company expects to spend approximately $950 million in 1998, open about 40 new stores, complete more than 200 remodels and finish construction of the Maryland distribution center.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow and operating improvements, and are indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the Company's operating regions, including the rate of inflation, population, employment and job growth in the Company's markets; pricing pressures and other competitive factors, which could include pricing strategies, store openings and remodels; results of the Company's efforts to reduce costs; the ability to integrate and achieve operating improvements at Vons; increases in labor costs and deterioration in relations with the union bargaining units representing the Company's employees; issues arising from addressing year 2000 information technology issues; opportunities or acquisitions that the Company may pursue; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.

                          SAFEWAY INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Safeway Inc. (the "Company") previously reported in Note K to its consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, information concerning the 1996 purported class action alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On May 19, 1998, the California Court of Appeal affirmed the Superior Court's May 1997 dismissal of the case. Plaintiffs' request for rehearing by the Court of Appeal was denied on June 12, 1998. On June 26, 1998, plaintiffs filed a petition for review by the California Supreme Court.

On July 10, 1998, Safeway was served with a new case filed in the Superior Court for Alameda County, California by the same attorney that handled the purported class action described in the preceding paragraph. The new complaint asserts allegations that are generally similar to those in the case described above, and seeks damages of $5,000 per plaintiff, plus interest, and punitive damages. It purports to be filed on behalf of approximately 23,000 individual plaintiffs. The claims made in the new case are substantially the same as those considered and rejected by the Court of Appeal in its ruling in Safeway's favor in the case described above. Because of the substantial similarity of the claims in this suit and the case that has been dismissed, and the basis for the affirmance by the Court of Appeal, the Company believes that the claims are without merit and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 12, 1998 at which the stockholders voted on proposals as follows:

                                                                            Votes Against           Votes
                                                          Votes For          or Withheld          Abstained        Broker Non-Votes
                                                         -----------         -----------         -----------       ----------------
   Election of Directors:
       Steven A. Burd                                    416,965,728           2,780,245                 N/A                 N/A
       Robert I. MacDonnell                              416,896,070           2,849,903                 N/A                 N/A
       William Y. Tausher                                417,034,175           2,711,998                 N/A                 N/A

   Amend the Company's Restated Certificate
   of Incorporation to increase the total number
   of shares of the Company's Common Stock from 750
   million shares to 1.5 billion shares                  399,448,260          19,577,824             719,889                 -0-

   Adopt two amendments to the Operating
   Performance Bonus Plan for Executive Officers
   of Safeway                                            409,894,345           8,807,962           1,043,666                 -0-

   Adopt the Capital Performance Bonus Plan for
   Executive Officers of Safeway Inc.                    396,371,018          22,219,406           1,155,549                 -0-

   Adoption of stockholder proposal requesting
   the Board of Directors to take the necessary
   steps to provide for cumulative voting                147,778,196         233,686,155           1,442,918          36,838,704

   Ratification of appointment of Deloitte &
   Touche LLP as independent auditors for fiscal
   year 1998                                             399,775,300          10,874,331           9,096,362                 -0-

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 6(a).  EXHIBITS

Exhibit 3.1      Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc.

Exhibit 11.1     Computation of Earnings Per Share.

Exhibit 12.1     Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1     Financial Data Schedule (electronic filing only).


ITEM 6(b).  REPORTS ON FORM 8-K


The Company filed no Current Reports on Form 8-K during the second quarter of 1998.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  July 30, 1998                         /s/ Steven A. Burd
      ---------------------                  -----------------------------------
                                             Steven A. Burd
                                             Chairman, President
                                             and Chief Executive Officer

Date: July 30, 1998                          /s/ David F. Bond
      ---------------------                  -----------------------------------
                                             David F. Bond
                                             Senior Vice President
                                             Finance and Control

                          SAFEWAY INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 20, 1998



Exhibit 3.1     Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc.

Exhibit 11.1    Computation of Earnings Per Share

Exhibit 12.1    Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1    Financial Data Schedule (electronic filing only)