Form 10-Q
period 1998-09-12
SAFEWAY INC
filed 1998-10-19
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 12, 1998


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
           Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] As of October 13, 1998
          there were issued and outstanding 486.2 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I       FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.      FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheets as of September 12, 1998 and              3
                 January 3, 1998
             Condensed Consolidated Statements of Income for the 12 and 36 weeks ended       5
                 September 12, 1998 and September 6, 1997
             Condensed Consolidated Statements of Cash Flows for the 36 weeks ended          6
                 September 12, 1998 and September 6, 1997
             Notes to the Condensed Consolidated Financial Statements                        7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS        11
             OF OPERATIONS

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                              16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                               17

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                        September 12,       January 3,
                                                            1998               1998
                                                          --------           --------
ASSETS

Current assets:
  Cash and equivalents                                    $   51.8           $   77.2
  Receivables                                                166.8              180.8
  Merchandise inventories                                  1,576.9            1,613.2
  Prepaid expenses and other current assets                  191.4              158.5
                                                          --------           --------

  Total current assets                                     1,986.9            2,029.7
                                                          --------           --------


Property                                                   7,018.6            6,681.7
  Less accumulated depreciation and amortization          (2,753.3)          (2,566.4)
                                                          ========           ========
  Property, net                                            4,265.3            4,115.3

Goodwill, net of accumulated amortization
  of $190.2 and $157.0                                     1,819.1            1,824.7
Prepaid pension costs                                        350.0              341.4
Investment in unconsolidated affiliates                      105.5               97.7
Other assets                                                  76.6               85.1
                                                          --------           --------


Total assets                                              $8,603.4           $8,493.9
                                                          ========           ========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   September 12,       January 3,
                                                                       1998               1998
                                                                     --------           --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                                   $  291.7           $  277.4
  Current obligations under capital leases                               21.9               22.0
  Accounts payable                                                    1,286.0            1,391.8
  Accrued salaries and wages                                            280.5              310.5
  Other accrued liabilities                                             670.8              536.9
                                                                     --------           --------

  Total current liabilities                                           2,550.9            2,538.6
                                                                     --------           --------
Long-term debt:
  Notes and debentures                                                2,328.3            2,817.8
  Obligations under capital leases                                      212.2              223.1
                                                                     --------           --------

  Total long-term debt                                                2,540.5            3,040.9

Deferred income taxes                                                   264.1              297.0
Accrued claims and other liabilities                                    469.9              468.4
                                                                     --------           --------

Total liabilities                                                     5,825.4            6,344.9
                                                                     --------           --------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 486.0 and 476.2 shares
     issued,  after deducting 60.8 and 61.2 treasury shares               5.5                5.3
  Additional paid-in capital                                          1,245.5            1,150.8
  Unexercised warrants purchased                                       (322.7)            (322.7)
  Retained earnings                                                   1,866.7            1,315.0
  Cumulative translation adjustments                                    (17.0)               0.6
                                                                     --------           --------

  Total stockholders' equity                                          2,778.0            2,149.0
                                                                     --------           --------

Total liabilities and stockholders' equity                           $8,603.4           $8,493.9
                                                                     ========           ========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   12 Weeks Ended                           36 Weeks Ended
                                                            ------------------------------          -------------------------------
                                                             Sept. 12,           Sept. 6,            Sept. 12,             Sept. 6,
                                                               1998                1997                1998                 1997
                                                            ----------          ----------          ----------           ----------

Sales                                                       $  5,589.0          $  5,371.4          $ 16,561.6           $ 14,698.4
Cost of goods sold                                            (3,938.9)           (3,818.8)          (11,725.2)           (10,495.0)
                                                            ----------          ----------          ----------           ----------

     Gross profit                                              1,650.1             1,552.6             4,836.4              4,203.4

Operating and administrative expense                          (1,272.3)           (1,235.3)           (3,746.5)            (3,363.3)
                                                            ----------          ----------          ----------           ----------

     Operating profit                                            377.8               317.3             1,089.9                840.1

Interest expense                                                 (48.8)              (62.3)             (153.2)              (163.7)
Equity in earnings of unconsolidated affiliates                    6.3                 4.1                16.7                 25.6
Other income, net                                                  0.2                 0.7                 1.9                  2.1
                                                            ----------          ----------          ----------           ----------

     Income before income taxes
        and extraordinary loss                                   335.5               259.8               955.3                704.1

Income taxes                                                    (141.8)             (109.8)             (403.6)              (297.5)
                                                            ----------          ----------          ----------           ----------

     Income before extraordinary loss                            193.7               150.0               551.7                406.6

Extraordinary loss related to early retirement of
     debt, net of income tax benefit of $38.3 and $41.1             --               (59.9)                 --                (64.1)
                                                            ----------          ----------          ----------           ----------

Net income                                                  $    193.7          $     90.1          $    551.7           $    342.5
                                                            ==========          ==========          ==========           ==========

Basic earnings per share:
      Income before extraordinary loss                      $     0.40          $     0.32          $     1.15           $     0.89
      Extraordinary loss                                            --               (0.13)                 --                (0.14)
                                                            ==========          ==========          ==========           ==========
      Net income                                            $     0.40          $     0.19          $     1.15           $     0.75
                                                            ==========          ==========          ==========           ==========

Diluted earnings per share:
      Income before extraordinary loss                      $     0.38          $     0.30          $     1.09           $     0.82
      Extraordinary loss                                            --               (0.12)                 --                (0.13)
                                                            ----------          ----------          ----------           ----------
      Net income                                            $     0.38          $     0.18          $     1.09           $     0.69
                                                            ==========          ==========          ==========           ==========



Weighted average shares outstanding - basic                      483.6               467.5               480.6                458.5
                                                            ==========          ==========          ==========           ==========

Weighted average shares outstanding - diluted                    509.4               502.8               508.1                494.6
                                                            ==========          ==========          ==========           ==========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                              36 Weeks Ended
                                                                         -------------------------
                                                                        September 12,    September 6,
                                                                           1998             1997
                                                                         --------         --------
CASH FLOW FROM OPERATIONS
Net income                                                               $  551.7         $  342.5
Reconciliation to net cash flow from operations:
  Extraordinary loss related to the early retirement of debt,
    before income tax benefit                                                  --            105.2
  Depreciation and amortization                                             354.7            304.4
  LIFO expense                                                                4.6              2.3
  Equity in undistributed earnings of unconsolidated affiliates             (16.7)           (25.6)
  Other                                                                     (16.5)             4.0
  Change in working capital items:
    Receivables and prepaid expenses                                        (19.7)            28.9
    Inventories at FIFO cost                                                 16.6            115.7
    Payables and accruals                                                    45.8           (149.0)
                                                                         --------         --------
      Net cash flow from operations                                         920.5            728.4
                                                                         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                           (498.9)          (355.0)
Proceeds from sale of property                                               24.5             49.4
Net cash acquired in acquisition of The Vons Companies, Inc.                   --             57.2
Other                                                                         1.9             (9.3)
                                                                         --------         --------
     Net cash flow used by investing activities                            (472.5)          (257.7)
                                                                         --------         --------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                          140.0            277.5
Payments on short-term borrowings                                          (185.0)          (245.5)
Additions to long-term borrowings                                           342.2          3,188.2
Payments on long-term borrowings                                           (790.6)        (2,378.2)
Purchase of treasury stock                                                     --         (1,376.0)
Net proceeds from exercise of stock options and warrants                     25.2             31.7
Premium paid on early retirement of debt                                       --            (10.2)
Other                                                                        (5.2)            (5.8)
                                                                         --------         --------
    Net cash flow used by financing activities                             (473.4)          (518.3)
                                                                         --------         --------

Decrease in cash and equivalents                                            (25.4)           (47.6)

CASH AND EQUIVALENTS
    Beginning of period                                                      77.2             79.7
                                                                         --------         --------
    End of period                                                        $   51.8         $   32.1
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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 12, 1998 and September 6, 1997 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 12, 1998 are not necessarily indicative of the results expected for the full year.

MERGER WITH THE VONS COMPANIES, INC.

On April 8, 1997 Safeway acquired The Vons Companies, Inc. ("Vons") pursuant to which the Company issued 83.2 million shares of Safeway common stock for all the shares of Vons stock that it did not already own. Vons is now a wholly-owned subsidiary of Safeway, and as of the beginning of the second quarter of 1997, Safeway's consolidated financial statements include Vons' financial results.

PROPOSED ACQUISITION OF CARR-GOTTSTEIN FOODS COMPANY

On August 6, 1998 Safeway announced its agreement for a business combination with Carr-Gottstein Foods Company ("Carr's"), Alaska's largest retailer operating 49 stores throughout the state. Pursuant to the agreement, Safeway will acquire for cash all of the outstanding shares of Carr's for $12.50 per share, or a total of approximately $110 million. The acquisition will be accounted for as a purchase, and will be funded through the issuance of commercial paper. Completion of the transaction is subject to approval by Carr's shareholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act, and the receipt of applicable consents. The companies expect to complete the transaction in early 1999.

PROPOSED ACQUISITION OF DOMINICK'S SUPERMARKETS, INC.

On October 13, 1998 Safeway announced its agreement for a business combination with Dominick's Supermarkets, Inc. ("Dominick's"), the second largest grocery retailer in the greater Chicago metropolitan area with 112 stores and 1997 sales of $2.6 billion. Pursuant to the agreement, Safeway will acquire for cash all of the outstanding shares of Dominick's for $49 per share, or a total of approximately $1.2 billion, and assume approximately $646.2 million of Dominick's debt. The acquisition will be accounted for as a purchase, and will be funded with a combination of existing committed bank facilities and the issuance of commercial paper. Safeway may utilize borrowings under a credit facility with commercial banks from which Safeway has obtained a commitment letter for an additional availability of $500 million. Safeway may also choose to offer debt securities to the public on terms not yet determined. The transaction was unanimously approved by Dominick's board of directors.

On October 19, 1998 Safeway commenced a cash tender offer for all outstanding shares of Dominick's common stock. The tender offer is conditioned on the valid tender of a majority of Dominick's outstanding shares, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. The Yucaipa Companies and Apollo Advisors, whose affiliates own approximately 41% of the outstanding shares, have agreed to tender their shares into the tender offer, and have granted options to Safeway to acquire their shares under certain circumstances. Safeway and Dominick's plan to complete the transaction before year-end 1998.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense of $4.6 million and $2.3 million during the first 36 weeks of 1998 and 1997, reflecting management's expectation of low inflation for the full year. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.



NOTE B - NEW ACCOUNTING STANDARDS

Safeway adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. This Statement requires that a company report, by major components and as a single total, the change in its net assets during the period from nonowner sources. For Safeway, other comprehensive income includes only foreign currency translation adjustments. Safeway's total comprehensive income was as follows (in millions):


                                                       12 Weeks Ended                  36 Weeks Ended
                                                       --------------                  --------------
                                                September 12,   September 6,     September 12,   September 6,
                                                    1998            1997            1998             1997
                                                    ----            ----            ----             ----
Net income                                        $  193.7         $  90.1        $  551.7         $  342.5

Foreign currency translation adjustments              (8.2)            1.1           (17.6)            (2.3)
                                                  --------         -------        --------         --------
Total comprehensive income                        $  185.5         $  91.2        $  534.1         $  340.2
                                                  ========         =======        ========         ========

In the third quarter of 1998, Safeway adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines the types of costs that may be capitalized for computer software projects and requires that all other costs be expensed in the period incurred. SOP 98-1 states that in order for costs to be capitalized they must be intended to create a new system or add identifiable functionality to an existing system. Adoption of this statement did not have a material impact on the Company's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters in fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the Safeway's financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C - FINANCING

Notes and debentures were composed of the following at September 12, 1998 and January 3, 1998 (in millions):

                                                                September 12, 1998                   January 3, 1998
                                                             --------------------------         --------------------------
                                                             Long-term          Current         Long-term         Current
                                                             --------          --------         --------          --------
Bank Credit Agreement, unsecured                             $   77.1                           $  238.2
Commercial paper                                              1,256.0                            1,473.5
9.30% Senior Secured Debentures due 2007                         24.3                               24.3
10% Senior Subordinated Notes due 2001, unsecured                79.9                               79.9
9.875% Senior Subordinated Debentures due 2007,
    unsecured                                                    24.2                               24.2
9.65% Senior Subordinated Debentures due 2004,
    unsecured                                                    81.2                               81.2
9.35% Senior Subordinated Notes due 1999, unsecured                --          $   66.7             66.7
7.45% Senior Debentures due 2027, unsecured                     150.0                --            150.0
7.00% Senior Notes due 2007, unsecured                          250.0                --            250.0
6.85% Senior Notes due 2004, unsecured                          200.0                --            200.0
10% Senior Notes due 2002, unsecured                              6.1                --              6.1
Mortgage notes payable, secured                                  57.3              55.1             88.0          $   62.8
Other notes payable, unsecured                                   96.7               4.9            110.2               4.6
Medium-term notes, unsecured                                     25.5                --             25.5                --
Short-term bank borrowings, unsecured                              --             165.0               --             210.0
                                                             --------          --------         --------          --------
                                                             $2,328.3          $  291.7         $2,817.8          $  277.4
                                                             ========          ========         ========          ========


NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma summary financial information for the 36 week period ended September 6, 1997 combines the consolidated results of operations of Safeway and Vons as if the merger had occurred as of the beginning of 1997. The following pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the merger had been effective earlier (in millions, except per-share amounts):


                                                      36 Weeks Ended
                                                      --------------
                                               (Actual)            (Pro Forma)
                                            Sept. 12, 1998        Sept. 6, 1997
                                            --------------        -------------
Sales                                         $16,561.6             $15,949.9
Income before extraordinary loss                 $551.7                $417.4
Net income                                       $551.7                $353.3
Diluted earnings per share:
  Income before extraordinary loss                $1.09                 $0.83
  Net income                                      $1.09                 $0.70

                         SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - CONTINGENCIES

LEGAL MATTERS

Safeway previously reported in Note K to its consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, information concerning the 1996 purported class action alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On May 19, 1998, the California Court of Appeal affirmed the Superior Court's May 1997 dismissal of the case. Plaintiffs' request for rehearing by the Court of Appeal was denied on June 12, 1998. On August 12, 1998, plaintiffs' petition for review by the California Supreme Court was denied.

On July 10, 1998, Safeway was served with a new case filed in the Superior Court for Alameda County, California by the same attorney who handled the purported class action described in the preceding paragraph. Safeway filed a demurrer and plaintiffs filed an amended complaint. Safeway intends to demur to the amended complaint. The new complaint asserts allegations that are generally similar to those in the case described above, and seeks damages of $5,000 per plaintiff, plus interest, and punitive damages. It purports to be filed on behalf of approximately 21,500 individual plaintiffs. The claims made in the new case are very similar to those considered and rejected by the Court of Appeal in its ruling in Safeway's favor in the case described above. Because of the substantial similarity of the claims in this suit and the case that has been dismissed, and the basis for the affirmance by the Court of Appeal, the Company believes that the claims are without merit and intends to defend itself vigorously.

On September 13, 1996, a class action lawsuit entitled McCampbell et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought was not specified in the complaint. Plaintiffs have produced a damages study which purports to support damages in excess of $90 million attributable to Vons. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. On October 3, 1997, the Court issued an order certifying a class of retail purchasers of white chicken eggs by the dozen from defendants' stores within the Counties of Los Angeles, Riverside, San Bernardino, San Diego, Imperial and Orange during the period from September 13, 1992 to the present. On September 23, 1998 the Court denied defendants' motions for summary judgment. No trial date has been set, but it is expected that trial will occur in the first quarter of 1999. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $193.7 million ($0.38 per share) for the third quarter ended September 12, 1998, compared to income before extraordinary loss of $150.0 million ($0.30 per share) for the third quarter of 1997. In the third quarter of 1997, Safeway incurred an extraordinary loss of $59.9 million ($0.12 per share) related to the early retirement of debt which reduced net income to $90.1 million ($0.18 per share).

Third-quarter sales increased 4.1% to $5.6 billion in 1998 from $5.4 billion in 1997, primarily because of strong store operations. Identical-store sales (which exclude replacement stores) increased 4.2%, while comparable-store sales increased 4.8%.

Continuing improvement in buying practices and product mix helped increase gross profit 62 basis points to 29.52% of sales in the third quarter of 1998 from 28.90% in the third quarter of 1997. LIFO expense was $2.3 million in the third quarter of 1998. No LIFO expense was recorded in the third quarter of 1997. Operating and administrative expense declined 24 basis points to 22.76% of sales in the third quarter of 1998 compared to 23.00% in 1997, reflecting increased sales and ongoing efforts to reduce or control expenses.

Interest expense declined to $48.8 million in the third quarter of 1998 from $62.3 million last year, due to reduced borrowings and lower interest rates achieved through the refinancing of certain debt in the third quarter of 1997. For the first 36 weeks of the year, interest expense was $153.2 million compared to $163.7 million in 1997.

The combination of lower interest expense and strong operating results increased the interest coverage ratio (operating cash flow divided by interest expense) to an all-time high of 10.25 times in the third quarter of 1998. Operating cash flow (as defined on page 15) as a percentage of sales was 8.95% for the quarter and 8.36% for the last four quarters.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $6.3 million in the third quarter of 1998 compared to $4.1 million in the third quarter of 1997. For the first three quarters of 1998, equity in earnings of Casa Ley was $16.7 million. In the first three quarters of 1997, the Company recorded equity in earnings of unconsolidated affiliates of $25.6 million, which included $12.2 million recognized in the first quarter of 1997 for the effect of Safeway's 34.4% equity interest in Vons.

Safeway and Vons merged at the beginning of the second quarter of 1997. Consequently, Safeway's income statement for the first 36 weeks of 1998 includes Vons' operating results for the entire period, while the income statement for the first 36 weeks of 1997 includes Vons' operating results for the second and third quarters plus the effect of Safeway's 34.4% equity interest in Vons for the first quarter. The following paragraph compares actual results for the first 36 weeks of 1998 with pro forma results for the same period in 1997, as if Safeway and Vons had merged at the beginning of 1997.

Sales for the first 36 weeks of 1998 were $16.6 billion compared to pro forma sales of $15.9 billion in 1997. The gross profit margin for the first 36 weeks of 1998 improved 46 basis points to 29.20% from pro forma gross profit margin of 28.74% in 1997. Operating and administrative expense improved 42 basis points to 22.62% of sales in 1998 from pro forma expense of 23.04% in 1997.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROPOSED ACQUISITIONS

On August 6, 1998 Safeway announced its agreement for a business combination with Carr-Gottstein Foods, Co. ("Carr's"), Alaska's largest retailer operating 49 stores throughout the state. Pursuant to the agreement, Safeway will acquire for cash all of the outstanding shares of Carr's for $12.50 per share, or a total of approximately $110 million. The acquisition will be accounted for as a purchase and is expected to be additive to earnings in the first year. Completion of the transaction is subject to approval by Carr's shareholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act, and the receipt of applicable consents. The companies expect to complete the transaction in early 1999.

On October 13, 1998 Safeway announced its agreement for a business combination with Dominick's Supermarkets, Inc. ("Dominick's"), the second largest grocery retailer in the greater Chicago metropolitan area with 112 stores and 1997 sales of $2.6 billion. Pursuant to the agreement, Safeway will acquire for cash all of the outstanding shares of Dominick's for $49 per share, or a total of approximately $1.2 billion, and assume approximately $646.2 million of Dominick's debt. The acquisition will be accounted for as a purchase, and is expected to be neutral to earnings in the first year, and additive to earnings after the first year. The transaction was unanimously approved by Dominick's board of directors.

On October 19, 1998 Safeway commenced a cash tender offer for all outstanding shares of Dominick's common stock. The tender offer is conditioned on the valid tender of a majority of Dominick's outstanding shares, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. The Yucaipa Companies and Apollo Advisors, whose affiliates own approximately 41% of the outstanding shares, have agreed to tender their shares into the tender offer, and have granted options to Safeway to acquire their shares under certain circumstances. Safeway and Dominick's plan to complete the transaction before year-end 1998.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $920.5 million in the first 36 weeks of 1998 compared to $728.4 million in 1997, primarily due to improved results from operations. Working capital (excluding cash and debt) at September 12, 1998 was a deficit of $302.2 million compared to a $314.9 million deficit at September 7, 1997.

Cash flow used by investing activities for the first 36 weeks of the year was $472.5 million in 1998, compared to $257.7 million in 1997. In 1998 the Company increased capital expenditures to open 18 new stores and to continue construction of a new distribution center in Maryland. In 1997 Safeway acquired $57.2 million in cash from the acquisition of Vons.

Cash flow used by financing activities was $473.4 million in the first three quarters of the year, primarily due to repayment of long-term debt. In the first 36 weeks of 1997, financing activities used cash flow of $518.3 million, primarily to purchase treasury stock related to the merger with Vons, which was partially offset by long-term borrowings.

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

                                                     12 Weeks Ended                       36 Weeks Ended
                                                     --------------                       --------------
                                            Sept. 12, 1998    Sept. 6, 1997      Sept. 12, 1998       Sept. 6, 1997
                                            --------------    -------------      --------------       -------------
Income before income taxes and
     extraordinary loss                       $   335.5          $   259.8          $   955.3            $   704.1
LIFO expense                                        2.3                 --                4.6                  2.3
Interest expense                                   48.8               62.3              153.2                163.7
Depreciation and amortization                     119.8              111.5              354.7                304.4
Equity in earnings of unconsolidated
     affiliates                                    (6.3)              (4.1)             (16.7)               (25.6)
                                              ---------          ---------          ---------            ---------
Operating cash flow                           $   500.1          $   429.5          $ 1,451.1            $ 1,148.9
                                              =========          =========          =========            =========
As a percent of sales                              8.95%              8.00%              8.76%                7.82%

As a multiple of interest expense                 10.25x              6.89x              9.47x                7.02x




Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and the Bank Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. The Bank Credit Agreement is used primarily as a backup facility to the commercial paper program. The acquisition of Carr's will be funded through the issuance of commercial paper. The acquisition of Dominick's will be funded with a combination of existing committed bank facilities and the issuance of commercial paper. Safeway may utilize borrowings under a credit facility with commercial banks from which Safeway has obtained a commitment letter for an additional availability of $500 million. Safeway may also choose to offer debt securities to the public on terms not yet determined.

YEAR 2000 COMPLIANCE

The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

In 1997 the Company established a year 2000 project group, headed by the Company's Chief Information Officer, to coordinate the Company's year 2000 compliance efforts. The project group is staffed primarily with representatives of the Company's Information Technology department and also uses outside consultants on an as-needed basis. The Chief Information Officer reports regularly on the status of the year 2000 project to a steering committee headed by the Chief Executive Officer, and to the Company's board of directors.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The year 2000 project group has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant, and has categorized these systems and applications into three priority levels based on how critical the system or application is to the Company's operations. The year 2000 project group is determining what modifications or replacements will be necessary to achieve compliance; implementing the modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The systems and applications in the highest priority level are being assessed and modified or replaced first. Management estimates that these actions with respect to all priority levels are approximately two-thirds complete. The Company estimates that all critical systems and applications will be year 2000 compliant by June 30, 1999.

The year 2000 project group is also examining the Company's relationships with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The project group has begun testing procedures with certain vendors identified as having potential year 2000 compliance issues. Management does not believe that the Company's relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company.

The year 2000 project group is in the process of establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000-related systems failure. Management expects to have a comprehensive contingency plan established by March 31, 1999.

Through September 30, 1998, the Company has expended approximately $13 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $12 million, for a total of approximately $25 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a year 2000-related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

CAPITAL EXPENDITURE PROGRAM

During the first three quarters of 1998, Safeway invested $538.1 million in capital expenditures and opened 18 new stores. The Company expects to spend approximately $1.0 billion in 1998, add about 40 new stores, complete more than 200 remodels and finish construction of the Maryland distribution center. During 1999, the Company expects to spend approximately $1.1 billion to add 55 to 60 new stores and complete more than 200 remodels.

During 1999 the Company expects to spend in excess of $1.0 billion to add 45 to 50 stores and complete approximately 200 remodels. The acquisitions of Carr's and Dominick's could result in additional capital spending in 1999.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD -LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow, operating improvements and year 2000 disclosures, and are indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects", "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the Company's operating regions, including the rate of inflation, population, employment and job growth in the Company's markets; pricing pressures and other competitive factors, which could include pricing strategies, store openings and remodels; results of the Company's efforts to reduce costs; the ability to integrate and achieve operating improvements at companies Safeway acquires; increases in labor costs and deterioration in relations with the union bargaining units representing the Company's employees; issues arising from addressing year 2000 information technology issues; opportunities or acquisitions that the Company pursues; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.

                          SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Safeway previously reported in Note K to its consolidated financial statements, under the caption "Legal Matters" on page 35 of the 1997 Annual Report to Stockholders, information concerning the 1996 purported class action alleging that the Company fraudulently (i) obtained settlements of certain claims arising out of the 1988 Richmond warehouse fire and (ii) made statements that induced claimants not to file actions within the time period under the statute of limitations. On May 19, 1998, the California Court of Appeal affirmed the Superior Court's May 1997 dismissal of the case. Plaintiffs' request for rehearing by the Court of Appeal was denied on June 12, 1998. On August 12, 1998, plaintiffs' petition for review by the California Supreme Court was denied.

On July 10, 1998, Safeway was served with a new case filed in the Superior Court for Alameda County, California by the same attorney who handled the purported class action described in the preceding paragraph. Safeway filed a demurrer and plaintiffs filed an amended complaint. Safeway intends to demur to the amended complaint. The new complaint asserts allegations that are generally similar to those in the case described above, and seeks damages of $5,000 per plaintiff, plus interest, and punitive damages. It purports to be filed on behalf of approximately 21,500 individual plaintiffs. The claims made in the new case are very similar to those considered and rejected by the Court of Appeal in its ruling in Safeway's favor in the case described above. Because of the substantial similarity of the claims in this suit and the case that has been dismissed, and the basis for the affirmance by the Court of Appeal, the Company believes that the claims are without merit and intends to defend itself vigorously.

On September 13, 1996, a class action lawsuit entitled McCampbell et al. v. Ralphs Grocery Company, et al., was filed in the Superior Court of San Diego County, California against Vons and two other grocery store chains operating in southern California. In the complaint it is alleged, among other things, that Vons and the other defendants conspired to fix the retail price of eggs in southern California. The plaintiffs claim that the defendants violated provisions of the California Cartwright Act and engaged in unfair competition. Plaintiffs seek damages they allege the class has sustained; the amount of damages sought was not specified in the complaint. Plaintiffs have produced a damages study which purports to support damages in excess of $90 million attributable to Vons. If any damages were to be awarded, they may be trebled under the applicable statute. In addition, plaintiffs seek an injunction against future acts that would be in restraint of trade or that would constitute unfair competition. An answer has been filed to the complaint that denies plaintiffs' allegations and sets forth several defenses. On October 3, 1997, the Court issued an order certifying a class of retail purchasers of white chicken eggs by the dozen from defendants' stores within the Counties of Los Angeles, Riverside, San Bernardino, San Diego, Imperial and Orange during the period from September 13, 1992 to the present. On September 23, 1998 the Court denied defendants' motions for summary judgment. No trial date has been set, but it is expected that trial will occur in the first quarter of 1999. The Company believes that Vons has meritorious defenses to plaintiffs' claims.

ITEM 6(a).  EXHIBITS

Exhibit 2.1 Agreement and Plan of Merger dated as of August 6, 1998, among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub., Inc.; and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc.

Exhibit 2.2 Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick's Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) to Registrant's Schedule 14D-1 dated October 19, 1998), and Stockholders' Agreement dated as of October 12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick's Supermarkets, Inc. named on the signature pages thereto (incorporated by reference to Exhibit
              (c)(2) to Registrant's Schedule 14D-1 dated October 19, 1998).

Exhibit 11.1  Computation of Earnings Per Share.

Exhibit 12.1  Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1  Financial Data Schedule (electronic filing only).


ITEM 6(b).  REPORTS ON FORM 8-K


On July 15, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on July 10, 1998 Safeway was served with a new case filed in the Superior Court for Alameda County, California that has claims substantially the same as in a case which was considered and rejected by the Court of Appeal in May 1998.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  October 19, 1998                        \s\ Steven A. Burd
      ---------------------                    ------------------
                                               Steven A. Burd
                                               Chairman, President
                                               and Chief Executive Officer

Date: October 19, 1998                         \s\ David G. Weed
      ---------------------                    -----------------
                                               David G. Weed
                                               Executive Vice President
                                               and Chief Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 12, 1998




Exhibit 2.1 Agreement and Plan of Merger Dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc..

Exhibit 11.1  Computation of Earnings Per Share

Exhibit 12.1  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1  Financial Data Schedule (electronic filing only)