Form 10-K
period 1999-01-02
SAFEWAY INC
filed 1999-03-24
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
                           Commission file number 1-41

                                  SAFEWAY INC.

             (Exact name of Registrant as specified in its charter)


               Delaware                                   94-3019135
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          5918 Stoneridge Mall Road
           Pleasanton, California                           94588
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (925) 467-3000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                       Name of each exchange on which
                                                               registered
          -------------------                       ------------------------------
          Common Stock, $0.01 par value per share       New York Stock Exchange
   9.30%  Senior Secured Debentures due 2007            New York Stock Exchange
     10%  Senior Notes due 2002                         New York Stock Exchange
   9.35%  Senior Subordinated Notes due 1999            New York Stock Exchange
     10%  Senior Subordinated Notes due 2001            New York Stock Exchange
   9.65%  Senior Subordinated Debentures due 2004       New York Stock Exchange
  9.875%  Senior Subordinated Debentures due 2007       New York Stock Exchange
   6.85%  Senior Notes due 2004                         New York Stock Exchange
   7.00%  Senior Notes due 2007                         New York Stock Exchange
   7.45%  Senior Debentures due 2027                    New York Stock Exchange
   5.75%  Notes due 2000                                New York Stock Exchange
  5.875%  Notes due 2001                                New York Stock Exchange
   6.05%  Notes due 2003                                New York Stock Exchange
   6.50%  Notes due 2008                                New York Stock Exchange

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


Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 16, 1999, was $25.0 billion.


As of March 16, 1999, there were issued and outstanding 495.6 million shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated by reference to the extent specified herein:


         Document Description                 10-K Part
         --------------------                 ---------
1998 Annual Report to Stockholders            I, II, III, IV
1999 Proxy Statement dated March 24, 1999     III

                          SAFEWAY INC. AND SUBSIDIARIES
PART I


ITEM 1.  BUSINESS AND ITEM 2.  PROPERTIES

GENERAL:

Information appearing on pages 4 through 14 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on page 14 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's new stores, remodels, and closures during the last five years were as follows:

                                 Total
                                 Five
                                 Years       1998        1997        1996        1995        1994
                                 -----       -----       -----       -----       -----       -----
New stores:
   New locations                    73          28          15          14          10           6
   Replacements                     92          18          22          16          22          14
                                 -----       -----       -----       -----       -----       -----
                                   165          46          37          30          32          20
                                 =====       =====       =====       =====       =====       =====
Remodels:  (Note A)
   Expansions                      111          28          34          29          13           7
   "Four-Wall" remodels            624         206         147         112          95          64
                                 -----       -----       -----       -----       -----       -----
                                   735         234         181         141         108          71
                                 =====       =====       =====       =====       =====       =====
Dominick's stores acquired         113         113          --          --          --          --
Vons stores acquired               316          --         316          --          --          --
Closures                           175          30          37          37          35          36
Stores at year-end                           1,497       1,368       1,052       1,059       1,062



Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

                          SAFEWAY INC. AND SUBSIDIARIES

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Note L to the consolidated financial statements, included on page 36 of the Company's 1998 Annual Report to Stockholders, is incorporated herein by this reference.

TRADEMARKS:

Safeway Inc. ("Safeway" or the "Company") has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 100 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright's, and the marks Vons, Pavilions and Dominick's. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

At year-end 1998, working capital deficit was composed of $2.3 billion of current assets and $2.9 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

COMPETITION:

Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway's stores vary by market area. The principal competitive factors that affect the Company's business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional, and national food chains as well as independent food stores and markets comprise the Company's principal competition, although Safeway also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of the Company's markets.

RAW MATERIALS:

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

                          SAFEWAY INC. AND SUBSIDIARIES

EMPLOYEES:

At year-end 1998, Safeway had approximately 170,000 full and part-time employees. Approximately 90% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

In the last three years there have been three significant work stoppages. During the second quarter of 1997, Safeway was engaged in a 75-day labor dispute affecting 74 stores in the Alberta, Canada operating area. The Company continued to operate the affected stores with a combination of replacement workers, management, and employees who returned to work. During the second and third quarters of 1996, Safeway was engaged in a labor dispute in British Columbia which lasted 40 days and affected 86 stores. Under Provincial law in British Columbia, replacement workers could not be hired, and therefore all the affected stores were closed throughout the strike-lockout. Separately, the Company was engaged in a strike-lockout in the Denver operating area which lasted 44 days also during the second and third quarters of 1996. All of the Denver stores operated during the strike-lockout, largely with replacement workers. These work stoppages were resolved in a manner that management considered generally satisfactory. Safeway estimates that the Alberta strike reduced 1997 net income by approximately $0.04 per share and that the combined impact of the disputes in Denver and British Columbia reduced 1996 earnings by approximately $0.07 per share.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note L to the consolidated financial statements, included on page 36 of the Company's 1998 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.


ITEM 3. LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note K to the consolidated financial statements on pages 35 and 36 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the current executive officers of the Company and their positions as of March 16, 1999, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

                                                                     Year First Elected
                                                                     ------------------
Name and all Positions with the Company                                         Present
Held at March 16, 1999                                        Age    Officer    Office
---------------------------------------                       ---    -------    -------
Steven A. Burd                                                 49       1992       1993
   Chairman, President and Chief Executive Officer
Kenneth W. Oder                                                51       1993       1993
   Executive Vice President
   Labor Relations, Human Resources, Law, Public Affairs
   and Information Technology
David G. Weed                                                  47       1992       1998
   Executive Vice President and
   Chief Financial Officer
David F. Bond (1)                                              45       1997       1997
   Senior Vice President
   Finance and Control
David T. Ching (2)                                             46       1994       1994
   Senior Vice President and
   Chief Information Officer
Dick W. Gonzales (3)                                           52       1998       1998
   Senior Vice President
   Human Resources
Lyman C. Gordon                                                52       1993       1998
   Senior Vice President
   Strategic Development
Lawrence V. Jackson (4)                                        45       1997       1997
   Senior Vice President
   Supply Operations
Melissa C. Plaisance                                           39       1993       1995
   Senior Vice President
   Finance and Public Affairs

                          SAFEWAY INC. AND SUBSIDIARIES

                                                                     Year First Elected
                                                                     ------------------
Name and all Positions with the Company                                         Present
Held at March 16, 1999                                        Age    Officer    Office
---------------------------------------                       ---    -------    -------
Larree M. Renda                                               40      1991        1994
   Senior Vice President
   Corporate Retail Operations
Michael C. Ross                                               51      1993        1993
   Senior Vice President
   Secretary and General Counsel
Gary D. Smith                                                 56      1988        1995
   Senior Vice President and
   Director of Marketing
Richard A. Wilson                                             65      1988        1988
   Vice President
   Tax
Donald P. Wright                                              46      1991        1991
   Senior Vice President
   Real Estate and Engineering

----------

(1) Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.

(2) During 1994, Mr. Ching was the General Manager - North America for the British American Consulting Group. From 1979 to 1994, he was employed by Lucky Stores, Inc., where he was the Senior Vice President of Information Systems beginning in 1989.

(3) Mr. Gonzales held the positions of Group Vice President -- Human Resources, and Senior Vice President --Human Resources at The Vons Companies, Inc. from 1993 to 1998.

(4) Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc., from 1995-97, and Vice President and General manager of Pepsi-Cola Company, a unit of PepsiCo, Inc., from 1992-95.

Section 16(a) Beneficial Ownership. Information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by this reference.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note N to the consolidated financial statements on page 38 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by this reference. There were 9,979 stockholders of record as of March 16, 1999; however, approximately 88% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $55 13/16 at the close of business on March 16, 1999.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 1998 and has no current plans for dividend payments.


ITEM 6. SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 15 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8, Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 16 through 18 and under the captions "Capital Expenditure Program" and "Market Risk from Financial Instruments" on page 14 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note C to the consolidated financial statements on pages 28 and 29 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Information appearing under the caption "Year 2000 Compliance" on page 18 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk from Financial Instruments" on page 14 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Pages 19 through 39 of the Company's 1998 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors' Report as listed in Item 14(a)1, are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          SAFEWAY INC. AND SUBSIDIARIES



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 1999 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".


ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 1999 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee; Report of the Section 162(m) Committee" and "Stock Performance Graph" in the Company's 1999 Proxy Statement is not incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 1999 Proxy Statement is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note J to the consolidated financial statements, included on page 34 of the Company's 1998 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 1999 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                          SAFEWAY INC. AND SUBSIDIARIES



PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

      Consolidated Statements of Income for fiscal 1998, 1997, and 1996. Consolidated Balance Sheets as of the end of fiscal 1998 and 1997. Consolidated Statements of Cash Flows for fiscal 1998, 1997, and 1996. Consolidated Statements of Stockholders' Equity and Comprehensive Income for fiscal 1998, 1997, and 1996.
      Notes to Consolidated Financial Statements.
      Independent Auditors' Report.

2.    Consolidated Financial Statement Schedules:

      None required

3. The following exhibits are filed as part of this report:

Exhibit 2.1 Agreement and Plan of Merger, dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick's Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) of the Schedule 14D-1 of Safeway Inc., dated October 19, 1998).

Exhibit 2.2 Stockholders Agreement, dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and each of the stockholders of Dominick's Supermarkets, Inc. (incorporated by reference to Exhibit (c)(2) of the Schedule 14D-1 of Safeway Inc., dated October 19, 1998).

Exhibit 2.3 Agreement and Plan of Merger Dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-Q for the quarterly period ended September 12, 1998).

Exhibit 2.4 Amended and Restated Stock Purchase Agreement, dated as of January 8, 1997 by and between Safeway Inc. and SSI Associates, L.P. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 8, 1997).

Exhibit 3.1 Restated Certificate of Incorporation of the Company and Certificate of Amendment of Restated Certificate of Incorporation by the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996) and Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 20, 1998).

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

Exhibit 4(i).3 Indenture dated as of November 20, 1991 between the Company and
               The Bank of New York, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to
               Exhibit 4.1 of Registrant's Form 8-K dated November 13, 1991), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).3 to Registrant's Form 10-K for the year ended January 3, 1998).

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

Exhibit 4(i).6 Indenture dated as of February 1, 1992 between the Company and
               The First National Bank of Chicago, as Trustee, relating to the Company's 9.30% Senior Secured Debentures due 2007, including the form of Debenture and the forms of Deed of Trust and Environmental Indemnity Agreement attached as exhibits thereto (incorporated by reference to Exhibit 4(i).14 of Registrant's Form 10-K for the year ended December 28, 1991), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).6 to Registrant's Form 10-K for the year ended January 3, 1998).

Exhibit 4(i).7 Indenture dated as of March 15, 1992 between the Company and
               Harris Trust and Savings Bank, as Trustee, relating to the Company's Senior Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated March 17,
               1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).7 to Registrant's Form 10-K for the year ended January 3, 1998).

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

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).9 Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company's Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 to Registrant's Form 10-K for the year ended January 3, 1998).

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

Exhibit 4(i).13 Common Stock Purchase Warrants to purchase 14,148,969 shares of Safeway Inc. common stock (incorporated by reference to Exhibit 4(i).13 to Registrant's Form 10-K for the year ended January 3,
                 1998) and Amendment to Safeway Inc. Common Stock Purchase Warrant dated as of January 29, 1999 (incorporated by reference to Exhibit A to Registrant's Form 8-K dated February 11, 1999).

Exhibit 4(i).14 Credit Agreement dated as of April 8, 1997 among Safeway Inc., The Vons Companies, Inc. and Canada Safeway Limited as Borrowers; Bankers Trust Company as Administrative Agent; The Chase Manhattan Bank as Syndication Agent; The Bank of Nova Scotia and Bank of America National Trust and Savings Association as Documentation Agents; the agents listed therein as Agents; and the lenders listed therein as Lenders. (incorporated by reference to Exhibit 4(i).1 of the Registrant's Form 10-Q for the quarterly period ended March 22,
                 1997).

Exhibit 4(i).15 Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated September 10,
                 1997).

Exhibit 4(i).16 Form of Officers' Certificate establishing the terms of the Registrant's 6.85% Senior Notes due 2004, the Registrant's 7.00% Senior Notes due 2007 and the Company's 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant's Form 8-K dated September 10, 1997).

Exhibit 4(i).17 Form of Officers' Certificate establishing the terms of the Registrant's 5.75% Notes due 2000, 5.875% Notes due 2001, 6.05% Notes due 2003, and 6.50% Notes due 2008, including forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant's Form 8-K dated November 9, 1998).

Exhibit 4(i).18 The 1996 Equity Participation Plan of Dominick's Supermarkets, Inc. (incorporated by reference to Exhibit 10.13 to Dominick's Supermarkets, Inc.'s Form 10-K, Number 1-12353).

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 4(i).19 The 1995 Amended and Restated Stock Option Plan of Dominick's Supermarkets, Inc. (incorporated by reference to
                    Exhibit 10.12 to Dominick's Supermarkets, Inc.'s Form 10-K, Number 1-12353).

Exhibit 4(i).20 Form of Amendment to Stock Option Agreements under The 1996 Equity Participation Plan of Dominick's Supermarkets, Inc., and the 1995 Amended and Restated Stock Option Plan of Dominick's Supermarkets, Inc. (incorporated by reference to
                    Exhibit 4.5 to Registrant's Registration on Form S-8 No. 333-67575 dated November 19, 1998).

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

Exhibit 10(iii).7* Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1,
                    1994); First Amendment thereto dated January 1, 1997. (incorporated by reference to Exhibit 10(iii).12 of Registrant's Form 10-K for the year ended December 28,
                    1996); Second Amendment thereto dated October 7, 1997; and Third Amendment thereto dated March 10, 1998 (incorporated by reference to Exhibit 10(iii).7 of Registrant's Form 10-K for the year ended January 2, 1998). -------------- *
                    Management contract, or compensatory plan or arrangement.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit 10(iii).8* Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant's Form 10-K for the year ended January 2,
                    1998).

Exhibit 10(iii).9* Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant's Form 10-K for the year ended January 1, 1994).

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

Exhibit 10(iii).16* Form of Amendments, dated April 8, 1997, to The Vons
                    Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Registrant's Form S-4 filed on March 5, 1997). Exhibit 11.1 Computation of Earnings per Share (incorporated by reference to page 37 of the Company's 1998 Annual Report to Stockholders).

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1 Registrant's 1998 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                    Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 22.1        Schedule of Subsidiaries

Exhibit 23.1        Independent Auditors' Consent.

Exhibit 27          Financial Data Schedule (electronic filing only).

--------------

*       Management contract, or compensatory plan or arrangement.

                          SAFEWAY INC. AND SUBSIDIARIES


(b)     REPORTS ON FORM 8-K:

On October 19, 1998 the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on that date it had entered into an agreement and plan of merger with Dominick's Supermarkets, Inc. pursuant to which it would acquire all of the outstanding shares of Dominick's common stock at $49 per share, or a total of approximately $1.2 billion.

On November 9, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that on that date it had completed an underwritten offering of $400 million aggregate principal amount of its 5.75% Notes due 2000, $400 million aggregate principal amount of its 5.875% Notes due 2001, $350 million aggregate principal amount of its 6.05% Notes due 2003, and $250 million aggregate principal amount of its 6.50% Senior Debentures due 2008 under its Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 1998 (File no. 333-65903).

On November 24, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that it had completed the previously announced acquisition of Dominick's Supermarkets, Inc.

                          SAFEWAY INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Steven A. Burd                              Date:  March 24, 1999
     ------------------
     SAFEWAY INC.
     Steven A. Burd
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David G. Weed                                   /s/ David F. Bond
----------------------------------                  ---------------------
David G. Weed                                       David F. Bond
Executive Vice President and                        Senior Vice President
Chief Financial Officer                             Finance and Control
Date: March 24, 1999                                Date: March 24, 1999

        Director                                                Date
        --------                                                ----
/s/Steven A. Burd                                          March 24, 1999
-----------------------------------
Steven A. Burd

/s/ James H. Greene, Jr.                                   March 24, 1999
-----------------------------------
James H. Greene, Jr.

/s/ Paul Hazen                                             March 24, 1999
-----------------------------------
Paul Hazen

/s/ Henry R. Kravis                                        March 24, 1999
-----------------------------------
Henry R. Kravis

/s/ Robert I. MacDonnell                                   March 24, 1999
-----------------------------------
Robert I. MacDonnell

/s/ Peter A. Magowan                                       March 24, 1999
-----------------------------------
Peter A. Magowan

/s/ George R. Roberts                                      March 24, 1999
-----------------------------------
George R. Roberts

/s/ William Y. Tauscher                                    March 24, 1999
-----------------------------------
William Y. Tauscher

                          SAFEWAY INC. AND SUBSIDIARIES



                                  Exhibit Index




              LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD
                              ENDED JANUARY 2, 1999



Exhibit 12.1   Computation of Ratio of Earnings to Fixed Charges

Exhibit 13.1   Registrant's 1998 Annual Report to Stockholders
               (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit
               11.1 above).

Exhibit 22.1   Schedule of Subsidiaries.

Exhibit 23.1   Independent Auditors' Consent.

Exhibit 27     Financial Data Schedule (electronic filing only).