Form 10-Q
period 1999-03-27
SAFEWAY INC
filed 1999-05-11
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________.


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

        As of April 30, 1999, there were issued and outstanding 496.6 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


    PART I             FINANCIAL INFORMATION (UNAUDITED)                       Page

    ITEM 1.    FINANCIAL STATEMENTS
               Condensed Consolidated Balance Sheets as of March 27, 1999       3
                  and January 2, 1999
               Condensed Consolidated Statements of Income for the 12           5
               weeks ended March 27, 1999 and March 28, 1998
               Condensed Consolidated Statements of Cash Flows for the 12       6
                  weeks ended March 27, 1999 and March 28, 1998
               Notes to the Condensed Consolidated Financial Statements         7

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      10
               AND RESULTS OF OPERATIONS

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

    PART II    OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                                14

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                         March 27,          January 2,
                                                            1999               1999
                                                         ---------          ---------
ASSETS

Current assets:
  Cash and equivalents                                   $    44.9          $    45.7
  Receivables                                                191.1              200.1
  Merchandise inventories                                  1,860.6            1,856.0
  Prepaid expenses and other current assets                  208.2              218.1
                                                         ---------          ---------

  Total current assets                                     2,304.8            2,319.9
                                                         ---------          ---------


Property                                                   8,118.7            8,024.1
  Less accumulated depreciation and amortization          (2,917.7)          (2,841.5)
                                                         ---------          ---------
  Property, net                                            5,201.0            5,182.6

Goodwill, net of accumulated amortization
  of $231.3 and $211.0                                     3,301.2            3,348.0
Prepaid pension costs                                        374.0              369.6
Investment in unconsolidated affiliate                       123.2              115.2
Other assets                                                  27.4               54.3
                                                         ---------          ---------


Total assets                                             $11,331.6          $11,389.6
                                                         =========          =========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    March 27,          January 2,
                                                                      1999               1999
                                                                    ---------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                                  $   130.3          $   279.8
  Current obligations under capital leases                               42.3               41.7
  Accounts payable                                                    1,416.9            1,595.9
  Accrued salaries and wages                                            284.0              348.9
  Other accrued liabilities                                             683.3              627.3
                                                                    ---------          ---------

  Total current liabilities                                           2,556.8            2,893.6
                                                                    ---------          ---------
Long-term debt:
  Notes and debentures                                                4,349.6            4,242.6
  Obligations under capital leases                                      394.3              408.0
                                                                    ---------          ---------

  Total long-term debt                                                4,743.9            4,650.6

Deferred income taxes                                                   236.1              216.9
Accrued claims and other liabilities                                    461.2              546.4
                                                                    ---------          ---------

Total liabilities                                                     7,998.0            8,307.5
                                                                    ---------          ---------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 495.7 and 490.3 shares
     issued,  after deducting 60.5 and 60.6 treasury shares               5.6                5.5
  Additional paid-in capital                                          1,340.4            1,297.3
  Retained earnings                                                   2,004.8            1,799.0
  Accumulated other comprehensive loss                                  (17.2)             (19.7)
                                                                    ---------          ---------

  Total stockholders' equity                                          3,333.6            3,082.1
                                                                    =========          =========

Total liabilities and stockholders' equity                          $11,331.6          $11,389.6
                                                                    =========          =========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               12 Weeks Ended
                                                        ----------------------------
                                                         March 27,         March 28,
                                                          1999               1998
                                                        ---------          ---------
Sales                                                   $ 6,113.2          $ 5,389.3
Cost of goods sold                                       (4,291.6)          (3,825.2)
                                                        ---------          ---------

     Gross profit                                         1,821.6            1,564.1

Operating and administrative expense                     (1,396.4)          (1,232.9)
                                                        ---------          ---------

     Operating profit                                       425.2              331.2

Interest expense                                            (73.3)             (52.9)
Equity in earnings of unconsolidated affiliate                8.0                5.8
Other income, net                                             1.2                1.3
                                                        ---------          ---------

     Income before income taxes                             361.1              285.4

Income taxes                                               (155.3)            (120.6)
                                                        ---------          ---------

Net income                                              $   205.8          $   164.8
                                                        =========          =========


Basic earnings per share                                $    0.42          $    0.34
                                                        =========          =========

Diluted earnings per share                              $    0.40          $    0.33
                                                        =========          =========



Weighted average shares outstanding - basic                 492.6              478.1
                                                        =========          =========

Weighted average shares outstanding - diluted               512.8              506.7
                                                        =========          =========



See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                             12 Weeks Ended
                                                                       --------------------------
                                                                        March 27,       March 28,
                                                                          1999             1998
                                                                       ---------        ---------
CASH FLOW FROM OPERATIONS
Net income                                                             $   205.8        $   164.8
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                            144.0            116.9
  LIFO expense                                                               2.3             --
  Equity in undistributed earnings of unconsolidated affiliate              (8.0)            (5.8)
  Other                                                                    (24.2)           (25.5)
  Change in working capital items:
    Receivables and prepaid expenses                                        18.3            (23.4)
    Inventories at FIFO cost                                                (6.3)           (32.8)
    Payables and accruals                                                 (162.3)          (204.9)
                                                                       ---------        ---------
      Net cash flow from (used by) operations                              169.6            (10.7)
                                                                       ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                          (130.1)          (101.8)
Proceeds from sale of property                                               8.2              1.2
Other                                                                       (4.9)            (4.6)
                                                                       ---------        ---------
     Net cash flow used by investing activities                           (126.8)          (105.2)
                                                                       ---------        ---------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                           9.5             50.0
Payments on short-term borrowings                                          (86.5)          (111.0)
Additions to long-term borrowings                                          236.5            208.1
Payments on long-term borrowings                                          (212.7)           (79.8)
Net proceeds from exercise of stock options and warrants                    11.6              7.2
Other                                                                       (2.0)            (1.1)
                                                                       ---------        ---------
    Net cash flow from (used by) financing activities                      (43.6)            73.4
                                                                       ---------        ---------

Decrease in cash and equivalents                                            (0.8)           (42.5)

CASH AND EQUIVALENTS
    Beginning of period                                                     45.7             77.2
                                                                       ---------        ---------
    End of period                                                      $    44.9        $    34.7
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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 27, 1999 and March 28, 1998 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 27, 1999 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF DOMINICK'S SUPERMARKETS, INC. ("DOMINICK'S)

In November 1998, Safeway acquired Dominick's by purchasing all of the outstanding shares of Dominick's for $49 cash per share, or a total of approximately $1.2 billion (the "Dominick's Acquisition"). The Dominick's Acquisition was accounted for as a purchase, and Dominick's operating results have been consolidated with Safeway's since approximately midway through the fourth quarter of 1998. See Note D.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

In April 1999, Safeway acquired Carrs by purchasing all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $110 million (the "Carrs Acquisition"). Carrs is Alaska's largest food and drug retailer. Carrs also runs Alaska's largest food warehouse and distribution operation. On the acquisition date, Carrs operated 49 stores. The Carrs Acquisition will be accounted for as a purchase. Safeway funded the Carrs Acquisition, including the subsequent repayment of $238.7 million of Carr's debt, with the issuance of commercial paper.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense $2.3 million during the first 12 weeks of 1999. No LIFO expense was recorded during the first 12 weeks of 1998. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

COMPREHENSIVE INCOME

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income approximates net income.

NOTE B - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for Safeway beginning in the first quarter of 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

During the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. This SOP did not have a material impact on Safeway's financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE C - FINANCING

Notes and debentures were composed of the following at March 27, 1999 and January 2, 1999 (in millions):

                                                    March 27, 1999            January 2, 1999
                                                 ---------------------       --------------------
                                                 Long-term     Current       Long-term    Current
                                                 ---------     -------       ---------    -------

Commercial paper                                 $1,763.0                    $1,745.0
Bank credit agreement, unsecured                    185.1                        89.1
9.30% Senior Secured Debentures due 2007             24.3                        24.3
6.85% Senior Notes due 2004, unsecured              200.0                       200.0
7.00% Senior Notes due 2007, unsecured              250.0                       250.0
7.45% Senior Debentures due 2027, unsecured         150.0                       150.0
5.75% Notes due 2000, unsecured                     400.0                       400.0
5.875% Notes due 2001, unsecured                    400.0                       400.0
6.05% Notes due 2003, unsecured                     350.0                       350.0
6.50% Notes due 2008, unsecured                     250.0                       250.0
9.35% Senior Subordinated Notes due 1999,
   unsecured                                            -                           -     $ 66.7
10% Senior Subordinated Notes due 2001,              79.9                        79.9          -
   unsecured
9.65% Senior Subordinated Debentures due
   2004, unsecured                                   81.2                        81.2          -
9.875% Senior Subordinated Debentures due
   2007, unsecured                                   24.2                        24.2          -
10% Senior Notes due 2002, unsecured                  6.1                         6.1          -
Mortgage notes payable, secured                      64.0       $ 40.4           69.6       46.3
Other notes payable, unsecured                       96.3          5.1           97.7        5.0
Medium-term notes, unsecured                         25.5            -           25.5          -
Short-term bank borrowings, unsecured                   -         84.8              -      161.8
                                                 --------       ------       --------     ------
                                                 $4,349.6       $130.3       $4,242.6     $279.8
                                                 ========       ======       ========     ======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway and Dominick's, as if the Dominick's Acquisition had occurred as of the beginning of the 12-week period ended March 28, 1998. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective as of the period being presented.

Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Dominick's, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. The preliminary allocation of the purchase price to the assets and liabilities acquired was based in part upon an independent valuation which, in turn, was based upon certain estimates and cash flow information provided by management. Management does not expect the final allocations to differ materially from the amounts presented herein.


                                           12 Weeks Ended
                                           --------------
                                     (Actual)        (Pro Forma)
                                  March 27, 1999    March 28, 1998
                                  --------------    --------------
                                 (in millions, except per-share amounts)
Sales                                 $6,113.2          $5,920.7

Net income                            $  205.8          $  150.9
Diluted earnings per share            $   0.40          $   0.30


NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. There have been no material changes in the information relating to those matters.

In April 1999, a lawsuit entitled Sanders, et al. v. Lucky Stores, Inc. et al. was filed in the California Superior Court, San Francisco County, against the Company and five other retail grocery store operations. The complaint alleges, among other things, that the Company conspired with the other defendants to fix the retail price of milk in six San Francisco Bay Area counties in violation of the California Cartwright Act and the California Unfair Competition Act. The plaintiffs purport to bring the lawsuit as a class action on behalf of all persons who reside, and who purchased milk from the defendants, in the Bay Area counties from April 1995 to the present. The complaint seeks unspecified damages, an injunction enjoining the defendants from fixing the price of milk and restitution of profits earned through the allegedly unlawful practices. If damages were to be awarded, they may be trebled under the applicable statute. The Company believes that it has meritorious defenses to plaintiffs' claims and plans to defend this lawsuit vigorously.

                          SAFEWAY INC. AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $205.8 million ($0.40 per share) for the first quarter ended March 27, 1999, compared to $164.8 million ($0.33 per share) for the first quarter of 1998.

In November 1998, Safeway acquired Dominick's Supermarkets, Inc. (the "Dominick's Acquisition"), which is the second largest supermarket operator in the Chicago metropolitan area. In order to facilitate an understanding of the Company's operations, the following discussions of gross profit and operating and administrative expenses include certain pro forma information based on the 1998 combined historical financial statements as if the Dominick's Acquisition had been effective as of the beginning of 1998.

Due primarily to the Dominick's Acquisition, total first-quarter sales increased 13.4% to $6.1 billion in 1999 from $5.4 billion in 1998. Identical-store sales (which exclude replacement stores) increased 2.2%, while comparable-store sales increased 2.8%.

Safeway's continuing improvement in buying practices and product mix, together with reduced advertising costs, helped increase gross profit to 29.80% of sales in the first quarter of 1999, from 29.02% in 1998 on a historical basis and 28.98% on a pro forma basis. The Company recorded LIFO expense of $2.3 million in the first quarter of 1999. No LIFO expense was recorded in the first quarter of 1998. Increased sales and ongoing efforts to reduce or control expenses helped to improve Safeway's operating and administrative expense to 22.84% of sales in the first quarter of 1999, from 22.88% in 1998 on a historical basis and 23.16% on a pro forma basis.

Interest expense increased to $73.3 million in the first quarter of 1999 from $52.9 million last year, due to borrowings incurred in connection with the Dominick's Acquisition. Despite higher interest expense, Safeway's interest coverage (defined in the table on page 11) was 7.81 times, due to strong operating results. Operating cash flow (defined in the table on page 11) as a percentage of sales was 9.37% for the first quarter of 1999 and 8.99% for the last four quarters.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $8.0 million for the first quarter of 1999, compared to $5.8 million in 1998. Casa Ley operates 80 food and general merchandise stores in western Mexico.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

On April 16, 1999, Safeway acquired all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $110 million (the "Carrs Acquisition"). Carrs is Alaska's largest food and drug retailer. Carrs also runs Alaska's largest food warehouse and distribution operation. On the acquisition date, Carrs operated 49 stores. A consent decree entered into with the state of Alaska requires the sale of six Safeway stores and one Carrs store following the Carrs Acquisition. Safeway funded the Carrs Acquisition, including the subsequent repayment of $238.7 million of Carrs' debt, with the issuance of commercial paper.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $169.6 million in the first quarter of 1999 compared to cash flow used by operations of $10.7 million in the first quarter of 1998. This change is primarily due to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at March 27, 1999 was a deficit of $112.2 million compared to a deficit of $16.8 million at March 28, 1998.

Cash flow used for investing activities for the first quarter of the year was $126.8 million in 1999 compared to $105.2 million in 1998, primarily due to increased capital expenditures in 1999.

Cash flow used for financing activities was $43.6 million in the first quarter of 1999, primarily due to the repayment of debt. In the first quarter of 1998, financing activities provided cash flow of $73.4 million which was used primarily to fund capital expenditures.

                          SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flow from operations as presented in the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company's operating activities. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense and income taxes. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those of companies having different capital structures. Other companies may define operating cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows:

                                                            12 Weeks Ended
                                                   --------------------------------
                                                   March 27, 1999    March 28, 1998
                                                   --------------    --------------
                                                       (Dollars in millions)
Income before income taxes                            $ 361.1           $ 285.4
Interest expense                                         73.3              52.9
Depreciation and amortization                           144.0             116.9
LIFO expense                                              2.3                --
Equity in earnings of unconsolidated affiliate           (8.0)             (5.8)
                                                      -------           -------
Operating cash flow                                   $ 572.7           $ 449.4
                                                      =======           =======
As a percent of sales                                    9.73%             8.34%

As a multiple of interest expense                       7.81x             8.50x

Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and the bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. The bank credit agreement is used primarily as a backup facility to the commercial paper program. During the second quarter of 1999, the acquisition of Carrs, including the subsequent repayment of $238.7 million of Carr's debt, was funded with the issuance of commercial paper.

YEAR 2000 COMPLIANCE

The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications is necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

In 1997 the Company established a year 2000 project group, headed by the Company's Chief Information Officer, to coordinate the Company's year 2000 compliance efforts. The project group is staffed primarily with representatives of the Company's Information Technology department and also uses outside consultants on an as-needed basis. The Chief Information Officer reports regularly on the status of the year 2000 project to a steering committee headed by the Chief Executive Officer and to the Company's board of directors.

                          SAFEWAY INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year 2000 project group has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant, and has categorized these systems and applications into three priority levels based on how critical the system or application is to the Company's operations. The year 2000 project group is determining what modifications or replacements will be necessary to achieve compliance; implementing the modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The systems and applications in the highest priority level are being assessed and modified or replaced first. Management estimates that these actions with respect to all priority levels are approximately 90% complete as of March 31, 1999. The Company estimates that all critical Safeway systems and applications will be year 2000 compliant by June 30, 1999.

Safeway completed its acquisition of Dominick's in November 1998, and is in the process of replacing or modifying systems that are not year 2000 compliant. Safeway estimates that all critical systems and applications of Dominick's will be year 2000 compliant by September 30, 1999.

Safeway also completed its acquisition of Carrs on April 16, 1999. The majority of Carrs systems which are not year 2000 compliant will be replaced with the core Safeway systems. Other Carrs systems will be modified as necessary. Safeway estimates that all critical systems and applications of Carrs will be year 2000 compliant by September 30, 1999.

The year 2000 project group is also examining the Company's relationships with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The project group is testing procedures with certain vendors identified as having potential year 2000 compliance issues. Management does not believe that the Company's relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company.

The year 2000 project group has established a preliminary contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000-related systems failure. The plan provides for several alternative responses to various possible failure scenarios in each of the Company's primary functional areas. The plan is being and will continue to be evaluated and refined by management for each functional area. Limited testing of the plan will take place during the third quarter of 1999, and the Company expects that the plan will be finalized in all material respects by September 30, 1999.

Through the first quarter of 1999 the Company has spent approximately $21.4 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $8.6 million, for a total of approximately $30.0 million (including $5.0 million for Dominick's and Carrs) to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a year 2000-related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at the store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

CAPITAL EXPENDITURE PROGRAM

During the first quarter of 1999, Safeway invested $176.8 million in capital expenditures (as defined on page 14 of the Company's 1998 Annual Report to Stockholders) and opened 13 new stores. The Company expects to spend approximately $1.2 billion in 1999, while opening 55 to 60 new stores and completing approximately 250 remodels.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change to the information appearing under the caption "Market Risk from Financial Instruments" on page 14 of the Company's 1998 Annual Report to Stockholders.

                          SAFEWAY INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved. There have been no material changes in the information relating to those matters.

In April 1999, a lawsuit entitled Sanders, et al. v. Lucky Stores, Inc. et al. was filed in the California Superior Court, San Francisco County, against the Company and five other retail grocery store operations. The complaint alleges, among other things, that the Company conspired with the other defendants to fix the retail price of milk in six San Francisco Bay Area counties in violation of the California Cartwright Act and the California Unfair Competition Act. The plaintiffs purport to bring the lawsuit as a class action on behalf of all persons who reside, and who purchased milk from the defendants, in the Bay Area counties from April 1995 to the present. The complaint seeks unspecified damages, an injunction enjoining the defendants from fixing the price of milk and restitution of profits earned through the allegedly unlawful practices. If damages were to be awarded, they may be trebled under the applicable statute. The Company believes that it has meritorious defenses to plaintiffs' claims and plans to defend this lawsuit vigorously.

ITEM 6(A).  EXHIBITS
Exhibit 2.1 Agreement and Plan of Merger dated as of August 6, 1998, among Carr-Gottstein Foods Co., Safeway Inc. and ACG
                        Merger Sub., Inc.; and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity
                        Investors, L.P. for the benefit of Safeway Inc.
                        (incorporated by reference to Exhibit 2.1 to Registrant's Form 10-Q for the quarterly period ended
                        September 12, 1998).

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

Exhibit 11.1            Computation of Earnings Per Share.

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1            Financial Data Schedule (electronic filing only).

ITEM 6(B).  REPORTS ON FORM 8-K


On February 23, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that Safeway and Carrs announced that the companies had settled a purported class action lawsuit pending in the state court in Anchorage, Alaska, which sought to prevent the proposed acquisition of Carrs by Safeway.


On February 11, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that Safeway and Carrs announced the filing of a consent decree with the Attorney General of the State of Alaska regarding the proposed acquisition of Carrs by Safeway.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 10, 1999                           \s\ Steven A. Burd
      ----------------                        ----------------------------------
                                              Steven A. Burd
                                              Chairman, President
                                              and Chief Executive Officer

Date: May 10, 1999                            \s\ David G. Weed
      ----------------                        ----------------------------------
                                              David G. Weed
                                              Executive Vice President
                                              and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX




              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 27, 1999


Exhibit 11.1        Computation of Earnings Per Share

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1        Financial Data Schedule (electronic filing only)