Form 10-Q
period 1999-06-19
SAFEWAY INC
filed 1999-08-03
CIK 86144

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 3, 1999, there were issued and outstanding 497.6 million shares of the registrant's common stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         SAFEWAY INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----
                 PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Financial Statements........................................    3
          Condensed Consolidated Balance Sheets as of June 19, 1999
          and January 2, 1999.........................................    3
          Condensed Consolidated Statements of Income for the 12 weeks
          and 24 weeks ended June 19, 1999 and June 20, 1998..........    4
          Condensed Consolidated Statements of Cash Flows for the 24
          weeks ended June 19, 1999 and June 20, 1998.................    5
          Notes to the Condensed Consolidated Financial Statements....    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 6.   Exhibits and Reports on Form 8-K............................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SAFEWAY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 19,     JANUARY 2,
                                                                1999          1999
                                                              ---------    ----------
Current assets:
  Cash and equivalents......................................  $    40.3    $    45.7
  Receivables...............................................      201.2        200.1
  Merchandise inventories...................................    1,884.8      1,856.0
  Prepaid expenses and other current assets.................      203.7        218.1
                                                              ---------    ---------
  Total current assets......................................    2,330.0      2,319.9
                                                              ---------    ---------
Property....................................................    8,432.9      8,024.1
  Less accumulated depreciation and amortization............   (3,019.5)    (2,841.5)
                                                              ---------    ---------
  Property, net.............................................    5,413.4      5,182.6
Goodwill, net of accumulated amortization of $253.3 and
  $211.0....................................................    3,519.2      3,348.0
Prepaid pension costs.......................................      378.4        369.6
Investment in unconsolidated affiliate......................      128.4        115.2
Other assets................................................       44.3         54.3
                                                              ---------    ---------
Total assets................................................  $11,813.7    $11,389.6
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes and debentures................  $   153.2    $   279.8
  Current obligations under capital leases..................       42.3         41.7
  Accounts payable..........................................    1,423.5      1,595.9
  Accrued salaries and wages................................      337.1        348.9
  Other accrued liabilities.................................      667.5        627.3
                                                              ---------    ---------
  Total current liabilities.................................    2,623.6      2,893.6
                                                              ---------    ---------
Long-term debt:
  Notes and debentures......................................    4,505.0      4,242.6
  Obligations under capital leases..........................      387.8        408.0
                                                              ---------    ---------
  Total long-term debt......................................    4,892.8      4,650.6
Deferred income taxes.......................................      195.7        216.9
Accrued claims and other liabilities........................      497.3        546.4
                                                              ---------    ---------
Total liabilities...........................................    8,209.4      8,307.5
                                                              ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Common stock: par value $0.01 per share; 1,500 shares
     authorized; 497.1 and 490.3 shares issued, after
     deducting 60.4 and 60.6 treasury shares................        5.6          5.5
  Additional paid-in capital................................    1,365.9      1,297.3
  Retained earnings.........................................    2,241.2      1,799.0
  Accumulated other comprehensive loss......................       (8.4)       (19.7)
                                                              ---------    ---------
  Total stockholders' equity................................    3,604.3      3,082.1
                                                              ---------    ---------
Total liabilities and stockholders' equity..................  $11,813.7    $11,389.6
                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    12 WEEKS ENDED            24 WEEKS ENDED
                                                ----------------------    ----------------------
                                                JUNE 19,     JUNE 20,     JUNE 19,     JUNE 20,
                                                  1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
Sales.........................................  $ 6,337.0    $ 5,583.3    $12,450.2    $10,972.6
Cost of goods sold............................   (4,442.0)    (3,961.1)    (8,733.6)    (7,786.3)
                                                ---------    ---------    ---------    ---------
     Gross profit.............................    1,895.0      1,622.2      3,716.6      3,186.3
Operating and administrative expense..........   (1,425.4)    (1,241.3)    (2,821.8)    (2,474.2)
                                                ---------    ---------    ---------    ---------
     Operating profit.........................      469.6        380.9        894.8        712.1
Interest expense..............................      (74.2)       (51.5)      (147.5)      (104.4)
Equity in earnings of unconsolidated
  affiliate...................................        5.2          4.6         13.2         10.4
Other income, net.............................        0.8          0.4          2.0          1.7
                                                ---------    ---------    ---------    ---------
     Income before income taxes...............      401.4        334.4        762.5        619.8
Income taxes..................................     (165.0)      (141.2)      (320.3)      (261.8)
                                                ---------    ---------    ---------    ---------
Net income....................................  $   236.4    $   193.2    $   442.2    $   358.0
                                                =========    =========    =========    =========
Basic earnings per share......................  $    0.48    $    0.40    $    0.89    $    0.75
                                                =========    =========    =========    =========
Diluted earnings per share....................  $    0.46    $    0.38    $    0.86    $    0.71
                                                =========    =========    =========    =========
Weighted average shares outstanding --basic...      496.5        480.2        494.6        479.2
                                                =========    =========    =========    =========
Weighted average shares
  outstanding -- diluted......................      513.0        508.2        512.9        507.4
                                                =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 24 WEEKS ENDED
                                                              --------------------
                                                              JUNE 19,    JUNE 20,
                                                                1999        1998
                                                              --------    --------
Cash Flow from Operations
Net income..................................................  $ 442.2     $ 358.0
Reconciliation to net cash flow from operations:
  Depreciation and amortization.............................    292.3       234.9
  LIFO expense..............................................      4.6         2.3
  Equity in undistributed earnings of unconsolidated
     affiliate..............................................    (13.2)      (10.4)
  Other.....................................................     21.8       (13.4)
  Change in working capital items:
     Receivables and prepaid expenses.......................     (6.1)      (21.7)
     Inventories at FIFO cost...............................     29.6         1.8
     Payables and accruals..................................   (244.8)     (144.5)
                                                              -------     -------
          Net cash flow from operations.....................    526.4       407.0
                                                              -------     -------
Cash Flow from Investing Activities
Cash paid for property additions............................   (374.7)     (300.7)
Proceeds from sale of property..............................     32.3         8.1
Net cash paid for acquisition of Carr-Gottstein Foods
  Co. ......................................................    (91.3)         --
Other.......................................................     (6.7)       (6.6)
                                                              -------     -------
          Net cash flow used by investing activities........   (440.4)     (299.2)
                                                              -------     -------
Cash Flow from Financing Activities
Additions to short-term borrowings..........................     58.9        90.0
Payments on short-term borrowings...........................   (111.0)     (120.0)
Additions to long-term borrowings...........................    697.0       295.0
Payments on long-term borrowings............................   (749.5)     (407.9)
Net proceeds from exercise of stock options and warrants....     16.1        16.4
Other.......................................................     (2.9)       (2.7)
                                                              -------     -------
          Net cash flow used by financing activities........    (91.4)     (129.2)
                                                              -------     -------
Decrease in cash and equivalents............................     (5.4)      (21.4)
Cash and Equivalents
  Beginning of period.......................................     45.7        77.2
                                                              -------     -------
  End of period.............................................  $  40.3     $  55.8
                                                              =======     =======

     See accompanying notes to condensed consolidated financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks and 24 weeks ended June 19, 1999 and June 20, 1998 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report to Stockholders. The results of operations for the 12 weeks and 24 weeks ended June 19, 1999 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF DOMINICK'S SUPERMARKETS, INC. ("DOMINICK'S")

     In November 1998, Safeway acquired Dominick's by purchasing all of the outstanding shares of Dominick's for $49 cash per share, or a total of approximately $1.2 billion (the "Dominick's Acquisition"). The Dominick's Acquisition was accounted for as a purchase, and Dominicks' operating results have been consolidated with Safeway's since approximately midway through the fourth quarter of 1998. See Note D.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

     In April 1999, Safeway acquired Carrs by purchasing all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $110 million (the "Carrs Acquisition"). Carrs is Alaska's largest food and drug retailer and runs Alaska's largest food warehouse and distribution operation. On the acquisition date, Carrs operated 49 stores. The Carrs Acquisition was accounted for as a purchase and resulted in goodwill of $206 million which is being amortized over 40 years. Safeway funded the Carrs Acquisition, and the subsequent repayment of $238.7 million of Carrs' debt, with the issuance of commercial paper. Safeway's income statement includes eight weeks of Carrs' results for the second quarter of 1999. See Note D.

PROPOSED ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

     On July 23, 1999, Safeway and Randall's jointly announced that they signed a definitive merger agreement pursuant to which Safeway will acquire Randall's for total consideration of approximately $1.8 billion. Safeway will pay approximately $1.425 billion for the equity of Randall's using approximately $855 million in cash and approximately 10.9 million shares of Safeway common stock and will assume or repay approximately $375 million of Randall's debt. Randall's operates 116 stores in Texas with fiscal 1999 net sales of $2.6 billion.

     The transaction will be accounted for as a purchase, and the cash portion is expected to be funded initially with a combination of bank debt, commercial paper and public debt.

     The acquisition is subject to a number of conditions, including the approval of a majority of Randall's outstanding shares, certain regulatory approvals and other customary closing conditions.

     An affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), which owns approximately 62% of Randall's outstanding shares and members of the Onstead family, who own approximately 21% of Randall's outstanding shares, have agreed to vote their shares in favor of the merger. Another affiliate of KKR is one of Safeway's shareholders and four of its members sit on Safeway's board of directors. The acquisition was approved by a special committee of Safeway's board of directors comprised of three directors who are not affiliated with KKR.

                         SAFEWAY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

INVENTORY

     Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense $4.6 million during the first 24 weeks of 1999 and $2.3 million in the first 24 weeks of 1998. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

COMPREHENSIVE INCOME

     Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income approximates net income.

NOTE B -- NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for Safeway beginning in the first quarter of 2001. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

     During the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. This SOP did not have a material impact on Safeway's financial statements.

                         SAFEWAY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE C -- FINANCING

     Notes and debentures were composed of the following at June 19, 1999 and January 2, 1999 (in millions):

                                                         JUNE 19, 1999          JANUARY 2, 1999
                                                      --------------------    --------------------
                                                      LONG-TERM    CURRENT    LONG-TERM    CURRENT
                                                      ---------    -------    ---------    -------
Commercial paper....................................  $1,549.0                $1,745.0
Bank credit agreement, unsecured....................     560.4                    89.1
9.30% Senior Secured Debentures due 2007............      24.3                    24.3
6.85% Senior Notes due 2004, unsecured..............     200.0                   200.0
7.00% Senior Notes due 2007, unsecured..............     250.0                   250.0
7.45% Senior Debentures due 2027, unsecured.........     150.0                   150.0
5.75% Notes due 2000, unsecured.....................     400.0                   400.0
5.875% Notes due 2001, unsecured....................     400.0                   400.0
6.05% Notes due 2003, unsecured.....................     350.0                   350.0
6.50% Notes due 2008, unsecured.....................     250.0                   250.0
9.35% Senior Subordinated Notes due 1999,
  unsecured.........................................        --                      --     $ 66.7
10% Senior Subordinated Notes due 2001, unsecured...      79.9                    79.9         --
9.65% Senior Subordinated Debentures due 2004,
  unsecured.........................................      81.2                    81.2         --
9.875% Senior Subordinated Debentures due 2007,
  unsecured.........................................      24.2                    24.2         --
10% Senior Notes due 2002, unsecured................       6.1                     6.1         --
Mortgage notes payable, secured.....................      60.4     $ 34.5         69.6       46.3
Other notes payable, unsecured......................      94.0        9.1         97.7        5.0
Medium-term notes, unsecured........................      25.5         --         25.5         --
Short-term bank borrowings, unsecured...............        --      109.6           --      161.8
                                                      --------     ------     --------     ------
                                                      $4,505.0     $153.2     $4,242.6     $279.8
                                                      ========     ======     ========     ======

NOTE D -- PRO FORMA SUMMARY FINANCIAL INFORMATION

     The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway, Dominick's and Carrs, as if these acquisitions had occurred as of the beginning of the 24-week periods ended June 20, 1998 and June 19, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the period being presented.

     Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Dominick's and Carrs, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. The preliminary allocation of the purchase price to the assets and liabilities acquired was based in part upon an independent valuation which, in turn, was based upon certain estimates and cash flow information provided by management. Management does not expect the final allocations to differ materially from the amounts presented herein.

                         SAFEWAY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                     24 WEEKS ENDED
                                                             ------------------------------
                                                              (PRO FORMA)      (PRO FORMA)
                                                             JUNE 19, 1999    JUNE 20, 1998
                                                             -------------    -------------
                                                             (IN MILLIONS, EXCEPT PER-SHARE
                                                                        AMOUNTS)
Sales......................................................    $12,593.3        $12,308.7
Net income.................................................    $   438.4        $   327.1
Diluted earnings per share.................................    $    0.85        $    0.64

NOTE E -- CONTINGENCIES

LEGAL MATTERS

     Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant litigation in which the Company is involved. The material changes to that information are described below.

     On May 20, 1999, the Superior Court for Alameda County, California sustained the Company's motion for judgment on the pleadings on plaintiffs' contract claim in the case served on Safeway on July 10, 1998 relating to the 1998 Richmond warehouse fire. On March 5, 1999, the same Court sustained the Company's demurrer to plaintiffs' fraud claim. The May 20, 1999 ruling included entry of final judgment for the Company. Plaintiffs have filed a motion seeking relief from that judgment and permission to file a fraud claim that is similar to their prior claim. Plaintiffs have also filed a notice of appeal.

     The trial of the class action lawsuit, McCampbell et. al. v. Ralphs Grocery Company et. al. in the Super Court for San Diego County, alleging that Vons and two other grocery store chains conspired to fix the price of eggs in Southern California, began on July 12, 1999. The trial is expected to continue through early September. During the trial, plaintiffs amended their damages study to reduce the alleged damages (before trebling) attributable to Vons to between $37.2 million to $49.7 million, depending upon the ending date for calculating damages and whether Vons' discounts are taken into account.

     On May 14, 1999, the Company filed an answer to the April 1999 class action lawsuit entitled Sanders, et al. v. Lucky Stores, et al. in the California Superior Court, San Francisco County. The lawsuit alleges, among other things, that the Company conspired with the other defendants to fix the retail price of milk in six San Francisco Bay Area counties. In the answer, the Company denied the material allegations of the complaint and asserted several affirmative defenses.

     On July 23, 1999, the Company settled claims made by the U.S. Attorney, Northern District of California that in March, 1996 Safeway employees caused milk to enter storm drains at some of its Northern California stores, in violation of the Clean Water Act. In the settlement, the Company agreed, among other things, to pay $200,000 in civil fines, enhance training and compliance programs and educate the industry on storm drain awareness.

                         SAFEWAY INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Safeway Inc. net income was $236.4 million ($0.46 per share) for the second quarter ended June 19, 1999, compared to $193.2 million ($0.38 per share) for the second quarter of 1998, an increase of 22%.

     Safeway acquired Dominick's in November 1998. Consequently, Safeway's income statement for the first 24 weeks of 1999 includes Dominick's operating results while the income statement for the first 24 weeks of 1998 does not. Also, in April 1999 Safeway acquired all of the outstanding shares of Carr-Gottstein Foods Co. ("Carrs") for approximately $110 million cash plus the subsequent repayment of approximately $238.7 million of Carrs' debt. Consequently, Safeway's income statement includes eight weeks of Carrs' results for the second quarter of 1999 while the second quarter of 1998 does not.

     In order to facilitate an understanding of Safeway's operations, the pro forma amounts presented below were computed as if Safeway had owned Dominick's for the first 24 weeks of 1998 and Carrs for the last eight weeks of the second quarter of 1998.

     Second quarter sales increased 13.5% to $6.3 billion in 1999 from $5.6 billion in 1998, primarily because of the Dominick's acquisition.
Comparable-store sales increased 1.5%, while identical-store sales (which exclude replacement stores) increased 0.7%.

     Safeway's continuing improvements in buying practices and product mix helped increase gross profit to 29.90% of sales in the second quarter of 1999 from 29.05% in the second quarter of 1998 on a historical basis and 29.01% on a pro forma basis. In addition, promotional spending related to the introduction of the Safeway Club Card in a number of operating areas reduced gross profit in 1998. LIFO expense was $2.3 million in both the second quarter of 1999 and the second quarter of 1998.

     Operating and administrative expense increased to 22.49% of sales in the second quarter of 1999 compared to 22.23% in 1998 because Dominick's and Carrs' operating and administrative expense ratio had historically been higher than Safeway's and because of increased goodwill amortization as a result of the Dominick's and Carrs acquisitions. On a pro forma basis, operating and administrative expense declined 17 basis points from 22.66% in 1998, reflecting increased sales and ongoing efforts to reduce or control expenses.

     Interest expense increased to $74.2 million in the second quarter of 1999 from $51.5 million for the second quarter of 1998 primarily due to debt incurred to finance the Dominick's and Carrs acquisitions. However, strong operating results pushed the interest coverage ratio (defined on page 12) for the last four quarters to 8.57 times compared to 8.04 in the second quarter of 1998. Operating cash flow (defined on page 12) as a percentage of sales also reached all-time highs of 9.80% for the quarter and 9.19% for the last four quarters.

     Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $5.2 million for the quarter compared to $4.6 million in 1998.

     For the first 24 weeks of 1999, sales were $12.5 billion compared to sales of $11.0 billion in 1998. The gross profit margin improved to 29.85% from 29.04% in 1998 on a historical basis and 29.00% on a pro forma basis. Operating and administrative expense increased to 22.66% of sales in 1999 from 22.55% in 1998 because of the Dominick's and Carrs acquisitions. On a pro forma basis operating and administrative expense improved from 22.89% in the first 24 weeks of 1998.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO.

     On April 16, 1999, Safeway acquired all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $110 million (the "Carrs Acquisition"). Carrs is Alaska's largest food and drug retailer and runs Alaska's largest food warehouse and distribution operation. On the acquisition date, Carrs operated 49 stores. A consent decree entered into with the state of Alaska requires the disposition of six Safeway stores

                         SAFEWAY INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and one Carrs store following the Carrs Acquisition. Safeway funded the Carrs Acquisition, and the subsequent repayment of $238.7 million of Carrs' debt, with the issuance of commercial paper.

PROPOSED ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

     On July 23, 1999, Safeway and Randall's jointly announced that they signed a definitive merger agreement pursuant to which Safeway will acquire Randall's for total consideration of approximately $1.8 billion. Safeway will pay approximately $1.425 billion for the equity of Randall's using approximately $855 million in cash and approximately 10.9 million shares of Safeway common stock and will assume or repay approximately $375 million of Randall's debt. Randall's operates 116 stores in Texas with fiscal 1999 net sales of $2.6 billion.

     The transaction will be accounted for as a purchase, and the cash portion is expected to be funded initially with a combination of bank debt, commercial paper and public debt.

     The acquisition is subject to a number of conditions, including the approval of a majority of Randall's outstanding shares, certain regulatory approvals and other customary closing conditions.

     An affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), which owns approximately 62% of Randall's outstanding shares and members of the Onstead family, who own approximately 21% of Randall's outstanding shares, have agreed to vote their shares in favor of the merger. Another affiliate of KKR is one of Safeway's shareholders and four of its members sit on Safeway's board of directors. The acquisition was approved by a special committee of Safeway's board of directors comprised of three directors who are not affiliated with KKR.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operations was $526.4 million in the first 24 weeks of 1999 compared to cash flow from operations of $407.0 million in the first 24 weeks of 1998. This change is primarily due to improved operations offset by changes in working capital. Working capital (excluding cash and debt) at June 19, 1999 was a deficit of $138.4 million compared to a deficit of $117.2 million at June 20, 1998.

     Cash flow used for investing activities for the first 24 weeks of the year was $440.4 million in 1999 compared to $299.2 million in 1998, primarily due to the acquisition of Carrs and increased capital expenditures in 1999.

     Cash flow used for financing activities was $91.4 million in the first 24 weeks of 1999 and $129.2 in 1998, primarily due to the repayment of debt.

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

                         SAFEWAY INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows:

                                                           12 WEEKS ENDED          24 WEEKS ENDED
                                                        --------------------    --------------------
                                                        JUNE 19,    JUNE 20,    JUNE 19,    JUNE 20,
                                                          1999        1998        1999        1998
                                                        --------    --------    --------    --------
                                                                   (DOLLARS IN MILLIONS)
Income before income taxes............................   $401.4      $334.4     $  762.5     $619.8
Interest expense......................................     74.2        51.5        147.5      104.4
Depreciation and amortization.........................    148.4       118.0        292.3      234.9
LIFO expense..........................................      2.3         2.3          4.6        2.3
Equity in earnings of unconsolidated affiliate........     (5.2)       (4.6)       (13.2)     (10.4)
                                                         ------      ------     --------     ------
Operating cash flow...................................   $621.1      $501.6     $1,193.7     $951.0
                                                         ======      ======     ========     ======
As a percent of sales.................................     9.80%       8.98%        9.59%      8.67%
As a multiple of interest expense.....................     8.37x       9.74x        8.09x      9.11x

     Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and the bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. The bank credit agreement is used primarily as a backup facility to the commercial paper program. During the second quarter of 1999, the acquisition of Carrs, including the subsequent repayment of $238.7 million of Carrs' debt, was funded with the issuance of commercial paper.

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

     The year 2000 project group has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant, and has categorized these systems and applications into three priority levels based on how critical the system or application is to the Company's operations. The year 2000 project group has determined the modifications or replacements necessary to achieve compliance, is implementing the modifications and replacements, conducting tests necessary to verify that the modified systems are operational and transitioning the compliant systems into the regular operations of the Company. Management believes that all critical Safeway systems and applications are now year 2000 compliant. The year 2000 project group will continue to evaluate and test any additional year 2000-related upgrades or changes which may be provided by software vendors relating to software packages supporting Company systems and applications.

                         SAFEWAY INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The year 2000 project group has established a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000-related systems failure. The plan provides for several alternative responses to various possible failure scenarios in each of the Company's primary functional areas. The plan is being and will continue to be evaluated and refined by management for each functional area. A central task force is being formed to manage all year 2000 contingency preparation and activities for the Company. Each division of the Company will form its own committee to manage and control contingency preparation and activities for that division. Communication of the contingency plan and training to support it are scheduled for August through October 1999. Testing and contingency drills to validate the contingency plan and its effectiveness are expected to be complete by November 30, 1999.

     Through the second quarter of 1999 the Company has spent approximately $23.7 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $6.3 million, for a total of approximately $30.0 million (including $5.0 million for Dominick's and Carrs) to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees.

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

CAPITAL EXPENDITURE PROGRAM

     During the first 24 weeks of 1999, Safeway invested $425.1 million in capital expenditures (as defined on page 14 of the Company's 1998 Annual Report to Stockholders) and opened 20 new stores. The Company expects to spend approximately $1.4 billion in 1999 while opening 70 to 75 new stores and completing approximately 250 remodels.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, cost reduction, cash flow, operating improvements and year

                         SAFEWAY INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                         SAFEWAY INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant litigation in which the Company is involved. The material changes to that information are described below.

     On May 20, 1999, the Superior Court for Alameda County, California sustained the Company's motion for judgment on the pleadings on plaintiffs' contract claim in the case served on Safeway on July 10, 1998 relating to the 1998 Richmond warehouse fire. On March 5, 1999, the same Court sustained the Company's demurrer to plaintiffs' fraud claim. The May 20, 1999 ruling included entry of final judgment for the Company. Plaintiffs have filed a motion seeking relief from that judgment and permission to file a fraud claim that is similar to their prior claim. Plaintiffs have also filed a notice of appeal.

     The trial of the class action lawsuit, McCampbell et. al. v. Ralphs Grocery Company et. al. in the Super Court for San Diego County, alleging that Vons and two other grocery store chains conspired to fix the price of eggs in Southern California, began on July 12, 1999. The trial is expected to continue through early September. During the trial, plaintiffs amended their damages study to reduce the alleged damages (before trebling) attributable to Vons to between $37.2 million to $49.7 million, depending upon the ending date for calculating damages and whether Vons' discounts are taken into account.

     On May 14, 1999, the Company filed an answer to the April 1999 class action lawsuit entitled Sanders, et al. v. Lucky Stores, et al. in the California Superior Court, San Francisco County. The lawsuit alleges, among other things, that the Company conspired with the other defendants to fix the retail price of milk in six San Francisco Bay Area counties. In the answer, the Company denied the material allegations of the complaint and asserted several affirmative defenses.

     On July 23, 1999, the Company settled claims made by the U.S. Attorney, Northern District of California that in March, 1996 Safeway employees caused milk to enter storm drains at some of its Northern California stores, in violation of the Clean Water Act. In the settlement, the Company agreed, among other things, to pay $200,000 in civil fines, enhance training and compliance programs and educate the industry on storm drain awareness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 11, 1999 at which the stockholders voted on proposals as follows:

                                                                VOTES AGAINST     VOTES      BROKER
                                                   VOTES FOR     OR WITHHELD    ABSTAINED   NON-VOTES
                                                  -----------   -------------   ---------   ---------
Election of Directors:
  Peter A. Magowan..............................  398,783,876      7,299,411          N/A    N/A
  George R. Roberts.............................  399,035,402      7,047,885          N/A    N/A
  Rebecca A. Stirn..............................  399,162,581      6,920,706          N/A    N/A
Adopt the Company's 1998 Amended and Restated
  Equity Participation Plan.....................  305,009,535     99,055,658    2,018,094    -0-
Reapproval of Performance Bonus Plan for
  Executive Officers of Safeway.................  386,374,903     18,173,534    1,534,850    -0-
Adopt stockholder proposal tying executive
  compensation to dividends paid................    7,165,207    341,225,979    7,179,753    -0-
Adopt stockholder proposal requesting the Board
  of Directors to take the necessary steps to
  provide for cumulative voting.................  134,745,708    217,651,513    3,173,718    -0-
Ratification of appointment of Deloitte & Touche
  LLP as independent auditors for fiscal year
  1999..........................................  403,857,061      1,151,149    1,075,077    -0-

ITEM 6(a). EXHIBITS

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
Exhibit 2.1          Agreement and Plan of Merger dated as of August 6, 1998,
                     among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger
                     Sub., Inc.; and Stockholder Support Agreement dated August
                     6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to
                     Exhibit 2.1 to Registrant's Form 10-Q for the quarterly
                     period ended September 12, 1998).
Exhibit 2.2          Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and
                     Dominick's Supermarkets, Inc. (incorporated by reference to
                     Exhibit (c)(1) to Registrant's Schedule 14D-1 dated October
                     19, 1998), and Stockholders' Agreement dated as of October
                     12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick's Supermarkets,
                     Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to Registrant's Schedule 14D-1 dated October 19, 1998).
Exhibit 3.1          Restated Certificate of Incorporation of the Company and
                     Certificate of Amendment of Restated Certificate of
                     Incorporation by the Company (incorporated by reference to
                     Exhibit 3.1 to the Registrant's Quarterly Report on Form
                     10-Q for the quarterly period ended June 15, 1996) and
                     Certificate of Amendment of Restated Certificate of
                     Incorporation of Safeway Inc. (incorporated by reference to
                     Exhibit 3.1 to the Registrant's Quarterly Report on Form
                     10-Q for the quarterly period ended June 20, 1998).
Exhibit 3.2          Form of By-laws of the Company as amended (incorporated by reference to Exhibit 3.2 to Registration Statement No.
                     33-33388); Amendment to the Company's By-laws effective
                     March 8, 1993 (incorporated by reference to Exhibit 3.2 to
                     Registrant's Form 10-K for the year ended January 2, 1993);
                     Amendment to Company's By-laws effective March 10, 1998;
                     Amendment to Company's By-laws effective May 11, 1999.

      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
Exhibit 10(iii).1*   The 1999 Amended and restated Equity Participation Plan of
                     Safeway, Inc.
Exhibit 11.1         Computation of Earnings Per Share.
Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27.1         Financial Data Schedule (electronic filing only).

- ---------------
* Management contract, or compensatory plan or arrangement.

ITEM 6(b). REPORTS ON FORM 8-K

     On April 23, 1999, the Company filed a current report on Form 8-K under "Item 5. Other Events" that on April 13 an Alaska court approved the February Consent Decree governing Safeway's acquisition of Carr-Gottstein and that on April 16, 1999 Safeway completed the acquisition of Carr-Gottstein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 1999                      /s/ STEVEN A. BURD

                                          --------------------------------------
                                          Steven A. Burd
                                          Chairman, President and Chief
                                          Executive Officer

Date: August 3, 1999                      /s/ DAVID G. WEED

                                          --------------------------------------
                                          David G. Weed
                                          Executive Vice President and Chief
                                          Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED JUNE 19, 1999

Exhibit 10.1  The 1999 Amended and Restated Equity Participation Plan of
              Safeway Inc.
Exhibit 3.2   Amendments to Company's By-laws Effective March 10, 1998 and
              May 11, 1998.
Exhibit 11.1  Computation of Earnings Per Share
Exhibit 12.1  Computation of Ratio of Earnings to Fixed Charges
Exhibit 27.1  Financial Data Schedule (electronic filing only)