Form 10-Q
period 1999-09-11
SAFEWAY INC
filed 1999-10-26
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 11, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                           Commission file number 1-41

                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                   94-3019135
 -------------------------------           -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           5918 Stoneridge Mall Rd.
            Pleasanton, California                             94588-3229
   ----------------------------------------                    ----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (925) 467-3000
                                                             --------------

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]. As of October 21, 1999, there were issued and outstanding 508.8 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX

PART I       FINANCIAL INFORMATION (UNAUDITED)                             PAGE
------       ---------------------------------                             ----

ITEM 1.      FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of September 11,       3
                1999 and January 2, 1999

             Condensed Consolidated Statements of Income for the 12          5
                weeks and 36 weeks ended September 11, 1999 and September 12, 1998

             Condensed Consolidated Statements of Cash Flows for the 36      6
                weeks ended September 11, 1999 and September 12, 1998

             Notes to the Condensed Consolidated Financial Statements        7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              10
             CONDITION AND RESULTS OF OPERATIONS


PART II      OTHER INFORMATION
-------      -----------------

ITEM 1.      LEGAL PROCEEDINGS                                              14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                          September 11,        January 2,
                                                              1999                1999
                                                          ------------        ------------

ASSETS

Current assets:

  Cash and equivalents                                    $       83.3        $       45.7
  Receivables                                                    276.9               200.1
  Merchandise inventories                                      2,213.8             1,856.0
  Prepaid expenses and other current assets                      180.9               218.1
                                                          ------------        ------------

  Total current assets                                         2,754.9             2,319.9
                                                          ------------        ------------


Property                                                       9,184.4             8,024.1
  Less accumulated depreciation and amortization              (3,076.5)           (2,841.5)

                                                          ------------        ------------
  Property, net                                                6,107.9             5,182.6

Goodwill, net of accumulated amortization
  of $274.3 and $211.0                                         4,776.9             3,348.0
Prepaid pension costs                                            389.9               369.6
Investment in unconsolidated affiliate                           130.4               115.2
Other assets                                                      83.9                54.3
                                                          ------------        ------------


Total assets                                              $   14,243.9        $   11,389.6
                                                          ============        ============


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES

                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                     September 11,        January 2,
                                                                         1999                1999
                                                                     ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                                   $       99.8        $      279.8
  Current obligations under capital leases                                   52.1                41.7
  Accounts payable                                                        1,686.9             1,595.9
  Accrued salaries and wages                                                327.1               348.9
  Other accrued liabilities                                               1,043.3               627.3
                                                                     ------------        ------------

  Total current liabilities                                               3,209.2             2,893.6
                                                                     ------------        ------------

Long-term debt:

  Notes and debentures                                                    5,514.8             4,242.6
  Obligations under capital leases                                          435.3               408.0
                                                                     ------------        ------------

  Total long-term debt                                                    5,950.1             4,650.6

Deferred income taxes                                                       185.2               216.9
Accrued claims and other liabilities                                        493.2               546.4
                                                                     ------------        ------------

Total liabilities                                                         9,837.7             8,307.5
                                                                     ------------        ------------

Commitments and contingencies

Stockholders' equity:

  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 510.8 and 486.0 shares
     issued,  after deducting 47.6 and 60.8 treasury shares                   5.6                 5.5
  Additional paid-in capital                                              1,818.2             1,297.3
  Retained earnings                                                       2,590.6             1,799.0
  Accumulated other comprehensive loss                                       (8.2)              (19.7)
                                                                     ------------        ------------

  Total stockholders' equity                                              4,406.2             3,082.1
                                                                     ------------        ------------

Total liabilities and stockholders' equity                           $   14,243.9        $   11,389.6
                                                                     ============        ============


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                   (UNAUDITED)


                                                                12 Weeks Ended                          36 Weeks Ended
                                                        -------------------------------------------------------------------------
                                                        September 11,       September 12,       September 11,        September 12,
                                                            1999                1998                1999                 1998
                                                        ------------        ------------        ------------         ------------
Sales                                                   $    6,475.0        $    5,589.0        $   18,925.2         $   16,561.6
Cost of goods sold                                          (4,556.2)           (3,938.9)          (13,289.8)           (11,725.2)
                                                        ------------        ------------        ------------         ------------

     Gross profit                                            1,918.8             1,650.1             5,635.4              4,836.4

Operating and administrative expense                        (1,465.5)           (1,272.3)           (4,287.4)            (3,746.5)
                                                        ------------        ------------        ------------         ------------

     Operating profit                                          453.3               377.8             1,348.0              1,089.9

Interest expense                                               (73.4)              (48.8)             (221.0)              (153.2)
Equity in earnings of unconsolidated affiliate                   6.4                 6.3                19.6                 16.7
Other income (expense), net                                     (1.1)                0.2                 1.1                  1.9
                                                        ------------        ------------        ------------         ------------


     Income before income taxes                                385.2               335.5             1,147.7                955.3

Income taxes                                                  (161.8)             (141.8)             (482.0)              (403.6)
                                                        ------------        ------------        ------------         ------------

Net income                                              $      223.4        $      193.7        $      665.7         $      551.7
                                                        ------------        ------------        ------------         ------------


Basic earnings per share                                $       0.45        $       0.40        $       1.34         $       1.15
                                                        ------------        ------------        ------------         ------------


Diluted earnings per share                              $       0.44        $       0.38        $       1.30         $       1.09
                                                        ------------        ------------        ------------         ------------



Weighted average shares outstanding - basic                    497.6               483.6               495.6                480.6
                                                        ------------        ------------        ------------         ------------

Weighted average shares outstanding - diluted                  513.4               509.4               513.1                508.1
                                                        ============        ============        ============         ============


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                36 Weeks Ended
                                                                        -------------------------------
                                                                        September 11,      September 12,
                                                                            1999               1998
                                                                        ------------       ------------
CASH FLOW FROM OPERATIONS

Net income                                                              $      665.7       $      551.7
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                                447.4              354.7
  LIFO expense                                                                   6.9                4.6
  Equity in undistributed earnings of unconsolidated affiliate                 (19.6)             (16.7)
  Other                                                                        (42.7)             (16.5)
  Change in working capital items:

    Receivables and prepaid expenses                                            30.3              (19.7)
    Inventories at FIFO cost                                                   (49.8)              16.6
    Payables and accruals                                                       42.1               45.8
                                                                        ------------       ------------
      Net cash flow from operations                                          1,080.3              920.5
                                                                        ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES

Cash paid for property additions                                              (716.0)            (498.9)
Proceeds from sale of property                                                  89.1               24.5
Net cash paid for acquisition of Carr-Gottstein Foods Co.                      (94.4)               -
Net cash paid for acquisition of Randall's Food Markets, Inc.                 (729.8)               -
Other                                                                          (21.8)               1.9
                                                                        ------------       ------------
     Net cash flow used by investing activities                             (1,472.9)            (472.5)
                                                                        ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES

Additions to short-term borrowings                                              68.5              140.0
Payments on short-term borrowings                                             (160.7)            (185.0)
Additions to long-term borrowings                                            2,369.8              342.2
Payments on long-term borrowings                                            (1,843.6)            (790.6)
Net proceeds from exercise of stock options and warrants                        19.3               25.2
Other                                                                          (23.1)              (5.2)
                                                                        ------------       ------------
    Net cash flow provided (used) by financing activities                      430.2             (473.4)
                                                                        ------------       ------------

Increase (decrease) in cash and equivalents                                     37.6              (25.4)

CASH AND EQUIVALENTS

    Beginning of period                                                         45.7               77.2
                                                                        ------------       ------------
    End of period                                                       $       83.3       $       51.8
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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks and 36 weeks ended September 11, 1999 and September 12, 1998 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report to Stockholders. The results of operations for the 12 weeks and 36 weeks ended September 11, 1999 are not necessarily indicative of the results expected for the full year.

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

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

In April 1999, Safeway acquired Carrs by purchasing all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $106 million (the "Carrs Acquisition"). On the acquisition date, Carrs operated 49 stores. The Carrs Acquisition was accounted for as a purchase and resulted in goodwill of $204 million which is being amortized over 40 years. Safeway funded the Carrs Acquisition, and the subsequent repayment of $238.7 million of Carrs' debt, with the issuance of commercial paper. Safeway's income statement includes 24 weeks of Carrs' results for the third quarter of 1999. See Note D.

ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

On September 11, 1999, Safeway acquired all of the outstanding shares of Randall's for $1.3 billion consisting of $754 million of cash and 12.7 million shares of Safeway stock (the "Randall's Acquisition"). Randall's is a 117-store supermarket chain based in Texas. Safeway's September 11, 1999 balance sheet reflects the acquisition of Randall's. Safeway's income statement will reflect Randall's operating results beginning in the fourth quarter of 1999.

The Randall's Acquisition was accounted for as a purchase and resulted in goodwill of approximately $1.3 billion which will be amortized over 40 years. Safeway used proceeds from the issuance of senior notes (see Note C) to fund the Randall's Acquisition.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense of $6.9 million during the first 36 weeks of 1999 and $4.6 million in the first 36 weeks of 1998. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

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

NOTE C - FINANCING

Notes and debentures were composed of the following at September 11, 1999 and January 2, 1999 (in millions):

                                                            September 11, 1999                   January 2, 1999
                                                       ----------------------------        ----------------------------
                                                        Long-term          Current          Long-term          Current
                                                       ----------        ----------        ----------        ----------
Commercial paper                                       $    957.7                          $  1,745.0
Bank credit agreement, unsecured                            481.0                                89.1
9.30% Senior Secured Debentures due 2007                     24.3                                24.3
6.85% Senior Notes due 2004, unsecured                      200.0                               200.0
7.00% Senior Notes due 2007, unsecured                      250.0                               250.0
7.45% Senior Debentures due 2027, unsecured                 150.0                               150.0
5.75% Notes due 2000, unsecured                             400.0                               400.0
5.875% Notes due 2001, unsecured                            400.0                               400.0
6.05% Notes due 2003, unsecured                             350.0                               350.0
6.50% Notes due 2008, unsecured                             250.0                               250.0
7.0% Notes due 2002, unsecured                              600.0
7.25% Notes due 2004, unsecured                             400.0
7.50% Notes due 2009, unsecured                             500.0
Randall's 9.375% Series B Senior Subordinated
   Notes, due 2007                                          166.6
9.35% Senior Subordinated Notes due 1999,
   unsecured                                                   -                                   -                -
10% Senior Subordinated Notes due 2001,
   unsecured                                                 79.9                                79.9        $     66.7
9.65% Senior Subordinated Debentures due
   2004, unsecured                                           81.2                                81.2               -
9.875% Senior Subordinated Debentures due
   2007, unsecured                                           24.2                                24.2               -
10% Senior Notes due 2002, unsecured                          6.1                                 6.1               -
Mortgage notes payable, secured                              67.5        $     14.4              69.6              46.3
Other notes payable, unsecured                              109.8               6.8              97.7               5.0
Medium-term notes, unsecured                                 16.5               9.0              25.5               -
Short-term bank borrowings, unsecured                         -                69.6               -               161.8
                                                       ----------        ----------        ----------        ----------
                                                       $  5,514.8        $     99.8        $  4,242.6        $    279.8
                                                       ==========        ==========        ==========        ==========

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On September 11, 1999, Safeway issued senior unsecured debt securities consisting of $600 million of 7.00% Notes due 2002, $400 million of 7.25% Notes due 2004 and $500 million of 7.50% Notes due 2009. Proceeds from the notes were used to help finance the Randall's Acquisition, including the October 1999 redemption of the Randall's 9.375% Series B Senior Subordinated Notes due 2007, and for working capital purposes. Under the provisions of APB 16, the carrying value of Randall's Series B Subordinated Notes was adjusted to its fair value as part of the Randall's Acquisition. Consequently, Safeway did not recognize any gain or loss on the redemption of the notes.

NOTE D - PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway, Dominick's, Carrs, and Randall's as if these acquisitions had occurred as of the beginning of the 36-week periods ended September 11, 1999 and September 12, 1998. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the period being presented.

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

                                                     36 Weeks Ended
                                              --------------------------------
                                                (Pro Forma)       (Pro Forma)
(in millions, except per-share amounts)       Sept. 11, 1999    Sept. 12, 1998
                                              --------------    --------------
Sales                                            $20,867.0         $20,276.1
Net income                                          $670.6            $497.4
Diluted earnings per share                           $1.27             $0.95


NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved and material changes thereto have been described in subsequent Forms 10-Q. The material changes to that information are described below.

On September 2, 1999, after a six-week trial, the jury returned a verdict in favor of Vons and two other grocery store chains in the class action lawsuit, McCampbell et al. v. Ralphs Grocery Company et al., in the Superior Court for San Diego County. Plantiffs claimed that the grocery store chains agreed to fix or raise the price of eggs in Southern California. They had asked the jury to award damages against Vons (before trebling) in the amount of $36.8 million. On October 15, 1999, the court denied plantiffs' motion for judgment notwithstanding the verdict or a new trial, and also denied their motion for judgment on a second cause of action under California's unfair competition law.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income was $223.4 million ($0.44 per share) for the third quarter ended September 11, 1999, compared to $193.7 million ($0.38 per share) for the third quarter of 1998.

Third quarter sales increased 15.9% to $6.5 billion in 1999 from $5.6 billion in 1998, primarily because of the Dominick's and Carrs acquisitions.
Comparable-store sales increased 1.0%, while identical-store sales (which exclude replacement stores) increased 0.5%.

Safeway acquired Dominick's in November 1998. Consequently, Safeway's income statement for the first 36 weeks of 1999 includes Dominick's operating results while the income statement for the first 36 weeks of 1998 does not. Also, in April 1999 Safeway acquired Carrs. Consequently, Safeway's income statement for the first 36 weeks of 1999 includes 24 weeks of Carrs' operating results. In order to facilitate an understanding of Safeway's operations, the pro forma amounts presented below were computed as if Safeway had owned Dominick's for the first 36 weeks of 1998 and Carrs for the comparable 24 weeks of 1998.

Safeway's continuing improvements in buying practices and product mix helped increase gross profit to 29.63% of sales in the third quarter of 1999 from 29.52% in the third quarter of 1998 on a historical basis and 29.45% on a pro forma basis. LIFO expense was $2.3 million in both the third quarter of 1999 and the third quarter of 1998.

Operating and administrative expense declined to 22.63% of sales in the third quarter of 1999 from 22.76% in 1998 on a historical basis and 23.03% on a pro forma basis, reflecting increased sales and ongoing efforts to reduce or control expenses.

Interest expense increased to $73.4 million in the third quarter of 1999 from $48.8 million for the third quarter of 1998 primarily due to debt incurred to finance the Dominick's and Carrs acquisitions described below. However the interest coverage ratio (operating cash flow divided by interest expense) remains very strong at 8.24 over the last four quarters. Operating cash flow (defined on page 11) as a percentage of sales reached 9.29% for the last four quarters compared to 8.36% one year ago.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $6.4 million for the quarter compared to $6.3 million in 1998. Casa Ley operates 86 food and general merchandise stores in western Mexico.

For the first 36 weeks of 1999, sales were $18.9 billion compared to sales of $16.6 billion in 1998. The gross profit margin improved to 29.78% from 29.20% in 1998 on a historical basis and 29.15% on a pro forma basis. Operating and administrative expense increased to 22.65% of sales in 1999 from 22.62% in 1998 primarily because of increased goodwill amortization from the Dominick's and Carrs acquisitions. On a pro forma basis, operating and administrative expense improved from 22.95% in the first 36 weeks of 1998.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO.

In April 1999, Safeway acquired all of the outstanding shares of Carrs for $12.50 cash per share, or a total of approximately $106 million (the "Carrs Acquisition"). On the acquisition date, Carrs operated 49 stores. In accordance with a consent decree entered into with the state of Alaska Safeway has disposed of six Safeway stores and one Carrs store following the Carrs Acquisition. Safeway funded the Carrs Acquisition, and the subsequent repayment of $238.7 million of Carrs' debt, with the issuance of commercial paper.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

On September 11, 1999, Safeway acquired all of the outstanding shares of Randall's for $1.3 billion consisting of $754 million of cash and 12.7 million shares of Safeway stock (the "Randall's Acquisition"). Randall's is a 117-store supermarket chain based in Texas. Safeway's September 11, 1999 balance sheet reflects the acquisition of Randall's. Safeway's income statement will reflect Randall's operating results beginning in the fourth quarter of 1999.

The Randall's Acquisition is accounted for as a purchase and resulted in goodwill of approximately $1.3 billion which will be amortized over 40 years. Safeway used proceeds from the issuance of subordinated debt (see Note C) to fund the acquisition.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $1,080.3 million in the first 36 weeks of 1999 compared to cash flow from operations of $920.5 million in the first 36 weeks of 1998. This change is primarily due to improved operations offset by changes in working capital. Working capital (excluding cash and debt) at September 11, 1999 was a deficit of $454.3 million compared to a deficit of $302.2 million at September 12, 1998.

Cash flow used for investing activities for the first 36 weeks of the year was $1,472.9 million in 1999 compared to $472.5 million in 1998. The increase is primarily due to the acquisition of Randall's and Carrs as well as increased capital expenditures in 1999.

Cash flow provided by financing activities was $430.2 million in the first 36 weeks of 1999 compared to cash flow used by financing activities of $473.4 in 1998, primarily due to the issuance of the senior notes to help finance the acquisition of Randall's.

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

                                                           12 Weeks Ended                          36 Weeks Ended
                                                   ------------------------------          -------------------------------
                                                    Sept. 11,           Sept. 12,           Sept. 12,            Sept. 12
                                                      1999                1998                1999                 1998
                                                   ----------          ----------          ----------           ----------
Operating cash flow:

Income before income taxes                         $    385.2          $    335.5          $  1,147.7           $    955.3
Interest expense                                         73.4                48.8               221.0                153.2
Depreciation and amortization                           155.0               119.8               447.4                354.7
LIFO expense                                              2.3                 2.3                 6.9                  4.6
Equity in earnings of unconsolidated affiliate           (6.4)               (6.3)              (19.6)               (16.7)
                                                   ----------          ----------          ----------           ----------
Operating cash flow                                $    609.5          $    500.1          $  1,803.4           $  1,451.1
                                                   ==========          ==========          ==========           ==========
As a percent of sales                                    9.41%               8.95%               9.53%                8.76%
As a multiple of interest expense                       8.30x              10.25x               8.16x                 9.47

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 5, 1999 Safeway announced that its Board of Directors authorized a stock repurchase program under which Safeway may acquire up to $1.0 billion of its common stock. The purchases will be made from time to time at prevailing prices in open market or in privately negotiated transactions and will be funded with a combination of cash flow from operations, commercial paper and bank borrowings. The purpose of this program is, in part, to replace treasury stock issued in connection with the Randall's Acquisition. Safeway presently anticipates that shares repurchased in the near future will be made in block purchases in privately negotiated transactions.

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

The year 2000 project group has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant, and has categorized these systems and applications into three priority levels based on how critical the system or application is to the Company's operations. The year 2000 project group has determined what modifications or replacements will be necessary to achieve compliance; is implementing the modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. Management believes that all critical Safeway systems and applications are now year 2000 compliant. The year 2000 project group will continue to evaluate and test any additional year 2000-related upgrades or changes which may be provided by software vendors relating to software packages supporting Company systems and applications.

Safeway completed its acquisition of Dominick's in November 1998. All critical Dominick's systems and applications that were not year 2000 compliant have been replaced with compliant systems and applications or have been modified to achieve year 2000 compliance.

Safeway also completed its acquisition of Carrs in April 1999. All critical Carrs systems and applications that were not year 2000 compliant have been replaced with compliant Safeway core systems and applications or have been modified to achieve year 2000 compliance.

Safeway completed its acquisition of Randall's on September 11, 1999. Management believes that all critical Randall's systems and applications are year 2000 compliant.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The year 2000 project group is also examining the Company's relationships with key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The project group is testing procedures with certain vendors identified as having potential year 2000 compliance issues. Management does not believe that the Company's relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company.

The year 2000 project group has established a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000-related systems failure. The plan provides for several alternative responses to various possible failure scenarios in each of the Company's primary functional areas. The plan is being and will continue to be evaluated and refined by management for each functional area. A central task force has been formed to manage and control all year 2000 contingency preparation and activities for the Company. Each division of the Company has formed its own committee to manage and control contingency preparation and activities for that division. Communication of the contingency plan and training to support it are underway and will be completed by October 30, 1999.

Through the third quarter of 1999 the Company has spent approximately $28.5 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $1.5 million, for a total of approximately $30.0 million (including $5.0 million for Dominick's and Carrs) to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultants' fees. Randall's spent $2.6 million to address year 2000 compliance issues.

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

CAPITAL EXPENDITURE PROGRAM

During the first 36 weeks of 1999, Safeway invested $792 million in capital expenditures (as defined on page 14 of the Company's 1998 Annual Report to Stockholders) while opening 32 new stores and closing 29 stores. The Company expects to spend approximately $1.3 billion in 1999 while opening approximately 65 new stores and completing approximately 250 remodels. In the year 2000 Safeway expects to spend approximately $1.5 billion, open 70 to 75 new stores and complete 250 remodels.

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

                          SAFEWAY INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 35 and 36 of the 1998 Annual Report to Stockholders, provides information on significant claims and litigation in which the Company is involved and material changes thereto have been described in subsequent Forms 10-Q. The material changes to that information are described below.

On September 2, 1999, after a six-week trial, the jury returned a verdict in favor of Vons and two other grocery store chains in the class action lawsuit, McCampbell et al. v. Ralphs Grocery Company et al., in the Superior Court for San Diego County. Plantiffs claimed that the grocery store chains agreed to fix or raise the price of eggs in Southern California. They had asked the jury to award damages against Vons (before trebling) in the amount of $36.8 million. On October 15, 1999, the court denied plantiffs' motion for judgment notwithstanding the verdict or a new trial, and also denied their motion for judgment on a second cause of action under California's unfair competition law.

ITEM 6(a).  EXHIBITS

Exhibit 2.1 Agreement and Plan of Merger dated as of July 22, 1999, among Safeway Inc., SI Merger Sub, Inc. and Randall's Food Markets Inc. (incorporated by reference to Exhibit 2 to the Registrants Form 8-K dated August 3, 1999).

Exhibit 11.1        Computation of Earnings Per Share.

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1        Financial Data Schedule (electronic filing only).

ITEM 6(b).  REPORTS ON FORM 8-K

On September 14, 1999 the Company filed a current report on Form 8-K under Item
5. "Other Events" that on September 13 Safeway completed an underwritten offering of $600 million 7% Notes Due 2002, $400 million 7-1/4% Notes Due 2004 and $500 million 7-1/2% Notes Due 2009.

On August 3, 1999 the Company filed a current report on Form 8-K under Item 5. "Other Events" that on July 23, 1999 Safeway and Randall's Food Markets, Inc., ("Randall's") jointly announced that they had entered into an Agreement and Plan of Merger, dated as of July 22, 1999 pursuant to which Safeway would acquire all of the outstanding shares of common stock of Randall's.

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 25, 1999                        \s\ Steven A. Burd
      ----------------                        ----------------------------------
                                              Steven A. Burd
                                              Chairman, President
                                              and Chief Executive Officer

Date: October 25, 1999                        \s\ David G. Weed
      ----------------                        ----------------------------------
                                              David G. Weed
                                              Executive Vice President
                                              and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                            ENDED SEPTEMBER 11, 1999

Exhibit 11.1        Computation of Earnings Per Share

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1        Financial Data Schedule (electronic filing only)