Form 10-K
period 2000-01-01
SAFEWAY INC
filed 2000-03-31
CIK 86144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NUMBER 1-41

                                  SAFEWAY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3019135
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      OR
                ORGANIZATION)
          5918 STONERIDGE MALL ROAD
            PLEASANTON, CALIFORNIA                                 94588
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 467-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------             -----------------------------------------
        Common Stock, $0.01 par value per share             New York Stock Exchange
 9.30%  Senior Secured Debentures due 2007                  New York Stock Exchange
   10%  Senior Notes due 2002                               New York Stock Exchange
   10%  Senior Subordinated Notes due 2001                  New York Stock Exchange
 9.65%  Senior Subordinated Debentures due 2004             New York Stock Exchange
9.875%  Senior Subordinated Debentures due 2007             New York Stock Exchange
 6.85%  Senior Notes due 2004                               New York Stock Exchange
 7.00%  Senior Notes due 2007                               New York Stock Exchange
 7.45%  Senior Debentures due 2027                          New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 14, 2000, was $16.3 billion.

    As of March 14, 2000, there were issued and outstanding 494.6 million shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
 The following documents are incorporated by reference to the extent specified herein:

                    DOCUMENT DESCRIPTION                        10-K PART
                    --------------------                        ---------
1999 Annual Report to Stockholders..........................  I, II, III, IV
Proxy Statement dated March 28, 2000........................  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

GENERAL:

     Information appearing on pages 5 through 16 of the 1999 Annual Report to Stockholders of Safeway Inc. ("Safeway" or the "Company") is incorporated herein by this reference.

CAPITAL EXPENDITURES:

     Information appearing under the caption "Capital Expenditure Program" on page 15 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

     Safeway's stores opened, remodels completed, and stores closed or sold during the last five years were as follows:

                                             TOTAL
                                             FIVE
                                             YEARS    1999     1998     1997     1996     1995
                                             -----    -----    -----    -----    -----    -----
Stores opened:
  New locations............................    99        32       28       15       14       10
  Replacements.............................   113        35       18       22       16       22
                                              ---     -----    -----    -----    -----    -----
                                              212        67       46       37       30       32
                                              ===     =====    =====    =====    =====    =====
Remodels completed: (Note A)
  Expansions...............................   137        33       28       34       29       13
  "Four-Wall" remodels.....................   778       218      206      147      112       95
                                              ---     -----    -----    -----    -----    -----
                                              915       251      234      181      141      108
                                              ===     =====    =====    =====    =====    =====
Randall's stores acquired..................   117       117       --       --       --       --
Carrs stores acquired......................    32        32       --       --       --       --
Dominick's stores acquired.................   113        --      113       --       --       --
Vons stores acquired.......................   316        --       --      316       --       --
Stores closed or sold......................   193        54       30       37       37       35
          Total stores at year-end.........           1,659    1,497    1,368    1,052    1,059

---------------
Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

     Note L to the consolidated financial statements, included on page 38 of the Company's 1999 Annual Report to Stockholders, is incorporated herein by this reference.

TRADEMARKS:

     Safeway has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 150 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright's, and the marks Vons, Pavilions, Dominick's, Carrs, Randalls and Tom Thumb. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

     At year-end 1999, working capital deficit was composed of $3.1 billion of current assets and $3.6 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

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

EMPLOYEES:

     At year-end 1999, Safeway had more than 193,000 full and part-time employees. Approximately 90% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

     In the last three years there has been one significant work stoppage. During the second quarter of 1997, Safeway was engaged in a 75-day labor dispute affecting 74 stores in the Alberta, Canada operating area. The work stoppage was resolved in a manner that management considered generally satisfactory. Safeway estimates that the Alberta strike reduced 1997 net income by approximately $0.04 per share.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

     Note L to the consolidated financial statements, included on page 38 of the Company's 1999 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.

ITEM 3. LEGAL PROCEEDINGS

     Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note K to the consolidated financial statements on pages 37 and 38 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

     The names and ages of the current executive officers of the Company and their positions as of March 14, 2000, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

                                                                        YEAR FIRST ELECTED
          NAME AND ALL POSITIONS WITH THE COMPANY                    -------------------------
                   HELD AT MARCH 14, 2000                     AGE    OFFICER    PRESENT OFFICE
          ---------------------------------------             ---    -------    --------------
Steven A. Burd..............................................  50      1992      1993
  Chairman, President and Chief Executive Officer
Richard W. Dreiling.........................................  46      1994      1999
  Executive Vice President
  Marketing and Manufacturing Operations
Kenneth W. Oder.............................................  52      1993      1993
  Executive Vice President
  Labor Relations, Human Resources, Law, Public
  Affairs and Information Technology
Larree M. Renda.............................................  41      1991      1999
  Executive Vice President
  Retail Operations
David G. Weed...............................................  48      1992      1998
  Executive Vice President and
  Chief Financial Officer
David F. Bond(1)............................................  46      1997      1997
  Senior Vice President
  Finance and Control
David T. Ching..............................................  47      1994      1994
  Senior Vice President and
  Chief Information Officer
David F. Faustman(2)........................................  47      2000      2000
  Senior Vice President
  Labor Relations and Public Affairs
Dick W. Gonzales(3).........................................  53      1998      1998
  Senior Vice President
  Human Resources
Lyman C. Gordon.............................................  53      1993      1998
  Senior Vice President
  Strategic Development
Lawrence V. Jackson(4)......................................  46      1997      1997
  Senior Vice President
  Supply Operations
Melissa C. Plaisance........................................  40      1993      1995
  Senior Vice President
  Finance and Investor Relations
Michael C. Ross.............................................  52      1993      1993
  Senior Vice President
  Secretary and General Counsel

                                                                        YEAR FIRST ELECTED
          NAME AND ALL POSITIONS WITH THE COMPANY                    -------------------------
                   HELD AT MARCH 14, 2000                     AGE    OFFICER    PRESENT OFFICE
          ---------------------------------------             ---    -------    --------------
Kenneth M. Shachmut.........................................  51      1994      1999
  Senior Vice President
  Corporate Reengineering
Donald P. Wright............................................  47      1991      1991
  Senior Vice President
  Real Estate and Engineering

---------------
(1) Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.

(2) Mr. Faustman was previously a partner at the law firm of Carlton, DiSante and Freudenberger LLP.

(3) Mr. Gonzales held the positions of Group Vice President -- Human Resources, and Senior Vice President -- Human Resources at The Vons Companies, Inc. from 1993 to 1998.

(4) Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc., from 1995 to 1997, and Vice President and General manager of Pepsi-Cola Company, a unit of PepsiCo, Inc., from 1992 to 1995.

     Section 16(a) Beneficial Ownership. Information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by this reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note N to the consolidated financial statements on page 40 of the Company's 1999 Annual Report to Stockholders and is incorporated herein by this reference. There were 10,177 stockholders of record as of March 14, 2000; however, approximately 90% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $36 1/8 at the close of business on March 14, 2000.

     Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 1999 and has no current plans for dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

     The "Five-Year Summary Financial Information" included on page 17 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8, Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information appearing under the caption "Financial Review" on pages 18 through 20 and under the captions "Capital Expenditure Program" and "Market Risk from Financial Instruments" on page 16 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

     Information regarding the terms of outstanding indebtedness appearing in Note C to the consolidated financial statements on pages 30 and 31 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

     Information appearing under the caption "Year 2000" on page 20 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 137, which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for Safeway beginning in the first quarter of 2001. Although the Company has not fully assessed the implications of this new statement, the Company believes adoption of this statement will not have a material impact on its financial statements.

     During the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. This SOP did not have a material impact on Safeway's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information appearing under the caption "Market Risk from Financial Instruments" on page 16 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     Pages 21 through 41 of the Company's 1999 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors' Report as listed in Item 14(a)1 below, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

     Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 2000 Proxy Statement, is incorporated herein by this reference.

     Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 2000 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation and Stock Option Committee; Report of the Section 162(m) Committee" and "Stock Performance Graph" in the Company's 2000 Proxy Statement is not incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 2000 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Note J to the consolidated financial statements, included on page 36 of the Company's 1999 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2000 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

        Consolidated Statements of Income for fiscal 1999, 1998, and 1997. Consolidated Balance Sheets as of the end of fiscal 1999 and 1998. Consolidated Statements of Cash Flows for fiscal 1999, 1998, and 1997. Consolidated Statements of Stockholders' Equity for fiscal 1999, 1998, and 1997.
        Notes to Consolidated Financial Statements.
        Independent Auditors' Report.

     2. Consolidated Financial Statement Schedules:

     None required

     3. The following exhibits are filed as part of this report:

    Exhibit 2.1          Agreement and Plan of Merger, dated as of July 22, 1999,
                         among Safeway Inc., SI Merger Sub, Inc. and Randall's Food
                         Markets Inc. (incorporated by reference to Exhibit 2 to the
                         Registrant's Form 8-K dated August 3, 1999).

    Exhibit 2.2          Agreement and Plan of Merger dated as of August 6, 1998
                         among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger
                         Sub, Inc. and Stockholder Support Agreement dated August 6,
                         1998 entered into by Green Equity Investors, L.P. for the
                         benefit of Safeway Inc. (incorporated by reference to
                         Exhibit 2.1 of the Registrant's Form 10-Q for the quarterly period ended September 12, 1998).

    Exhibit 2.3          Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and
                         Dominick's Supermarkets, Inc. (incorporated by reference to
                         Exhibit (c)(1) to Registrant's Schedule 14D-1 dated October
                         19, 1998), and Stockholders Agreement dated as of October
                         12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick's Supermarkets,
                         Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to Registrant's Schedule 14D-1 dated October 19, 1998).

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

    Exhibit 3.2          Form of By-laws of the Company as amended and restated.

    Exhibit 4(i).1       Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

    Exhibit 4(i).2       Registration Rights Agreement dated November 25, 1986
                         between the Company and certain limited partnerships
                         (incorporated by reference to Exhibit 4(i).4 to Registration
                         Statement No. 33-33388) and Amendment to the Registration
                         Rights Agreement dated as of July 22, 1999 by and between
                         the Company, certain limited partnerships and RFM
                         Acquisition LLC (incorporated by reference to Exhibit 4.5 to
                         Registration Statement No. 333-84749).

    Exhibit 4(i).3       Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as
                         Trustee, relating to the Company's Debt Securities
                         (incorporated by reference to Exhibit 4.1 of Registrant's
                         Form 8-K dated September 16, 1992), as supplemented by the
                         Supplemental Indenture dated as of September 4, 1997
                         (incorporated by reference to Exhibit 4(i).9 to Registrant's
                         Form 10-K for the year ended January 3, 1998).

    Exhibit 4(i).4       Form of Officers' Certificate relating to the Company's
                         Fixed Rate Medium-Term Notes and the Company's Floating Rate
                         Medium-Term Notes, form of Fixed Rate Note and form of
                         Floating Rate Note (incorporated by reference to Exhibits
                         4.2, 4.3 and 4.4 of Registrant's Form 8-K dated September
                         16, 1992).

    Exhibit 4(i).5       Form of Officers' Certificate establishing the terms of a
                         separate series of Safeway Inc.'s Medium-Term Notes entitled
                         10% Senior Notes due November 1, 2002, including the form of
                         Note (incorporated by reference to Exhibits 4.1 and 4.2 of
                         Registrant's Form 8-K dated November 5, 1992).

    Exhibit 4(i).6       Form of Officers' Certificate establishing the terms of a
                         separate series of Safeway Inc.'s Medium-Term Notes entitled
                         Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant's Form 8-K dated June 1, 1993).

    Exhibit 4(i).7       Common Stock Purchase Warrants to purchase shares of Safeway
                         Inc. common stock (incorporated by reference to Exhibit
                         4(i).13 to Registrant's Form 10-K for the year ended January
                         3, 1998) and Amendment to Safeway Inc. Common Stock Purchase
                         Warrant dated as of January 29, 1999 (incorporated by
                         reference to Exhibit A to Registrant's Form 8-K dated
                         February 11, 1999).

    Exhibit 4(i).8       Credit Agreement dated as of April 8, 1997 among Safeway
                         Inc., The Vons Companies, Inc. and Canada Safeway Limited as
                         Borrowers; Bankers Trust Company as Administrative Agent;
                         The Chase Manhattan Bank as Syndication Agent; The Bank of
                         Nova Scotia and Bank of America National Trust and Savings
                         Association as Documentation Agents; the agents listed
                         therein as Agents; and the lenders listed therein as
                         Lenders. (incorporated by reference to Exhibit 4(i).1 of the
                         Registrant's Form 10-Q for the quarterly period ended March
                         22, 1997).

    Exhibit 4(i).9       Indenture, dated as of September 10, 1997, between Safeway
                         Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated
                         September 10, 1997).

    Exhibit 4(i).10      Form of Officers' Certificate establishing the terms of the
                         Registrant's 6.85% Senior Notes due 2004, the Registrant's
                         7.00% Senior Notes due 2007 and the Company's 7.45% Senior
                         Debentures due 2027, including the forms of Notes
                         (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5
                         and 4.6 to Registrant's Form 8-K dated September 10, 1997).

    Exhibit 4(i).11      Form of Officers' Certificate establishing the terms of the
                         Registrant's 5.75% Notes due 2000, 5.875% Notes due 2001,
                         6.05% Notes due 2003, and 6.50% Notes due 2008, including
                         forms of Notes (incorporated by reference to Exhibits 4.2,
                         4.3, 4.4, 4.5 and 4.6 to Registrant's Form 8-K dated
                         November 9, 1998).

    Exhibit 4(i).12      Form of Officers' Certificate establishing terms of the
                         Registrant's 7.00% Notes due 2002, 7.25% Notes due 2004, and
                         7.5% Notes due 2004, including the forms of Notes
                         (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5
                         and 4.6 to Registrant's Form 8-K dated September 14, 1999).

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

    Exhibit 10(iii).1*   1999 Amended and Restated Equity Participation Plan of
                         Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the Registrant's Quarterly Report on Form 10-Q for the
                         quarterly period ending June 19, 1999).

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

    Exhibit 10(iii).4*   Amended and Restated 1997 Stock Purchase and Option Plan for
                         Key Employees for Randall's Food Markets, Inc. and
                         Subsidiaries (incorporated by reference to Exhibit 4.3 to
                         Randall's Food Markets, Inc.'s Registration Statement on
                         Form S-8 dated January 19, 1999).

    Exhibit 10(iii).5*   Randall's Food Markets, Inc. Stock Option Plan and
                         Restricted Stock Plan (incorporated by reference to Exhibit
                         4.2 of Registration Statement 333-84749).

    Exhibit 10(iii).6*   Amendment dated September 11, 1999 to the Randall's Food
                         Markets, Inc. Stock Option and Restricted Stock and the
                         Amended and Restated 1997 Stock Purchase and Option Plan for
                         Randall's Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 of Registration Statement
                         333-84749).

    Exhibit 10(iii).7*   The 1996 Equity Participation Plan of Dominick's
                         Supermarkets, Inc. (incorporated by reference to Exhibit
                         10.13 to Dominick's Supermarkets, Inc.'s Form 10-K for the
                         year ended November 1, 1996).

    Exhibit 10(iii).8*   The 1995 Amended and Restated Stock Option Plan of
                         Dominick's Supermarkets, Inc. (incorporated by reference to
                         Exhibit 10.12 to Dominick's Supermarkets, Inc.'s Form 10-K
                         for the year ended November 1, 1996).

    Exhibit 10(iii).9*   Form of Amendment to Stock Option Agreements under The 1996
                         Equity Participation Plan of Dominick's Supermarkets, Inc.,
                         and the 1995 Amended and Restated Stock Option Plan of
                         Dominick's Supermarkets, Inc. (incorporated by reference to
                         Exhibit 4.5 to Registrant's Registration on Form S-8 No.
                         333-67575 dated November 19, 1998).

    Exhibit 10(iii).10*  Operating Performance Bonus Plan for Executive Officers of
                         Safeway Inc. (incorporated by reference to Exhibit 10(iii).9 to Registrant's Form 10-K for the year ended January 1,
                         1994); First Amendment thereto dated January 1, 1997.
                         (incorporated by reference to Exhibit 10(iii).12 of
                         Registrant's Form 10-K for the year ended December 28,
                         1996); Second Amendment thereto dated October 7, 1997; and
                         Third Amendment thereto dated March 10, 1998 (incorporated by reference to Exhibit 10(iii).7 of Registrant's Form 10-K for the year ended January 2, 1998).

    Exhibit 10(iii).11*  Capital Performance Bonus Plan for Executive Officers of
                         Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant's Form 10-K for the year ended January 2,
                         1998).

    Exhibit 10(iii).12*  Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant's Form 10-K
                         for the year ended January 1, 1994).

    Exhibit 10(iii).13*  Deferred Compensation Plan for Safeway Directors
                         (incorporated by reference to Exhibit 10(iii).11 of Registrant's Form 10-K for the year ended December 31,
                         1994).

    Exhibit 10(iii).14*  Form of stock option agreement for former directors of The
                         Vons Companies, Inc. (incorporated by reference to Exhibit
                         10(iii).12 of Registrant's Form 10-K for the year ended
                         December 28, 1996).

    Exhibit 10(iii).15*  The Vons Companies, Inc. Management Stock Option Plan
                         (incorporated by reference to Exhibit 10.3 to The Vons
                         Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

    Exhibit 10(iii).16*  The Vons Companies, Inc. 1990 Stock Option and Restricted
                         Stock Plan (incorporated by reference to Appendix A to The
                         Vons Companies, Inc. Proxy Statement for its May 17, 1990
                         Annual Meeting of Shareholders).

    Exhibit 10(iii).17*  Amendment, dated February 17, 1993, to The Vons Companies,
                         Inc. 1990 Stock Option and Restricted Stock Plan
                         (incorporated by reference to Exhibit 10.13.1 to The Vons
                         Companies, Inc. Form 10-Q for the quarterly period ended
                         March 28, 1993).

    Exhibit 10(iii).18*  Safeway Executive Deferred Compensation Plan and Deferral
                         Election Form.

    Exhibit 10(iii).19*  Canada Safeway Limited Executive Deferred Compensation Plan
                         and Deferral Election Form.

    Exhibit 10(iii).20*  Safeway Inc. Stock Option Gain Deferred Compensation Plan
                         and Deferral Election Form.

    Exhibit 10(iii).21*  Amendment, effective as of December 13, 1996, to The Vons
                         Companies, Inc. 1990 Stock Option and Restricted Stock Plan
                         (incorporated by reference to Exhibit 10.7.2 to The Vons
                         Companies, Inc. Form 10-K for the fiscal year ended December
                         29, 1996).

    Exhibit 10(iii).22*  Form of Amendments, dated April 8, 1997, to The Vons
                         Companies, Inc. Management Stock Option Plan and The Vons
                         Companies, Inc. 1990 Stock Option and Restricted Stock Plan
                         (incorporated by reference to Exhibit 4.5 to Registrant's
                         Form S-4 filed on March 5, 1997).

    Exhibit 11.1         Computation of Earnings per Share (incorporated by reference to page 39 of the Company's 1999 Annual Report to
                         Stockholders).

    Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges.

    Exhibit 13.1         Registrant's 1999 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                         Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1
                         above).

    Exhibit 22.1         Schedule of Subsidiaries.

    Exhibit 23.1         Independent Auditors' Consent.

    Exhibit 27           Financial Data Schedule (electronic filing only).

---------------
* Management contract, or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K:

     On September 14, 1999 the Company filed a current report on Form 8-K under
Item 5. "Other Events" that on September 13, Safeway completed an underwritten offering of $600 million 7% Notes Due 2002, $400 million 7 1/4% Notes Due 2004 and $500 million 7 1/2 Notes Due 2009.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2000                      SAFEWAY INC.

                                          By:     /s/ STEVEN A. BURD
                                          --------------------------------------
                                                      Steven A. Burd
                                                 Chairman, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                  /s/ DAVID G. WEED                    Executive Vice President and     March 31, 2000
-----------------------------------------------------      Chief Financial Officer
                    David G. Weed

                  /s/ DAVID F. BOND                    Senior Vice President Finance    March 31, 2000
-----------------------------------------------------            and Control
                    David F. Bond

                 /s/ STEVEN A. BURD                              Director               March 31, 2000
-----------------------------------------------------
                   Steven A. Burd

              /s/ JAMES H. GREENE, JR.                           Director               March 31, 2000
-----------------------------------------------------
                James H. Greene, Jr.

                   /s/ PAUL HAZEN                                Director               March 31, 2000
-----------------------------------------------------
                     Paul Hazen

                 /s/ HENRY R. KRAVIS                             Director               March 31, 2000
-----------------------------------------------------
                   Henry R. Kravis

              /s/ ROBERT I. MACDONNELL                           Director               March 31, 2000
-----------------------------------------------------
                Robert I. MacDonnell

                /s/ PETER A. MAGOWAN                             Director               March 31, 2000
-----------------------------------------------------
                  Peter A. Magowan

                /s/ GEORGE R. ROBERTS                            Director               March 31, 2000
-----------------------------------------------------
                  George R. Roberts

                /s/ REBECCA A. STIRN                             Director               March 31, 2000
-----------------------------------------------------
                  Rebecca A. Stirn

               /s/ WILLIAM Y. TAUSCHER                           Director               March 31, 2000
-----------------------------------------------------
                 William Y. Tauscher

                                 EXHIBIT INDEX

                     LIST OF EXHIBITS FILED WITH FORM 10-K
                      FOR THE PERIOD ENDED JANUARY 1, 2000

Exhibit 3.2                 Form of By-laws of the Company as amended and restated.

Exhibit 10(iii).18          Safeway Executive Deferred Compensation Plan and Deferral
                            Election Form.
Exhibit 10(iii).19          Canada Safeway Limited Executive Deferred Compensation Plan
                            and Deferral Election Form.
Exhibit 10(iii).20          Safeway Inc. Stock Option Gain Deferred Compensation Plan
                            and Deferral Election Form.
Exhibit 12.1                Computation of Ratio of Earnings to Fixed Charges.
Exhibit 13.1                Registrant's 1999 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3,
                            Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1
                            above).
Exhibit 22.1                Schedule of Subsidiaries.
Exhibit 23.1                Independent Auditors' Consent.
Exhibit 27                  Financial Data Schedule (electronic filing only).