Form 10-Q
period 2000-03-25
SAFEWAY INC
filed 2000-05-09
CIK 86144

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the quarterly period ended March 25, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO . As of April 28, 2000, there were issued and outstanding 496.4 million shares of the registrant's common stock.

                         SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX



PART I             FINANCIAL INFORMATION (UNAUDITED)                             Page
------             ---------------------------------                             ----
ITEM 1.            FINANCIAL STATEMENTS
                   Condensed Consolidated Balance Sheets as of March 25, 2000      3
                      and January 1, 2000

                   Condensed Consolidated Statements of Income for the 12          5
                      weeks ended March 25, 2000 and March 27, 1999

                   Condensed Consolidated Statements of Cash Flows for the 12      6
                      weeks ended March 25, 2000 and March 27, 1999

                   Notes to the Condensed Consolidated Financial Statements        7

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              10
                   CONDITION AND RESULTS OF OPERATIONS

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     12

PART II            OTHER INFORMATION
-------            -----------------

ITEM 1.            LEGAL PROCEEDINGS                                              13

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                               13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                      March 25,       January 1,
                                                        2000             2000
                                                      ---------       ----------
ASSETS

Current assets:
  Cash and equivalents                                $    71.0       $   106.2
  Receivables                                             305.5           292.9
  Merchandise inventories                               2,318.1         2,444.9
  Prepaid expenses and other current assets               198.7           208.1
                                                      ---------       ---------
  Total current assets                                  2,893.3         3,052.1
                                                      ---------       ---------

Property                                                9,838.8         9,726.6
  Less accumulated depreciation and amortization       (3,406.3)       (3,281.9)
                                                      ---------       ---------
  Property, net                                         6,432.5         6,444.7

Goodwill, net of accumulated amortization
  of $343.1 and $314.4                                  4,760.4         4,786.6
Prepaid pension costs                                     422.3           405.6
Investment in unconsolidated affiliate                    138.7           131.6
Other assets                                               84.0            79.7
                                                      ---------       ---------
Total assets                                          $14,731.2       $14,900.3
                                                      =========       =========

(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 March 25,       January 1,
                                                                   2000             2000
                                                                 ---------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                               $   487.5       $   557.1
  Current obligations under capital leases                            41.2            41.8
  Accounts payable                                                 1,487.8         1,878.4
  Accrued salaries and wages                                         331.2           387.7
  Other accrued liabilities                                          845.8           717.6
                                                                 ---------       ---------
  Total current liabilities                                        3,193.5         3,582.6
                                                                 ---------       ---------
Long-term debt:
  Notes and debentures                                             5,923.3         5,922.0
  Obligations under capital leases                                   426.9           435.4
                                                                 ---------       ---------
  Total long-term debt                                             6,350.2         6,357.4

Deferred income taxes                                                368.6           379.1
Accrued claims and other liabilities                                 476.9           495.4
                                                                 ---------       ---------
Total liabilities                                                 10,389.2        10,814.5
                                                                 ---------       ---------
Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 494.8 and 493.6 shares
     issued,  after deducting 65.2 and 65.4 treasury shares            5.6             5.6
  Additional paid-in capital                                       1,339.6         1,321.8
  Retained earnings                                                3,011.8         2,769.9
  Accumulated other comprehensive loss                               (15.0)          (11.5)
                                                                 ---------       ---------
  Total stockholders' equity                                       4,342.0         4,085.8
                                                                 ---------       ---------
Total liabilities and stockholders' equity                       $14,731.2       $14,900.3
                                                                 =========       =========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         12 Weeks Ended
                                                    -------------------------
                                                    March 25,       March 27,
                                                       2000            1999
                                                    ---------       ---------
Sales                                               $ 7,086.3       $ 6,113.2
Cost of goods sold                                   (4,976.6)       (4,291.6)
                                                    ---------       ---------
     Gross profit                                     2,109.7         1,821.6

Operating and administrative expense                 (1,565.7)       (1,376.4)
Goodwill amortization                                   (29.1)          (20.0)
                                                    ---------       ---------
     Operating profit                                   514.9           425.2

Interest expense                                       (109.8)          (73.3)
Equity in earnings of unconsolidated affiliate            7.1             8.0
Other income, net                                         1.3             1.2
                                                    ---------       ---------
     Income before income taxes                         413.5           361.1

Income taxes                                           (171.6)         (155.3)
                                                    ---------       ---------
Net income                                          $   241.9       $   205.8
                                                    =========       =========

Basic earnings per share                            $    0.49       $    0.42
                                                    =========       =========
Diluted earnings per share                          $    0.48       $    0.40
                                                    =========       =========

Weighted average shares outstanding - basic             494.2           492.6
                                                    =========       =========
Weighted average shares outstanding - diluted           507.9           512.8
                                                    =========       =========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                       12 Weeks Ended
                                                                   ----------------------
                                                                   March 25,    March 27,
                                                                     2000         1999
                                                                   ---------    ---------
CASH FLOW FROM OPERATIONS
Net income                                                          $241.9       $205.8
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                      189.7        144.0
  LIFO expense                                                          --          2.3
  Equity in undistributed earnings of unconsolidated affiliate        (7.1)        (8.0)
  Net pension income                                                 (20.4)        (4.2)
  Other                                                              (40.8)       (20.0)
  Change in working capital items:
    Receivables and prepaid expenses                                  (4.6)        18.3
    Inventories at FIFO cost                                         123.4         (6.3)
    Payables and accruals                                           (313.6)      (162.3)
                                                                    ------       ------
      Net cash flow from operations                                  168.5        169.6
                                                                    ------       ------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions                                    (154.5)      (130.1)
Proceeds from sale of property                                        35.9          8.2
Other                                                                 (7.9)        (4.9)
                                                                    ------       ------
     Net cash flow used by investing activities                     (126.5)      (126.8)
                                                                    ------       ------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings                                      --          9.5
Payments on short-term borrowings                                    (70.0)       (86.5)
Additions to long-term borrowings                                    125.1        236.5
Payments on long-term borrowings                                    (141.4)      (212.7)
Net proceeds from exercise of stock options and warrants               9.1         11.6
Other                                                                   --         (2.0)
                                                                    ------       ------
    Net cash flow used by financing activities                       (77.2)       (43.6)
                                                                    ------       ------

Decrease in cash and equivalents                                     (35.2)        (0.8)

CASH AND EQUIVALENTS
    Beginning of period                                              106.2         45.7
                                                                    ------       ------
    End of period                                                   $ 71.0       $ 44.9
                                                                    ======       ======

See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 25, 2000 and March 27, 1999 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 25, 2000 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

In April 1999, Safeway completed its acquisition of Carrs by purchasing all of the outstanding shares of Carrs for approximately $106 million in cash (the "Carrs Acquisition"). The Carrs Acquisition was accounted for as a purchase and Carrs operating results have been consolidated with Safeway's since the beginning of the second quarter of 1999. See Note D.

ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

In September 1999, Safeway acquired Randall's by purchasing all of the outstanding shares of Randall's for $1.3 billion consisting of $754 million in cash and 12.7 million shares of Safeway stock (the "Randall's Acquisition"). The Randall's Acquisition was accounted for as a purchase and Randall's operating results have been consolidated with Safeway's since the beginning of the fourth quarter of 1999. See Note D.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway did not record LIFO expense in the first quarter of 2000 reflecting management's expectation of little or no inflation for the full year. LIFO expense was $2.3 million in the first quarter of 1999. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

COMPREHENSIVE INCOME

Comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income approximates net income.


NOTE B - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. Safeway will adopt SFAS No. 133 as required by SFAS 137, "Deferral of the Effective Date of the FASB Statement No. 133," beginning in the first quarter of 2001. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C - FINANCING

Notes and debentures were composed of the following at March 25, 2000 and January 1, 2000 (in millions):

                                                     March 25, 2000             January 1, 2000
                                                 ----------------------     ---------------------
                                                 Long-term      Current     Long-term     Current
                                                 ---------      -------     ---------     -------
Commercial paper                                  $2,361.3                  $2,358.1
Bank credit agreement, unsecured                      75.1                      75.7
9.30% Senior Secured Debentures due 2007              24.3                      24.3
6.85% Senior Notes due 2004, unsecured               200.0                     200.0
7.00% Senior Notes due 2007, unsecured               250.0                     250.0
7.45% Senior Debentures due 2027, unsecured          150.0                     150.0
5.75% Senior Notes due 2000, unsecured                --        $400.0          --        $400.0
5.875% Senior Notes due 2001, unsecured              400.0                     400.0
6.05% Senior Notes due 2003, unsecured               350.0                     350.0
6.50% Senior Notes due 2008, unsecured               250.0                     250.0
7.00% Senior Notes due 2002, unsecured               600.0                     600.0
7.25% Senior Notes due 2004, unsecured               400.0                     400.0
7.50% Senior Notes due 2009, unsecured               500.0                     500.0
10% Senior Subordinated Notes due 2001,               79.9                      79.9
   unsecured
9.65% Senior Subordinated Debentures due
   2004, unsecured                                    81.2                      81.2
9.875% Senior Subordinated Debentures due
   2007, unsecured                                    24.2                      24.2
10% Senior Notes due 2002, unsecured                   6.1                       6.1
Mortgage notes payable, secured                       68.8        15.1          63.5        12.1
Other notes payable, unsecured                        85.9         3.7          92.5         6.3
Medium-term notes, unsecured                          16.5         9.0          16.5         9.0
Short-term bank borrowings, unsecured                             59.7                     129.7
                                                  --------       ------     --------      ------
                                                  $5,923.3       $487.5     $5,922.0      $557.1
                                                  ========       ======     ========      ======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway, Randall's and Carrs, as if the Randall's and Carrs Acquisitions had occurred as of the beginning of the 12-week period ended March 27, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective as of the period being presented.

Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Randall's and Carrs, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the amounts presented herein.


                                                       12 Weeks Ended
                                              --------------------------------
                                                 (Actual)         (Pro Forma)
(in millions, except per-share amounts)       March 25, 2000    March 27, 1999
                                              --------------    --------------
Sales                                            $7,086.3          $6,859.2

Net income                                         $241.9            $201.1
Diluted earnings per share                          $0.48             $0.38

NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 37 and 38 of the 1999 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

On March 31, 2000, in the gender discrimination class action against Dominick's, the court held a fairness hearing in connection with the settlement agreement executed by the parties and granted final approval of the settlement.

                          SAFEWAY INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $241.9 million ($0.48 per share) for the first quarter ended March 25, 2000, compared to $205.8 million ($0.40 per share) for the first quarter of 1999.

First-quarter sales increased 15.9% to $7.1 billion in 2000 from $6.1 billion in 1999, primarily because of the Randall's and Carrs Acquisitions. As expected, sales during the first two weeks of the quarter were soft because many customers stocked up at the end of 1999 due to Y2K concerns. For the final 10 weeks of the quarter, comparable-store sales increased 3.3% and identical-store sales (which exclude replacement stores) increased 2.7%. For the full quarter, comparable-store sales increased 2.4%, while identical store sales increased 1.8%.

In September 1999, Safeway acquired Randall's Food Markets, Inc. (the "Randall's Acquisition"). In April 1999, Safeway acquired Carr-Gottstein Foods Co. (the "Carrs Acquisition"). In order to facilitate an understanding of the Company's operations, the following discussions of gross profit and operating and administrative expense include certain pro forma information based on the 1999 combined historical financial statements as if the Randall's and Carrs Acquisitions had been effective as of the beginning of 1999.

Safeway's continued improvement in buying practices and product mix helped increase gross profit to 29.77% of sales in the first quarter of 2000 from 29.46% on a pro forma basis in the first quarter of 1999. Gross profit decreased slightly on a historical basis from 29.80% in the first quarter of 1999.

Operating and administrative expense, including goodwill amortization, declined to 22.51% of sales in the first quarter of 2000 from 22.84% in 1999 on a historical basis and 22.87% on a pro forma basis, reflecting increased sales, ongoing efforts to reduce or control expenses and gains on the sale of certain non-operating store properties in the first quarter of 2000.

Interest expense increased to $109.8 million in the first quarter of 1999 from $73.3 million in the first quarter of 1999. This increase was primarily due to debt incurred to finance the Randall's and Carrs Acquisitions and the repurchase of Safeway stock during the fourth quarter of 1999. Despite the increase in interest expense, the interest coverage ratio (operating cash flow divided by interest expense) remains very strong at 7.10 times over the last four quarters. Operating cash flow (defined on page 11) as a percentage of sales reached 9.49% over the last four quarters compared to 9.37% one year ago.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $7.1 million for the first quarter of 2000, compared to $8.0 million in 1999. Casa Ley operates 88 food and general merchandise stores in western Mexico.

ACQUISITION OF CARR-GOTTSTEIN FOODS CO. ("CARRS")

In April 1999, Safeway completed its acquisition of all of the outstanding shares of Carrs for approximately $106 million in cash (the "Carrs Acquisition"). On the acquisition date, Carrs operated 49 stores. The Carrs Acquisition was accounted for as a purchase. Safeway funded the acquisition, and subsequent repayment of approximately $239 million of Carrs' debt, with the issuance of commercial paper.

ACQUISITION OF RANDALL'S FOOD MARKETS, INC. ("RANDALL'S")

In September 1999, Safeway acquired all of the outstanding shares of Randall's in exchange for $1.3 billion consisting of $754 million of cash and 12.7 million shares of Safeway stock (the "Randall's Acquisition"). On the acquisition date, Randall's operated 117 stores in Texas. The Randall's Acquisition was accounted for as a purchase. Safeway funded the cash portion of the acquisition and subsequent repayment of approximately $403 million in Randall's debt, through the issuance of senior notes.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $168.5 million in the first quarter of 2000 compared to cash flow from operations of $169.6 million in the first quarter of 1999. This change is primarily due to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at March 25, 2000 was $157.5 million compared to a deficit of $124.3 million at March 27, 1999.

Cash flow used by investing activities for the first quarter of the year was $126.5 million in 2000 compared to $126.8 million in 1999, primarily due to higher proceeds from property sales in 1999 offset by increased capital expenditures.

Cash flow used by financing activities was $77.2 million in the first quarter of 2000 and $43.6 million in 1999, primarily due to the repayment of debt.

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


                                                             12 Weeks Ended
                                                     ------------------------------
(Dollars in millions)                                March 25, 2000  March 27, 1999
                                                     --------------  --------------
Income before income taxes                              $413.5          $361.1
Interest expense                                         109.8            73.3
Depreciation and amortization                            189.7           144.0
LIFO expense                                              --               2.3
Equity in earnings of unconsolidated affiliate            (7.1)           (8.0)
                                                        ------          ------
Operating cash flow                                     $705.9          $572.7
                                                        ======          ======
As a percent of sales                                     9.96%           9.37%

As a multiple of interest expense                         6.43x           7.81x

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

CAPITAL EXPENDITURE PROGRAM

During the first quarter of 1999, Safeway invested $178.9 million in capital expenditures (as defined on page 15 of the Company's 1999 Annual Report to Stockholders). The Company opened 14 new stores and closed 10 stores The Company expects to spend approximately $1.6 billion in 2000 while opening 70 to 75 new stores and completing approximately 250 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD -LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and cost reductions, and are indicated by words or phrases such as "continuing," "on-going," "expects," and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, population, employment and job growth in our markets; pricing pressures and other competitive factors, which could include pricing strategies, store openings and remodels; results of our program to reduce costs; the ability to integrate and achieve operating improvements at companies we acquire; increases in labor costs and deterioration in relations with the union bargaining units representing the our employees; opportunities or acquisitions that the we pursue; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided under the caption "Market Risk from Financial Instruments" on page 16 of the Company's 1999 Annual Report to Stockholders.

                          SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 37 and 38 of the 1999 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

On March 31, 2000, in the gender discrimination class action against Dominick's, the court held a fairness hearing in connection with the settlement agreement executed by the parties and granted final approval of the settlement.


ITEM 6(a). EXHIBITS

Exhibit 2.1 Agreement and Plan of Merger dated as of July 22, 1999, among Safeway, Inc., SI Merger Sub, Inc. and Randall's Food
                     Markets Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K dated August 3, 1999).

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

Exhibit 3.2          Form of By-laws of the Company as amended and restated
                     (incorporated by reference to Exhibit 3.2 to Registrant's
                     Form 10-K for the year ended January 1, 2000).

Exhibit 4.(i).1      First Amendment to the Credit Agreement dated as of
                     March 19, 1999 and Second Amendment to the Credit Agreement dated as of March 9, 2000 to the Credit Agreement dated as of April 8, 1997.

Exhibit 11.1         Computation of Earnings Per Share.

Exhibit 12.1         Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1         Financial Data Schedule (electronic filing only).


ITEM 6(b). REPORTS ON FORM 8-K


The Company filed no Current Reports on Form 8-K during the first quarter of 2000.

                          SAFEWAY INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 2000                          \s\ Steven A. Burd
                                            ------------------------------------
                                            Steven A. Burd
                                            Chairman, President
                                            and Chief Executive Officer

Date: May 9, 2000                           \s\ David G. Weed
                                            ------------------------------------
                                            David G. Weed
                                            Executive Vice President
                                            and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 25, 2000



Exhibit 4.(i).1     First Amendment to the Credit Agreement dated as of
                    March 19, 1999 and Second Amendment to the Credit Agreement dated as of March 9, 2000 to the Credit Agreement dated as of April 8, 1997.

Exhibit 11.1        Computation of Earnings Per Share

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1        Financial Data Schedule (electronic filing only)