Form 10-Q
period 2000-06-17
SAFEWAY INC
filed 2000-08-01
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934


                  For the quarterly period ended June 17, 2000


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                         EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                           Commission file number 1-41
                                                  ----

                                  SAFEWAY INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                  94-3019135
              --------                                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


       5918 Stoneridge Mall Rd.
        Pleasanton, California                                   94588-3229
       ------------------------                                  ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (925) 467-3000
                                                                 --------------


                                 Not Applicable

                                 --------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
         NO __ As of July 21, 2000 there were issued and outstanding 497.8 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX


     PART I          FINANCIAL INFORMATION (UNAUDITED)                      Page
     ------          ---------------------------------                      ----
     ITEM 1.         FINANCIAL STATEMENTS

                     Condensed Consolidated Balance Sheets as of June 17, 2000
                          and January 1, 2000..................................3

                     Condensed Consolidated Statements of Income for the 12 and
                          24 weeks ended June 17, 2000 and June 19, 1999.......5

                     Condensed Consolidated Statements of Cash Flows for
                          the 24 weeks ended June 17, 2000 and June 19, 1999...6

                     Notes to the Condensed Consolidated Financial Statements..7

     ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTs OF OPERATIONS.................10

     ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                          MARKET RISK ........................................12

     PART II         OTHER INFORMATION

     ITEM 1.         LEGAL PROCEEDINGS .......................................13

     ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......13

     ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K ........................14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                     June 17,            January 1,
                                                                       2000                 2000
                                                                   ------------        -------------
ASSETS

Current assets:
  Cash and equivalents ..........................................   $     88.8           $    106.2
  Receivables ...................................................        291.1                292.9
  Merchandise inventories .......................................      2,285.9              2,444.9
  Prepaid expenses and other current assets .....................        269.4                208.1
                                                                   ------------        -------------
  Total current assets ..........................................      2,935.2              3,052.1
                                                                   ------------        -------------

Property ........................................................      9,825.4              9,726.6
  Less accumulated depreciation and amortization ................     (3,380.2)            (3,281.9)
                                                                   ------------        -------------
  Property, net .................................................      6,445.2              6,444.7

Goodwill, net of accumulated amortization
  of $372.1 and $314.4 ..........................................      4,738.2              4,786.6
Prepaid pension costs ...........................................        448.7                405.6
Investment in unconsolidated affiliate ..........................        142.1                131.6
Other assets ....................................................        127.4                 79.7
                                                                   ------------        -------------

Total assets ....................................................   $ 14,836.8           $ 14,900.3
                                                                   ============        =============

(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES

                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     June 17,            January 1,
                                                                       2000                 2000
                                                                  ------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures ..............................................  $    548.9           $    557.1
  Current obligations under capital leases ......................        46.0                 41.8
  Accounts payable ..............................................     1,611.5              1,878.4
  Accrued salaries and wages ....................................       345.3                387.7
  Other accrued liabilities .....................................       906.5                717.6
                                                                  ------------        -------------
  Total current liabilities .....................................     3,458.2              3,582.6
                                                                  ------------        -------------
Long-term debt:
  Notes and debentures ..........................................     5,548.5              5,922.0
  Obligations under capital leases ..............................       421.7                435.4
                                                                  ------------        -------------
  Total long-term debt ..........................................     5,970.2              6,357.4

Deferred income taxes ...........................................       360.2                379.1
Accrued claims and other liabilities ............................       380.4                495.4
                                                                  ------------        -------------
Total liabilities ...............................................    10,169.0             10,814.5
                                                                  ------------        -------------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 497.1 and 493.6 shares
     issued, after deducting 65.0 and 65.4 treasury shares ......         5.6                  5.6
  Additional paid-in capital ....................................     1,386.2              1,321.8
  Retained earnings .............................................     3,292.7              2,769.9
  Accumulated other comprehensive loss ..........................       (16.7)               (11.5)
                                                                  ------------        -------------
  Total stockholders' equity ....................................     4,667.8              4,085.8
                                                                  ------------        -------------
Total liabilities and stockholders' equity ......................  $ 14,836.8           $ 14,900.3
                                                                  ============        =============

See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               12 Weeks Ended                  24 Weeks Ended
                                                       ----------------------------     -----------------------------
                                                        June 17,        June 19,          June 17,        June 19,
                                                          2000            1999              2000            1999
                                                       ------------    ------------     -------------   -------------
Sales ...............................................   $  7,418.1      $  6,337.0       $  14,504.4     $  12,450.2
Cost of goods sold ..................................     (5,216.4)       (4,442.0)        (10,193.0)       (8,733.6)
                                                       ------------    ------------     -------------   -------------
     Gross profit ...................................      2,201.7         1,895.0           4,311.4         3,716.6

Operating and administrative expense ................     (1,589.6)       (1,404.4)         (3,155.3)       (2,780.8)
Goodwill amortization ...............................        (29.2)          (21.0)            (58.3)          (41.0)
                                                       ------------    ------------     -------------   -------------
     Operating profit ...............................        582.9           469.6           1,097.8           894.8

Interest expense ....................................       (108.3)          (74.2)           (218.1)         (147.5)
Equity in earnings of unconsolidated affiliate ......          3.4             5.2              10.5            13.2
Other income, net ...................................          2.1             0.8               3.4             2.0
                                                       ------------    ------------     -------------   -------------
     Income before income taxes .....................        480.1           401.4             893.6           762.5

Income taxes ........................................       (199.2)         (165.0)           (370.8)         (320.3)
                                                       ------------    ------------     -------------   -------------
Net income ..........................................   $    280.9      $    236.4       $     522.8     $     442.2
                                                       ============    ============     =============   =============
Basic earnings per share: ...........................   $     0.57      $     0.48       $      1.06     $      0.89
                                                       ============    ============     =============   =============
Diluted earnings per share: .........................   $     0.55      $     0.46       $      1.03     $      0.86
                                                       ============    ============     =============   =============
Weighted average shares outstanding - basic .........        496.3           496.5             495.2           494.6
                                                       ============    ============     =============   =============
Weighted average shares outstanding - diluted .......        510.5           513.0             509.2           512.9
                                                       ============    ============     =============   =============

See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                             24 Weeks Ended
                                                                                 ------------------------------------
                                                                                    June 17,            June 19,
                                                                                      2000                1999
                                                                                 ----------------    ----------------
CASH FLOW FROM OPERATIONS
Net income ....................................................................     $      522.8        $      442.2
Reconciliation to net cash flow from operations:
  Depreciation and amortization ...............................................            379.8               292.3
  LIFO expense ................................................................              1.3                 4.6
  Equity in undistributed earnings of unconsolidated affiliate ................            (10.5)              (13.2)
  Net pension income ..........................................................            (40.8)               (8.3)
  Gain on pension settlement ..................................................            (10.0)                 --
  Decrease in accrued claims and other liabilities ............................            (44.4)              (11.8)
  Other .......................................................................            (42.9)               (0.5)
  Change in working capital items:
    Receivables and prepaid expenses ..........................................            (61.9)               (6.1)
    Inventories at FIFO cost ..................................................            152.0                29.6
    Payables and accruals .....................................................            (86.7)             (202.4)
                                                                                 ----------------    ----------------
      Net cash flow from operations ...........................................            758.7               526.4
                                                                                 ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions ..............................................           (420.7)             (374.7)
Proceeds from sale of property ................................................             63.0                32.3
Net cash paid for Carr-Gottstein Foods Co. ....................................               --               (91.3)
Other .........................................................................            (26.7)               (6.7)
                                                                                 ----------------    ----------------
     Net cash flow used by investing activities ...............................           (384.4)             (440.4)
                                                                                 ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings ............................................             20.9                58.9
Payments on short-term borrowings .............................................            (69.0)             (111.0)
Additions to long-term borrowings .............................................            126.5               697.0
Payments on long-term borrowings ..............................................           (490.5)             (749.5)
Net proceeds from exercise of stock options and warrants ......................             21.6                16.1
Other .........................................................................             (1.2)               (2.9)
                                                                                 ----------------    ----------------
    Net cash flow used by financing activities ................................           (391.7)              (91.4)
                                                                                 ----------------    ----------------
Decrease in cash and equivalents ..............................................            (17.4)               (5.4)

CASH AND EQUIVALENTS
    Beginning of period .......................................................            106.2                45.7
                                                                                 ----------------    ----------------
    End of period .............................................................     $       88.8        $       40.3
                                                                                 ================    ================

See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 24 weeks ended June 17, 2000 and June 19, 1999 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 17, 2000 are not necessarily indicative of the results expected for the full year.

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

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded estimated LIFO expense of $1.3 million during the first 24 weeks of 2000 and $4.6 million during the first 24 weeks of 1999. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

NOTE C - FINANCING

Notes and debentures were composed of the following at June 17, 2000 and January 1, 2000 (in millions):

                                                                     June 17, 2000                  January 1, 2000
                                                                ------------------------        -----------------------
                                                                Long-term        Current        Long-term       Current
                                                                ---------        -------        ----------      -------
Commercial paper ............................................    $2,051.5                        $2,358.1
Bank credit agreement, unsecured ............................        67.7                            75.7
9.30% Senior Secured Debentures due 2007 ....................        24.3                            24.3
6.85% Senior Notes due 2004, unsecured ......................       200.0                           200.0
7.00% Senior Notes due 2007, unsecured ......................       250.0                           250.0
7.45% Senior Debentures due 2027, unsecured .................       150.0                           150.0
5.75% Senior Notes due 2000, unsecured ......................          --         $400.0               --        $400.0
5.875% Senior Notes due 2001, unsecured .....................       400.0                           400.0
6.05% Senior Notes due 2003, unsecured ......................       350.0                           350.0
6.50% Senior Notes due 2008, unsecured ......................       250.0                           250.0
7.00% Senior Notes due 2002, unsecured ......................       600.0                           600.0
7.25% Senior Notes due 2004, unsecured ......................       400.0                           400.0
7.50% Senior Notes due 2009, unsecured ......................       500.0                           500.0
10% Senior Subordinated Notes due 2001, unsecured ...........        79.9                            79.9
9.65% Senior Subordinated Debentures due 2004, unsecured ....        81.2                            81.2
9.875% Senior Subordinated Debentures due 2007, unsecured ...        24.2                            24.2
10% Senior Notes due 2002, unsecured ........................         6.1                             6.1
Mortgage notes payable, secured .............................        61.0           15.7             63.5          12.1
Other notes payable, unsecured ..............................        36.1           51.6             92.5           6.3
Medium-term notes, unsecured ................................        16.5             --             16.5           9.0
Short-term bank borrowings, unsecured .......................          --           81.6               --         129.7
                                                                ---------        -------        ----------      -------
                                                                 $5,548.5         $548.9         $5,922.0        $557.1
                                                                =========        =======        ==========      =======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway, Randall's and Carrs, as if the Randall's and Carrs Acquisitions had occurred as of the beginning of the 24-week period ended June 19, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the period being presented.

Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Randall's, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the amounts presented herein.

                                                          24 Weeks Ended
(in millions, except per-share amounts)      --------------------------------------
                                                (Actual)               (Pro Forma)
                                             June 17, 2000            June 19, 1999
                                             -------------            -------------
Sales .....................................    $14,504.4                 $13,784.1

Net income ................................       $522.8                    $434.3

Diluted earnings per share ................        $1.03                     $0.82



NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 37 and 38 of the 1999 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

On April 26, 2000, in the case of Sanders, et al. v. Lucky Stores, Inc., et al., the court approved the settlement agreement of the parties and the case was subsequently dismissed.

                          SAFEWAY INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $280.9 million ($0.55 per share) for the second quarter ended June 17, 2000, compared to $236.4 million ($0.46 per share) for the second quarter of 1999.

Second-quarter sales increased 17.5% to $7.4 billion in 2000 from $6.3 billion in 1999, primarily because of strong store operations and the Randall's Acquisition. Comparable-store sales increased 4.9%, while identical-store sales (which exclude replacement stores) increased 4.4%.

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

Safeway's continued improvement in buying practices and product mix helped increase gross profit to 29.68% of sales in the second quarter of 2000 from 29.55% on a pro forma basis in the second quarter of 1999. Gross profit decreased on a historical basis from 29.90% in the second quarter of 1999.

Operating and administrative expense, including goodwill amortization, declined to 21.82% of sales in the second quarter of 2000 from 22.49% in 1999 on a historical basis and 22.47% on a pro forma basis, reflecting increased sales and ongoing efforts to reduce or control expenses.

Interest expense increased to $108.3 million in the second quarter of 2000 from $74.2 million in the second quarter of 1999. This increase was primarily due to debt incurred in the fourth quarter of 1999 to finance the Randall's Acquisition, debt incurred in the fourth quarter of 1999 to finance the repurchase of Safeway stock and, to a lesser extent, higher interest rates on variable rate borrowings. Despite the increase in interest expense, the interest coverage ratio (operating cash flow divided by interest expense) remains very strong at 6.90 times over the last four quarters. Operating cash flow (defined on page 11) as a percentage of sales reached 9.66% over the last four quarters compared to 9.19% one year ago.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $3.4 million for the second quarter of 2000, compared to $5.2 million in 1999. Casa Ley operates 91 food and general merchandise stores in western Mexico.

For the first 24 weeks of 2000, sales were $14.5 billion compared to sales of $12.5 billion for the first 24 weeks of 1999. The gross profit margin decreased to 29.72% from 29.85% on a historical basis because of the Carrs and Randall's acquisitions. On a pro forma basis, gross profit margin improved from 29.51% in the first 24 weeks of 1999. Operating and administrative expense decreased to 22.16% of sales in the first 24 weeks of 2000 from 22.66% on a historical basis, and 22.67% on a pro forma basis, in the first 24 weeks of 1999.

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

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operations was $758.7 million in the first 24 weeks of 2000 compared to cash flow from operations of $526.4 million in the first 24 weeks of 1999. This change is primarily due to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at June 17, 2000 was a deficit of $16.9 million compared to a deficit of $138.4 million at June 19, 1999.

Cash flow used by investing activities for the first 24 weeks of the year was $384.4 million in 2000 compared to $440.4 million in 1999. The decrease is primarily due to the acquisition of Carrs in 1999 offset by increased capital expenditures in 2000.

Cash flow used by financing activities was $391.7 million in the first 24 weeks of 2000 and $91.4 million in 1999, primarily due to net borrowing activity.

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

                                                       12 Weeks Ended                     24 Weeks Ended
                                              ------------------------------     ------------------------------
(Dollars in millions)                         June 17, 2000    June 19, 1999     June 17, 2000    June 19, 1999
                                              -------------    -------------     -------------    -------------
Income before income taxes                      $480.1             $401.4            $893.6           $762.5
LIFO expense                                       1.3                2.3               1.3              4.6
Interest expense                                 108.3               74.2             218.1            147.5
Depreciation and amortization                    190.1              148.4             379.8            292.3
Equity in earnings of unconsolidated
     affiliate                                    (3.4)              (5.2)            (10.5)           (13.2)
                                              -------------    -------------     -------------    -------------
Operating cash flow                             $776.4             $621.1          $1,482.3         $1,193.7
                                              =============    =============     =============    =============
As a percent of sales                            10.47%              9.80%            10.22%            9.59%
                                              =============    =============     =============    =============

As a multiple of interest expense                 7.17x              8.37x             6.80x            8.09x
                                              =============    =============     =============    =============

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

CAPITAL EXPENDITURE PROGRAM

During the first two quarters of 2000, Safeway invested $471.1 million in capital expenditures and opened 25 new stores and closed 19 stores. The Company expects to spend more than $1.7 billion in 2000 while opening 75 to 80 new stores and completing approximately 275 remodels.

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

On April 26, 2000, in the case of Sanders, et al. v. Lucky Stores, Inc., et al., the court approved the settlement agreement of the parties and the case was subsequently dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 9, 2000 at which the stockholders voted on proposals as follows:

                                                                       Votes Against    Votes
                                                        Votes For       or Withheld    Abstained     Broker Non-Votes
                                                       -----------      ------------   ---------     ----------------
 Election of Directors:
     James H. Greene, Jr. .........................    405,955,027       16,115,417        N/A              N/A
     Paul Hazen ...................................    406,946,875       15,123,569        N/A              N/A
     Hector Ley Lopez .............................    404,186,775       17,883,669        N/A              N/A

 Stockholder proposal requesting the Board of
 Directors to adopt a policy  of removing
 genetically engineered products from private
 label foods ......................................      8,794,134      341,159,760    24,549,348       47,567,202


 Stockholder proposal requesting the Board
 of Directors to take the necessary steps to
 provide for cumulative voting ....................    135,092,168      229,975,978     9,435,096       47,567,202

 Ratification of appointment of Deloitte &
 Touche LLP as independent auditors for fiscal
 year 2000 ........................................    420,000,456          986,777     1,083,211            N/A

ITEM 6(a).  EXHIBITS

Exhibit 11.1     Computation of Earnings Per Common Share.
Exhibit 12.1     Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27.1     Financial Data Schedule (electronic filing only).


ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K during the second quarter of 2000.

                         SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 1, 2000                  /s/ Steven A. Burd
      ---------------------            ---------------------------
                                       Steven A. Burd
                                       Chairman, President
                                       and Chief Executive Officer


Date: August  1, 2000                  /s/ David G. Weed
      ---------------------            ---------------------------
                                       David G. Weed
                                       Executive Vice President
                                       and Chief Financial Officer

                         SAFEWAY INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                               ENDED JUNE 17, 2000

Exhibit 11.1     Computation of Earnings Per Common Share

Exhibit 12.1     Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1     Financial Data Schedule (electronic filing only)