Form 10-Q
period 2000-09-09
SAFEWAY INC
filed 2000-10-24
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 9, 2000


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
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        As of October 13, 2000 there were issued and outstanding 501.1 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES

                                      INDEX



                                                                                  Page
                                                                                  ----
PART I             FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.            FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets as of September 9,         3
                      2000 and January 1, 2000

                   Condensed Consolidated Statements of Income for the 12 and       5
                      36 weeks ended September 9, 2000 and September 11, 1999

                   Condensed Consolidated Statements of Cash Flows for the 36       6
                      weeks ended September 9, 2000 and September 11, 1999

                   Notes to the Condensed Consolidated Financial Statements         7

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     10
                   AND RESULTS OF OPERATIONS

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS                                               13

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                     September 9,     January 1,
                                                        2000             2000
                                                     ------------     ---------
ASSETS

Current assets:
  Cash and equivalents                                $   110.2       $   106.2
  Receivables                                             347.1           292.9
  Merchandise inventories                               2,310.5         2,444.9
  Prepaid expenses and other current assets               267.2           208.1
                                                      ---------       ---------

  Total current assets                                  3,035.0         3,052.1
                                                      ---------       ---------

Property                                               10,089.4         9,726.6
  Less accumulated depreciation and amortization       (3,466.2)       (3,281.9)
                                                      ---------       ---------
  Property, net                                         6,623.2         6,444.7

Goodwill, net of accumulated amortization
  of $400.9 and $314.4                                  4,745.7         4,786.6
Prepaid pension costs                                     469.8           405.6
Investment in unconsolidated affiliate                    149.6           131.6
Other assets                                              114.0            79.7
                                                      ---------       ---------

Total assets                                          $15,137.3       $14,900.3
                                                      =========       =========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                               September 9,     January 1,
                                                                  2000             2000
                                                               ------------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                              $   528.1       $   557.1
  Current obligations under capital leases                           45.2            41.8
  Accounts payable                                                1,778.4         1,878.4
  Accrued salaries and wages                                        357.3           387.7
  Income taxes payable                                              448.6           117.2
  Other accrued liabilities                                         698.7           600.4
                                                                ---------       ---------

  Total current liabilities                                       3,856.3         3,582.6
                                                                ---------       ---------
Long-term debt:
  Notes and debentures                                            5,187.7         5,922.0
  Obligations under capital leases                                  407.5           435.4
                                                                ---------       ---------

  Total long-term debt                                            5,595.2         6,357.4

Deferred income taxes                                               330.3           379.1
Accrued claims and other liabilities                                394.1           495.4
                                                                ---------       ---------

Total liabilities                                                10,175.9        10,814.5
                                                                ---------       ---------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 498.4 and 493.6 shares
     issued, after deducting 64.8 and 65.4 treasury shares            5.6             5.6
  Additional paid-in capital                                      1,413.3         1,321.8
  Retained earnings                                               3,562.7         2,769.9
  Accumulated other comprehensive loss                              (20.2)          (11.5)
                                                                ---------       ---------

  Total stockholders' equity                                      4,961.4         4,085.8
                                                                ---------       ---------

Total liabilities and stockholders' equity                      $15,137.3       $14,900.3
                                                                =========       =========


See accompanying notes to the condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)
                                   (Unaudited)

                                                           12 Weeks Ended                 36 Weeks Ended
                                                   -----------------------------   ------------------------------
                                                   September 9,    September 11,   September 9,     September 11,
                                                       2000            1999            2000             1999
                                                   ------------    -------------   ------------     -------------
Sales                                               $  7,457.2      $  6,475.0      $ 21,961.5       $ 18,925.2
Cost of goods sold                                    (5,220.5)       (4,556.2)      (15,413.4)       (13,289.8)
                                                    ----------      ----------      ----------       ----------

     Gross profit                                      2,236.7         1,918.8         6,548.1          5,635.4

Operating and administrative expense                  (1,652.7)       (1,444.0)       (4,808.0)        (4,224.8)
Goodwill amortization                                    (29.1)          (21.5)          (87.4)           (62.6)
                                                    ----------      ----------      ----------       ----------
     Operating profit                                    554.9           453.3         1,652.7          1,348.0

Interest expense                                        (104.1)          (73.4)         (322.2)          (221.0)
Equity in earnings of unconsolidated affiliate             7.5             6.4            18.0             19.6
Other income (expense), net                                3.3            (1.1)            6.7              1.1
                                                    ----------      ----------      ----------       ----------
     Income before income taxes                          461.6           385.2         1,355.2          1,147.7

Income taxes                                            (191.6)         (161.8)         (562.4)          (482.0)
                                                    ----------      ----------      ----------       ----------
Net income                                          $    270.0      $    223.4      $    792.8       $    665.7
                                                    ==========      ==========      ==========       ==========

Basic earnings per share:                           $     0.54      $     0.45      $     1.60       $     1.34
                                                    ==========      ==========      ==========       ==========
Diluted earnings per share:                         $     0.53      $     0.44      $     1.55       $     1.30
                                                    ==========      ==========      ==========       ==========

Weighted average shares outstanding - basic              497.9           497.6           496.1            495.6
                                                    ==========      ==========      ==========       ==========
Weighted average shares outstanding - diluted            511.7           513.4           510.0            513.1
                                                    ==========      ==========      ==========       ==========


See accompanying notes to the condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                        36 Weeks Ended
                                                                  ----------------------------
                                                                  September 9,   September 11,
                                                                      2000           1999
                                                                  ------------   -------------
OPERATING ACTIVITIES
Net income                                                          $  792.8       $  665.7
Reconciliation to net cash flow from operations:
  Depreciation and amortization                                        566.6          447.4
  LIFO expense                                                           3.6            6.9
  Equity in undistributed earnings of unconsolidated affiliate         (18.0)         (19.6)
  Net pension income                                                   (55.8)         (19.6)
  Gain on pension settlement                                           (15.0)            --
  Decrease in accrued claims and other liabilities                     (47.8)          (4.7)
  Other                                                                (62.9)         (18.4)
  Change in working capital items:
    Receivables and prepaid expenses                                  (115.4)          30.3
    Inventories at FIFO cost                                           100.2          (49.8)
    Payables and accruals                                              343.4           42.1
                                                                    --------       --------
      Net cash flow from operating activities                        1,491.7        1,080.3
                                                                    --------       --------

INVESTING ACTIVITIES
Cash paid for property additions                                      (782.8)        (716.0)
Proceeds from sale of property                                         125.9           89.1
Net cash paid for Carr-Gottstein Foods Co.                                --          (94.4)
Net cash paid for Randall's Food Markets, Inc.                            --         (729.8)
Other                                                                  (41.9)         (21.8)
                                                                    --------       --------
     Net cash flow used by investing activities                       (698.8)      (1,472.9)
                                                                    --------       --------

FINANCING ACTIVITIES
Additions to short-term borrowings                                      80.1           68.5
Payments on short-term borrowings                                     (150.6)        (160.7)
Additions to long-term borrowings                                      149.5        2,369.8
Payments on long-term borrowings                                      (896.0)      (1,843.6)
Net proceeds from exercise of stock options and warrants                29.7           19.3
Other                                                                   (1.6)         (23.1)
                                                                    --------       --------
    Net cash flow (used by) from financing activities                 (788.9)         430.2
                                                                    --------       --------

Increase in cash and equivalents                                         4.0           37.6

CASH AND EQUIVALENTS
    Beginning of period                                                106.2           45.7
                                                                    --------       --------
    End of period                                                   $  110.2       $   83.3
                                                                    ========       ========


See accompanying notes to the condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 and 36 weeks ended September 9, 2000 and September 11, 1999 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 9, 2000 are not necessarily indicative of the results expected for the full year.

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

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded estimated LIFO expense of $3.6 million during the first 36 weeks of 2000 and $6.9 million during the first 36 weeks of 1999. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Although the Company has not fully assessed the implications of SAB 101, the Company does not believe adoption of this statement will have a material impact on its financial statements.





NOTE C - FINANCING

Notes and debentures were composed of the following at September 9, 2000 and January 1, 2000 (in millions):

                                                   September 9, 2000          January 1, 2000
                                                 ---------------------     ---------------------
                                                 Long-term     Current     Long-term     Current
                                                 ---------     -------     ---------     -------
Commercial paper                                  $1,664.7                  $2,358.1
Bank credit agreement, unsecured                      90.6                      75.7
9.30% Senior Secured Debentures due 2007              24.3                      24.3
6.85% Senior Notes due 2004, unsecured               200.0                     200.0
7.00% Senior Notes due 2007, unsecured               250.0                     250.0
7.45% Senior Debentures due 2027, unsecured          150.0                     150.0
5.75% Senior Notes due 2000, unsecured                  --      $400.0            --      $400.0
5.875% Senior Notes due 2001, unsecured              400.0                     400.0
6.05% Senior Notes due 2003, unsecured               350.0                     350.0
6.50% Senior Notes due 2008, unsecured               250.0                     250.0
7.00% Senior Notes due 2002, unsecured               600.0                     600.0
7.25% Senior Notes due 2004, unsecured               400.0                     400.0
7.50% Senior Notes due 2009, unsecured               500.0                     500.0
10% Senior Subordinated Notes due 2001,
   unsecured                                          79.9                      79.9
9.65% Senior Subordinated Debentures due
   2004, unsecured                                    81.2                      81.2
9.875% Senior Subordinated Debentures due
   2007, unsecured                                    24.2                      24.2
10% Senior Notes due 2002, unsecured                   6.1                       6.1
Mortgage notes payable, secured                       64.2        17.3          63.5        12.1
Other notes payable, unsecured                        36.0        51.6          92.5         6.3
Medium-term notes, unsecured                          16.5          --          16.5         9.0
Short-term bank borrowings, unsecured                   --        59.2            --       129.7
                                                  --------      ------      --------      ------
                                                  $5,187.7      $528.1      $5,922.0      $557.1
                                                  ========      ======      ========      ======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - UNAUDITED PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway, Randall's and Carrs, as if the Randall's and Carrs Acquisitions had occurred as of the beginning of the 36-week period ended September 11, 1999. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective as of the period being presented.

Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill.


(in millions, except per-share amounts)

                                             36 Weeks Ended
                                 ----------------------------------------
                                     (Actual)             (Pro Forma)
                                 September 9, 2000     September 11, 1999
                                 -----------------     ------------------
Sales                                $21,961.5             $20,867.1
Net income                              $792.8                $651.5
Diluted earnings per share               $1.55                 $1.24


NOTE E - CONTINGENCIES

LEGAL MATTERS


Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 37 and 38 of the 1999 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent quarterly filings and except as described below.


On August 23, 2000, a lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, against the Company's subsidiary Dominick's and Jewel Food Stores, a subsidiary of Albertson's, Inc. The complaint alleges, among other things, that Dominick's and Jewel conspired to fix the retail price of milk in nine Illinois counties in the Chicago area, in violation of the Illinois Antitrust Act. The plaintiffs purport to bring the lawsuit as a class action on behalf of all persons residing in the nine-county area who purchased milk from the defendants' retail stores in these counties. The complaint seeks unspecified damages, and an injunction enjoining the defendants from acts in restraint of trade. If damages were to be awarded, they may be trebled under the applicable statute. The Company believes that the allegations in the complaint are without merit, and plans to defend this action vigorously.

                          SAFEWAY INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $270.0 million ($0.53 per share) for the third quarter ended September 9, 2000, compared to $223.4 million ($0.44 per share) for the third quarter of 1999.

Third-quarter sales increased 15% to $7.5 billion in 2000 from $6.5 billion in 1999, primarily because of strong store operations and the Randall's Acquisition. Comparable-store sales increased 4.9%, while identical-store sales (which exclude replacement stores) increased 4.2%.

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

Safeway's continued improvement in buying practices and product mix helped increase gross profit to 29.99% of sales in the third quarter of 2000 from 29.63% on a historical basis and 29.37% on a pro forma basis in the third quarter of 1999.

Operating and administrative expense, including goodwill amortization, declined to 22.55% of sales in the third quarter of 2000 from 22.63% in 1999 on a historical basis and 22.73% on a pro forma basis, reflecting increased sales and ongoing efforts to reduce or control expenses.

Interest expense increased to $104.1 million in the third quarter of 2000 from $73.4 million in the third quarter of 1999. This increase was primarily due to debt incurred in the fourth quarter of 1999 to finance the Randall's Acquisition, debt incurred in the fourth quarter of 1999 to finance the repurchase of Safeway stock and, to a lesser extent, higher interest rates on variable rate borrowings. Despite the increase in interest expense, the interest coverage ratio (operating cash flow divided by interest expense) remains very strong at 6.74 times over the last four quarters. Operating cash flow (defined on page 11) as a percentage of sales reached 9.80% over the last four quarters compared to 9.29% one year ago.

Equity in earnings of Casa Ley, Safeway's unconsolidated affiliate, was $7.5 million for the third quarter of 2000, compared to $6.4 million in 1999. Casa Ley operates 94 food and general merchandise stores in western Mexico.

For the first 36 weeks of 2000, sales were $22.0 billion compared to sales of $18.9 billion for the first 36 weeks of 1999. The gross profit margin increased to 29.82% for the first 36 weeks of 2000 from 29.78% on a historical basis, and 29.46% on a pro forma basis, in the first 36 weeks of 1999. Operating and administrative expense, including goodwill amortization, decreased to 22.29% of sales in the first 36 weeks of 2000 from 22.65% on a historical basis, and 22.69% on a pro forma basis, in the first 36 weeks of 1999.

On October 18, 2000 Teamsters Local 439 struck Summit Logistics, a company that operates Safeway's Northern California Distribution Center. Summit has implemented contingency plans to continue deliveries to the 246 Safeway stores that it supplies. At this time Safeway cannot specifically estimate the impact on store operations, but does not expect the dispute to have a significant impact on its financial position.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staffs views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 30, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Although the Company has not fully assessed the implications of SAB 101, the Company does not believe adoption of this statement will have a material impact on its financial statements.

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

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operating activities was $1,491.7 million in the first 36 weeks of 2000 compared to cash flow from operations of $1,080.3 million in the first 36 weeks of 1999. This change is primarily due to improved results of operations and changes in working capital.

Cash flow used by investing activities for the first 36 weeks of the year was $698.8 million in 2000 compared to $1,472.9 million in 1999. The decrease is primarily due to the acquisition of Carrs and Randall's in 1999 offset by increased capital expenditures in 2000.

Cash flow used by financing activities was $788.9 million in the first 36 weeks of 2000, primarily due to net repayments on borrowings. Cash flow from financing activities of $430.2 million in 1999, primarily due to the issuance of senior notes to help finance the acquisition of Randall's in 1999.

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

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                        12 Weeks Ended                     36 Weeks Ended
                                 ------------------------------   -------------------------------
(Dollars in millions)            Sept. 9, 2000   Sept. 11, 1999   Sept. 9, 2000    Sept. 11, 1999
                                 -------------   --------------   -------------    --------------
Income before income taxes         $   461.6        $   385.2        $ 1,355.2        $ 1,147.7
LIFO expense                             2.3              2.3              3.6              6.9
Interest expense                       104.1             73.4            322.2            221.0
Depreciation and amortization          186.8            155.0            566.6            447.4
Equity in earnings of
    unconsolidated affiliate            (7.5)            (6.4)           (18.0)           (19.6)
                                   ----------       ----------       ----------       ----------
Operating cash flow                $   747.3        $   609.5        $ 2,229.6        $ 1,803.4
                                   ==========       ==========       ==========       ==========
As a percent of sales                   10.02%            9.41%           10.15%            9.53%
                                   ==========       ==========       ==========       ==========
As a multiple of interest expense        7.18x            8.30x            6.92x            8.16x
                                   ==========       ==========       ==========       ==========

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


CAPITAL EXPENDITURE PROGRAM

During the first three quarters of 2000, Safeway invested $887.9 million in capital expenditures and opened 45 new stores and closed 24 stores. The Company expects to spend more than $1.7 billion in 2000 while opening 75 to 80 new stores and completing approximately 275 remodels.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and cost reductions, and are indicated by words or phrases such as "continuing," "on-going," "expects," and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, population, employment and job growth in our markets; pricing pressures and other competitive factors, which could include pricing strategies, store openings and remodels; results of our initiatives to increase sales; results of our program to reduce costs; the ability to integrate and achieve operating improvements at companies we acquire; increases in labor costs and deterioration in relations with the union bargaining units representing the our employees; opportunities or acquisitions that the we pursue; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided under the caption "Market Risk from Financial Instruments" on page 16 of the Company's 1999 Annual Report to Stockholders.

                          SAFEWAY INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 37 and 38 of the 1999 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent quarterly filings and except as described below.

On August 23, 2000, a lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al. was filed in the Circuit Court of Cook County, Illinois, against the Company's subsidiary Dominick's and Jewel Food Stores, a subsidiary of Albertson's, Inc. The complaint alleges, among other things, that Dominick's and Jewel conspired to fix the retail price of milk in nine Illinois counties in the Chicago area, in violation of the Illinois Antitrust Act. The plaintiffs purport to bring the lawsuit as a class action on behalf of all persons residing in the nine-county area who purchased milk from the defendants' retail stores in these counties. The complaint seeks unspecified damages, and an injunction enjoining the defendants from acts in restraint of trade. If damages were to be awarded, they may be trebled under the applicable statute. The Company believes that the allegations in the complaint are without merit, and plans to defend this action vigorously.


ITEM 6(a). EXHIBITS

Exhibit 3.2         Form of By-laws of the Company as amended and restated.

Exhibit 11.1        Computation of Earnings Per Common Share.

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges.

Exhibit 27.1        Financial Data Schedule (electronic filing only).


ITEM 6(b). REPORTS ON FORM 8-K


The Company filed no Current Reports on Form 8-K during the third quarter of 2000.

                         SAFEWAY INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: October 24, 2000                        \s\ Steven A. Burd
                                              ------------------
                                              Steven A. Burd
                                              Chairman, President
                                              and Chief Executive Officer

Date: October 24, 2000                        \s\ Vasant M. Prabhu
                                              --------------------
                                              Vasant M. Prabhu
                                              Executive Vice President
                                              and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX



              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                             ENDED SEPTEMBER 9, 2000



Exhibit 3.2         Form of By-laws of the Company as amended and restated.

Exhibit 11.1        Computation of Earnings Per Common Share

Exhibit 12.1        Computation of Ratio of Earnings to Fixed Charges

Exhibit 27.1        Financial Data Schedule (electronic filing only)