Form 10-K405
period 2000-12-30
SAFEWAY INC
filed 2001-03-26
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to ________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 13, 2001, was $26.7 billion.

As of March 13, 2001, there were issued and outstanding 505.2 million shares of the Registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

           The following documents are incorporated by reference to the extent specified herein:

         Document Description                 10-K Part
         --------------------                 ---------
2000 Annual Report to Stockholders              I, II, III,
                                                IV
Proxy Statement dated March 23, 2001            III

PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES

GENERAL:

Information appearing on pages 8 through 17 of the 2000 Annual Report to Stockholders of Safeway Inc. ("Safeway" or the "Company") is incorporated herein by this reference.

Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

CAPITAL EXPENDITURES:

Information appearing under the caption "Capital Expenditure Program" on pages 15 and 16 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference.

Safeway's stores opened, remodels completed, acquired stores and stores closed or sold during the last five years were as follows:


                                Total
                                Five
                                Years    2000     1999     1998      1997     1996
                                -----    ----     ----     ----      ----     ----
Stores opened:
   New locations                 120       31       32       28        15       14
   Replacements                  135       44       35       18        22       16
                               -----      ---      ---      ---       ---      ---
                                 255       75       67       46        37       30
                               =====      ===      ===      ===       ===      ===
Remodels completed:
(Note A)
   Expansions                    153       29       33       28        34       29
   "Four-Wall" remodels          929      246      218      206       147      112
                                 ---      ---      ---      ---       ---      ---
                               1,082      275      251      234       181      141
                               =====      ===      ===      ===       ===      ===
Randall's stores acquired        117       --      117       --        --       --
Carrs stores acquired             32       --       32       --        --       --
Dominick's stores acquired       113       --       --      113        --       --
Vons stores acquired             316       --       --       --       316       --
Stores closed or sold            204       46       54       30        37       37
Total stores at year-end                1,688    1,659    1,497     1,368    1,052

Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Note L to the consolidated financial statements, included on page 41 of the Company's 2000 Annual Report to Stockholders, is incorporated herein by this reference.

TRADEMARKS:

Safeway has invested significantly in the development and protection of the "Safeway" name. The right to use the "Safeway" name is considered to be an important asset. Safeway also owns approximately 250 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright's, and the marks Pak n' Save Foods, Vons, Pavilions, Dominick's, Carrs, Randalls, Tom Thumb and Genuardi's Family Markets. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Canada Safeway has also registered certain of its trademarks in Canada.

WORKING CAPITAL:

At year-end 2000, working capital deficit was composed of $3.2 billion of current assets and $3.8 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

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

EMPLOYEES:

At year-end 2000, Safeway had more than 192,000 full and part-time employees. Approximately 78% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2001, collective bargaining agreements covering employees in the Company's stores in Alberta, Washington and California come up for renewal.

OTHER LABOR MATTERS:

Employees of companies that operate certain of the Company's distribution centers in northern California, Maryland and Vancouver, British Columbia are covered by collective bargaining agreements. Summit Logistics, a company that operates the Company's northern California distribution center, was engaged in a 47-day strike during the fourth quarter of 2000 which had an unexpectedly large adverse effect on sales, product costs and distribution expenses at 246 Safeway stores in northern California, Nevada and Hawaii. Safeway estimates that the strike reduced 2000 net income by approximately $0.13 per share. Additional information concerning the strike is set forth under the caption "Financial Review" on pages 19 through 22 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

During the last three years, there have been no other significant work stoppages affecting the employees of the Company or the operators of the Company's distribution centers.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

Note L to the consolidated financial statements, included on page 41 of the Company's 2000 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.


ITEM 3. LEGAL PROCEEDINGS

Information about legal proceedings appearing under the caption "Legal Matters" as reported in Note K to the consolidated financial statements on pages 40 and 41 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of the current executive officers of the Company and their positions as of March 13, 2001, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

                                                                     Year First Elected
Name and all Positions with the Company                              ------------------
Held at March 13, 2001                                        Age    Officer    Present Office
----------------------                                        ---    -------    --------------

Steven A. Burd                                                51      1992          1993
   Chairman, President and Chief Executive Officer

Richard W. Dreiling                                           47      1994          1999
   Executive Vice President
   Marketing, Manufacturing and Distribution

Vasant M. Prabhu(1)                                           41      2000          2000
   Executive Vice President and
   Chief Financial Officer

Larree M. Renda                                               42      1991          1999
   Executive Vice President
   Retail Operations, Human Resources, Public Affairs,
   Labor and Government Relations

David F. Bond(2)                                              47      1997          1997
   Senior Vice President
   Finance and Control

David T. Ching                                                48      1994          1994
   Senior Vice President and
   Chief Information Officer

David F. Faustman(3)                                          48      2000          2000
   Senior Vice President
   Labor Relations and Public Affairs

Dick W. Gonzales(4)                                           54      1998          1998
   Senior Vice President
   Human Resources

Robert A. Gordon(5)                                           49      2000          2000
   Senior Vice President
   and General Counsel

Lawrence V. Jackson(6)                                        47      1997          1997
   Senior Vice President
   Supply Operations

                                                                     Year First Elected
Name and all Positions with the Company                              ------------------
Held at March 13, 2001                                        Age    Officer    Present Office
----------------------                                        ---    -------    --------------

Melissa C. Plaisance                                          41      1993          1995
   Senior Vice President
   Finance and Investor Relations

Kenneth M. Shachmut                                           52      1994          1999
   Senior Vice President
   Corporate Reengineering

Donald P. Wright                                              48      1991          1991
   Senior Vice President
   Real Estate and Engineering

-------------------------------

(1) Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from 1998 to 2000, Chief Financial Officer of Pepsi-Cola International, a division of PepsiCo, Inc. from 1997 to 1998 and Senior Vice President, Finance and Chief Financial Officer of PepsiCo Restaurants International, a division of PepsiCo, Inc. from 1996 to 1997.

(2) Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.

(3) Mr. Faustman was previously a partner at the law firm of Carlton, DiSante and Freudenberger LLP.

(4) Mr. Gonzales held the positions of Group Vice President -- Human Resources and Senior Vice President --Human Resources at The Vons Companies, Inc. from 1993 to 1998.

(5)   Mr. Gordon was previously a partner in the law firm of Pillsbury Winthrop
      LLP.

(6) Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc., from 1995 to 1997.

Section 16(a) Beneficial Ownership. Information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement is incorporated herein by this reference.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company's common stock appears in Note N to the consolidated financial statements on page 43 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by this reference. There were 13,740 stockholders of record as of March 13, 2001; however, approximately 96% of the Company's outstanding stock is held in "street name" by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $54.30 at the close of business on March 13, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 2000 and has no current plans for dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

The "Five-Year Summary Financial Information" included on page 18 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8, consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information appearing under the caption "Financial Review" on pages 19 through 22 and under the captions "Capital Expenditure Program" and "Market Risk from Financial Instruments" on pages 15 through 17 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note C to the consolidated financial statements on pages 32 through 34 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for the Company as of December 31, 2000. SFAS 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on Safeway's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing under the caption "Market Risk from Financial Instruments" on pages 16 and 17 of the Company's 2000 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Pages 23 through 45 of the Company's 2000 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors' Report as listed in Item 14(a)1 below, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company, which appears under the caption "Election of Directors" in the Company's 2001 Proxy Statement, is incorporated herein by this reference.

Executive Officers of the Company. See PART I under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the captions "Executive Compensation" and "Pension Plans" in the Company's 2001 Proxy Statement is incorporated herein by this reference. Information appearing under the captions "Report of the Compensation Committee; Report of the Section 162(m) Committee"; "Report of the Audit Committee" and "Stock Performance Graph" in the Company's 2001 Proxy Statement is not incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under the caption "Beneficial Ownership of Securities" in the Company's 2001 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note J to the consolidated financial statements, included on page 40 of the Company's 2000 Annual Report to Stockholders, and the captions "Certain Relationships and Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's 2001 Proxy Statement contain information about certain relationships and related transactions and are incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

1. Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

      Consolidated Statements of Income for fiscal 2000, 1999, and 1998. Consolidated Balance Sheets as of the end of fiscal 2000 and 1999. Consolidated Statements of Cash Flows for fiscal 2000, 1999, and 1998. Consolidated Statements of Stockholders' Equity for fiscal 2000, 1999, and 1998.
      Notes to Consolidated Financial Statements.
      Independent Auditors' Report.

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

Exhibit 3.1         Restated Certificate of Incorporation of the Company and Certificate
                    of Amendment of Restated Certificate of Incorporation of the Company
                    (incorporated by reference to Exhibit 3.1 to the Registrant's
                    Quarterly Report on Form 10-Q for the quarterly period ended June 15,
                    1996) and Certificate of Amendment of Restated Certificate of
                    Incorporation of the Company (incorporated by reference to Exhibit
                    3.1 to the Registrant's Quarterly Report on Form 10-Q for the
                    quarterly period ended June 20, 1998).

Exhibit 3.2         Form of By-laws of the Company as amended and restated
                    (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 9, 2000).

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

Exhibit 4(i).13 Form of Officers' Certificate establishing terms of the Registrant's 7.25% Debentures due 2031, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant's Form 8-K dated January
                    31, 2001).

Exhibit 4(i).14 Form of Officers' Certificate establishing terms of the Registrant's 6.15% Notes due 2006 and 6.50% Notes due
                    2011, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to
                    Registrant's Form 8-K dated March 5, 2001).

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

--------------
* Management contract, or compensatory plan or arrangement.

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

Exhibit 10(iii).10*     The 2001 Amended and Restated Operating Performance
                        Bonus Plan for Executive Officers of Safeway Inc.

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

--------------
* Management contract, or compensatory plan or arrangement.

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

Exhibit 10(iii).18*     Safeway Executive Deferred Compensation Plan and
                        Deferral Election Form (incorporated by reference to
                        Exhibit 10(iii).18 to the Registrant's Form 10-K for the
                        year ended January 1, 2000).

Exhibit 10(iii).19*     Canada Safeway Limited Executive Deferred Compensation
                        Plan and Deferral Election Form (incorporated by
                        reference to Exhibit 10(iii).19 to the Registrant's Form
                        10-K for the year ended January 1, 2000).

Exhibit 10(iii).20*     Safeway Inc. Stock Option Gain Deferred Compensation
                        Plan and Deferral Election Form (incorporated by
                        reference to Exhibit 10(iii).20 to the Registrant's Form
                        10-K for the year ended January 1, 2000).

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

Exhibit 10(iii).23*     Employment Agreement made and entered into as of August
                        14, 2000 by and between Safeway Inc. and Vasant Prabhu.

Exhibit 11.1 Computation of Earnings per Share (incorporated by reference to page 42 of the Company's 2000 Annual Report to Stockholders).

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1            Registrant's 2000 Annual Report to Stockholders
                        (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 21.1            Schedule of Subsidiaries.

Exhibit 23.1            Independent Auditors' Consent.

--------------
* Management contract, or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

On November 1, 2000, the Company filed a current report on Form 8-K under "Item
9. Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:  /s/ Steven A. Burd                                      Date:  March 26, 2001
     ------------------
     SAFEWAY INC.
     Steven A. Burd
     Chairman, President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Vasant M. Prabhu                                       /s/ David F. Bond
--------------------                                       -----------------
Vasant M. Prabhu                                           David F. Bond
Executive Vice President and                               Senior Vice President
Chief Financial Officer                                    Finance and Control
Date: March 26, 2001                                       Date: March 26, 2001


        Director                                                Date
        --------                                                ----
/s/ Steven A. Burd                                         March 26, 2001
------------------
Steven A. Burd

/s/ James H. Greene, Jr.                                   March 26, 2001
------------------------
James H. Greene, Jr.

/s/ Paul Hazen                                             March 26, 2001
--------------
Paul Hazen

/s/ Hector Ley Lopez                                       March 26, 2001
---------------------------
Hector Ley Lopez

/s/ Robert I. MacDonnell                                   March 26, 2001
--------------------------
Robert I. MacDonnell

/s/ Peter A. Magowan                                       March 26, 2001
--------------------
Peter A. Magowan

/s/ George R. Roberts                                      March 26, 2001
---------------------
George R. Roberts

/s/ Rebecca A. Stirn                                       March 26, 2001
--------------------
Rebecca A. Stirn

/s/ William Y. Tauscher                                    March 26, 2001
-----------------------
William Y. Tauscher

                                  Exhibit Index


              LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD
                             ENDED December 30, 2000


Exhibit 10(iii).10      The 2001 Amended and Restated Operating Performance
                        Bonus Plan for Executive Officers of Safeway Inc.

Exhibit 10(iii).23      Employment Agreement made and entered into as of August
                        14, 2000 by and between Safeway Inc. and Vasant Prabhu.

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1            Registrant's 2000 Annual Report to Stockholders
                        (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 8, Item 13 and Exhibit 11.1 above).

Exhibit 21.1            Schedule of Subsidiaries.

Exhibit 23.1            Independent Auditors' Consent.