Form 10-Q
period 2001-03-24
SAFEWAY INC
filed 2001-05-07
CIK 86144

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----             SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 24, 2001


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----              SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]. As of April 23, 2001, there were issued and outstanding 505.4 million shares of the registrant's common stock.

                          SAFEWAY INC. AND SUBSIDIARIES


                                      INDEX


PART I      FINANCIAL INFORMATION (UNAUDITED)                             Page
------      ---------------------------------                             ----
ITEM 1.     FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets as of March 24, 2001      3
               and December 30, 2000
            Condensed Consolidated Statements of Income for the 12          5
               weeks ended March 24, 2001 and March 25, 2000
            Condensed Consolidated Statements of Cash Flows for the 12      6
               weeks ended March 24, 2001 and March 25, 2000
            Notes to the Condensed Consolidated Financial Statements        7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              11
            CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                              15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          SAFEWAY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                       March 24,    December 30,
                                                         2001          2000
                                                       ---------    ------------
ASSETS

Current assets:
  Cash and equivalents                                 $    76.8     $    91.7
  Receivables                                              360.5         374.5
  Merchandise inventories                                2,449.8       2,508.2
  Prepaid expenses and other current assets                247.3         249.1
                                                       ---------     ---------
  Total current assets                                   3,134.4       3,223.5
                                                       ---------     ---------

Property                                                10,944.3      10,728.1
  Less accumulated depreciation and amortization        (3,706.6)     (3,582.0)
                                                       ---------     ---------
  Property, net                                          7,237.7       7,146.1

Goodwill, net of accumulated amortization
  of $470.9 and $439.3                                   5,203.6       4,709.9
Prepaid pension costs                                      506.7         491.5
Investment in unconsolidated affiliate                     172.5         166.6
Other assets                                               266.6         227.7
                                                       ---------     ---------
Total assets                                           $16,521.5     $15,965.3
                                                       =========     =========


(Continued)

                          SAFEWAY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  March 24,     December 30,
                                                                    2001           2000
                                                                  ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes
    and debentures                                                $   568.8      $   626.8
  Current obligations under capital leases                             46.9           47.0
  Accounts payable                                                  1,613.1        1,920.2
  Accrued salaries and wages                                          317.5          389.9
  Other accrued liabilities                                           933.0          795.6
                                                                  ---------      ---------
  Total current liabilities                                         3,479.3        3,779.5
                                                                  ---------      ---------
Long-term debt:
  Notes and debentures                                              5,978.4        5,406.3
  Obligations under capital leases                                    436.4          415.8
                                                                  ---------      ---------
  Total long-term debt                                              6,414.8        5,822.1

Deferred income taxes                                                 462.0          508.7
Accrued claims and other liabilities                                  490.6          465.2
                                                                  ---------      ---------

Total liabilities                                                  10,846.7       10,575.5
                                                                  ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Common stock:  par value $0.01 per share;
     1,500 shares authorized; 505.2 and 504.1 shares
     issued,  after deducting 64.1 and 64.3 treasury shares             5.7            5.7
  Additional paid-in capital                                        1,581.5        1,548.0
  Retained earnings                                                 4,145.7        3,861.8
  Accumulated other comprehensive loss                                (58.1)         (25.7)
                                                                  ---------      ---------
  Total stockholders' equity                                        5,674.8        5,389.8
                                                                  ---------      ---------
Total liabilities and stockholders' equity                        $16,521.5      $15,965.3
                                                                  =========      =========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         12 Weeks Ended
                                                    ------------------------
                                                    March 24,      March 25,
                                                      2001           2000
                                                    ---------      ---------
Sales                                               $ 7,666.1      $ 7,086.3
Cost of goods sold                                   (5,323.5)      (4,976.6)
                                                    ---------      ---------

     Gross profit                                     2,342.6        2,109.7

Operating and administrative expense                 (1,732.0)      (1,565.7)
Goodwill amortization                                   (31.3)         (29.1)
                                                    ---------      ---------

     Operating profit                                   579.3          514.9

Interest expense                                       (109.2)        (109.8)
Other income, net                                         9.4            8.4
                                                    ---------      ---------

     Income before income taxes                         479.5          413.5

Income taxes                                           (195.6)        (171.6)
                                                    ---------      ---------

Net income                                          $   283.9      $   241.9
                                                    =========      =========


Basic earnings per share                            $    0.56      $    0.49
                                                    =========      =========

Diluted earnings per share                          $    0.55      $    0.48
                                                    =========      =========

Weighted average shares outstanding - basic             504.8          494.2
                                                    =========      =========

Weighted average shares outstanding - diluted           516.2          507.9
                                                    =========      =========


See accompanying notes to condensed consolidated financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                          12 Weeks Ended
                                                                    -------------------------
                                                                    March 24,       March 25,
                                                                      2001            2000
                                                                    ---------       ---------
OPERATING ACTIVITIES
Net income                                                          $   283.9       $   241.9
Reconciliation to net cash flow from operating activities:
  Depreciation and amortization                                         210.5           189.7
  LIFO expense                                                            2.3              --
  Equity in undistributed earnings of unconsolidated affiliate           (5.9)           (7.1)
  Net pension income                                                     (6.3)          (20.4)
  Gain on pension settlement                                             (9.3)             --
  Other                                                                  (4.2)          (40.8)
  Change in working capital items:
    Receivables and prepaid expenses                                     33.0            (4.6)
    Inventories at FIFO cost                                             75.6           123.4
    Payables and accruals                                              (307.7)         (313.6)
                                                                    ---------       ---------
      Net cash flow from operating activities                           271.9           168.5
                                                                    ---------       ---------

INVESTING ACTIVITIES
Cash paid for property additions                                       (278.2)         (154.5)
Net cash used to acquire Genuardi's                                    (522.4)             --
Proceeds from sale of property                                           32.9            35.9
Other                                                                   (16.7)           (7.9)
                                                                    ---------       ---------
     Net cash flow used by investing activities                        (784.4)         (126.5)
                                                                    ---------       ---------

FINANCING ACTIVITIES
Additions to short-term borrowings                                        9.9              --
Payments on short-term borrowings                                       (98.4)          (70.0)
Additions to long-term borrowings                                     1,839.8           125.1
Payments on long-term borrowings                                     (1,252.8)         (141.4)
Additions to deferred finance costs                                     (20.0)             --
Net proceeds from exercise of stock options                              19.5             9.1
Other                                                                    (0.4)             --
                                                                    ---------       ---------
    Net cash flow from (used by) financing activities                   497.6           (77.2)
                                                                    ---------       ---------

Decrease in cash and equivalents                                        (14.9)          (35.2)

CASH AND EQUIVALENTS
    Beginning of period                                                  91.7           106.2
                                                                    ---------       ---------
    End of period                                                   $    76.8       $    71.0
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

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 24, 2001 and March 25, 2000 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 24, 2001 are not necessarily indicative of the results expected for the full year.

ACQUISITION OF GENUARDI'S FAMILY MARKETS, INC. ("GENUARDI'S")

In February 2001, Safeway acquired all of the assets of Genuardi's for approximately $530 million in cash (the "Genuardi's Acquisition"). On the acquisition date, Genuardi's operated 39 stores in the greater Philadelphia, Pennsylvania area, including New Jersey and Delaware, and had annualized sales of approximately $1 billion. The Genuardi's Acquisition was accounted for as a purchase and resulted in goodwill of approximately $528 million which is being amortized over 40 years. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Genuardi's, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the amounts presented herein. Safeway funded the acquisition through the issuance of commercial paper and debentures. Safeway's income statement for the first quarter of 2001 includes seven weeks of Genuardi's results. See Note D.

INVENTORY

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation ("LIFO Indices"). Safeway recorded LIFO expense of $2.3 million in the first quarter of 2001. The Company did not record LIFO expense in the first quarter of 2000. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

COMPREHENSIVE INCOME

Comprehensive income materially consists of net income, foreign currency translation adjustments and the effects of accounting for hedges under SFAS 133. See Note B. Total comprehensive income was $251.5 million for the first quarter of 2001 compared to $238.3 million for the first quarter of 2000.

NOTE B - NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of December 31, 2000. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on Safeway's financial statements.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as "fair value" hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current-period earnings. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are effected by the variability of cash flows.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

During the period ended March 24, 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable-rate debt to fixed-rate debt. At March 24, 2001, the Company recorded a liability of $5.1 million related to the fair value of the interest rate swap agreement. The swap agreement is designated as, and is considered, an effective cash flow hedge of the Company's forecasted variable rate interest payments. Hedge ineffectiveness was not material during the period ended March 24, 2001. A corresponding loss was recorded in accumulated other comprehensive loss, net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - FINANCING

Notes and debentures were composed of the following at March 24, 2001 and December 30, 2000 (in millions):

                                                    March 24, 2001           December 30, 2000
                                                    --------------           -----------------
                                                 Long-term     Current     Long-term     Current
                                                 ---------     -------     ---------     -------
Commercial paper                                  $1,103.6                  $2,328.1
Bank credit agreement, unsecured                     153.5                     134.3
9.30% Senior Secured Debentures due 2007              24.3                      24.3
6.15% Senior Notes due 2006, unsecured               700.0                      --
6.50% Senior Notes due 2011, unsecured               500.0                      --
6.85% Senior Notes due 2004, unsecured               200.0                     200.0
7.00% Senior Notes due 2007, unsecured               250.0                     250.0
7.25% Senior Debentures due 2031, unsecured          600.0                      --
7.45% Senior Debentures due 2027, unsecured          150.0                     150.0
5.875% Senior Notes due 2001, unsecured               --        $400.0          --        $400.0
6.05% Senior Notes due 2003, unsecured               350.0                     350.0
6.50% Senior Notes due 2008, unsecured               250.0                     250.0
7.00% Senior Notes due 2002, unsecured               600.0                     600.0
7.25% Senior Notes due 2004, unsecured               400.0                     400.0
7.50% Senior Notes due 2009, unsecured               500.0                     500.0
10% Senior Subordinated Notes due 2001,               --          79.9          --          79.9
   unsecured
9.65% Senior Subordinated Debentures due
   2004, unsecured                                    81.2                      81.2
9.875% Senior Subordinated Debentures due
   2007, unsecured                                    24.2                      24.2
10% Senior Notes due 2002, unsecured                   6.1                       6.1
Mortgage notes payable, secured                       45.1        27.2          60.3        16.4
Other notes payable, unsecured                        23.9        61.7          31.3        55.5
Medium-term notes, unsecured                          16.5                      16.5
Short-term bank borrowings, unsecured                 --            --          --          75.0
                                                  --------      ------      --------      ------
                                                  $5,978.4      $568.8      $5,406.3      $626.8
                                                  ========      ======      ========      ======

                          SAFEWAY INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway and Genuardi's, as if the Genuardi's Acquisition had occurred as of the beginning of the 12-week period ended March 25, 2000. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective as of the period being presented.

                                                   12 Weeks Ended
                                                   --------------
                                            (Pro Forma)       (Pro Forma)
(in millions, except per-share amounts)    March 24, 2001    March 25, 2000
                                           --------------    --------------
Sales                                         $7,755.4          $7,288.2

Net income                                      $283.1            $238.5

Diluted earnings per share                       $0.55             $0.47

NOTE E - CONTINGENCIES

LEGAL MATTERS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

Note K refers to a lawsuit against the Company filed on July 10, 1998, in the Superior Court for Alameda County, California, in connection with settlements involving the 1998 Richmond warehouse fire. On March 27, 2001, the California Court of Appeal affirmed the trial court's dismissal of the action.

                          SAFEWAY INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safeway's net income was $283.9 million ($0.55 per share) for the first quarter ended March 24, 2001, compared to $241.9 million ($0.48 per share) for the first quarter of 2000.

First-quarter sales increased 8.2% to $7.7 billion in 2001 from $7.1 billion in 2000, primarily because of increased sales at continuing stores, new store openings and, to a lesser extent, the Genuardi's acquisition described below. First-quarter comparable-store sales increased 4.2%, while identical-store sales (which exclude replacement stores) rose 3.6%.

In February 2001, Safeway acquired all of the assets of Genuardi's Family Markets Inc. (the "Genuardi's Acquisition") for approximately $530 million in cash. On the acquisition date, Genuardi's operated 39 stores. The Genuardi's Acquisition was accounted for as a purchase. Safeway funded the acquisition through the issuance of commercial paper and debentures. Consequently, Safeway's income statement for the first quarter of 2001 includes seven weeks of Genuardi's operating results while the income statement for the first quarter of 2000 does not. In order to facilitate an understanding of the Company's operations, the following discussions of gross profit and operating and administrative expense include certain pro forma information based on the 2000 combined historical financial statements as if the Genuardi's Acquisition had been effective for the comparable seven weeks of 2000.

Safeway's continued improvement in buying practices, shrink control and private-label growth helped increase gross profit to 30.56% of sales in the first quarter of 2001 from 29.77% on a historical basis in the first quarter of 2000. There was no difference between historical and pro forma gross profit for the first quarter of 2000.

Operating and administrative expense, including goodwill amortization, increased to 23.00% of sales in the first quarter of 2001 from 22.51% in 2000 on a historical basis and 22.62% on a pro forma basis. At the retail level, operating and administrative expenses declined as a percentage of sales in 2001, despite higher energy costs. However, net operating and administrative expense increased at the corporate level primarily due to smaller gains on property retirements and less pension income. For the full year, the Company expects to continue to incur higher energy costs, smaller gains on property retirements and less pension income.

Interest expense remained essentially flat at $109.2 million in the first quarter of 2001 compared to $109.8 million in the first quarter of 2000. The interest coverage ratio (operating cash flow divided by interest expense) remains very strong at 7.29 times for the quarter and 7.03 times over the last four quarters. Operating cash flow (defined below) as a percentage of sales was 10.38% for the quarter and an all-time high of 9.87% over the last four quarters.

Other income consists primarily of equity in earnings of Casa Ley, Safeway's unconsolidated affiliate. Equity in earnings of Casa Ley totaled $5.9 million for the first quarter of 2000, compared to $7.1 million in 2000. Casa Ley operates 97 food and general merchandise stores in western Mexico.

The income tax rate was 40.8% for the first quarter of 2001, down from 41.5% in 2000. The decrease was primarily due to continued focus on tax planning strategies to reduce the effective rate.

Safeway has invested $45 million cash and entered into strategic alliance and grocery supply agreements with GroceryWorks.com, an internet grocer. GroceryWorks is currently evaluating its strategic plans, including making changes to its business model and arranging additional funding. The outcome of GroceryWorks' activities may impact the valuation of Safeway's investment.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of December 31, 2000. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on Safeway's financial statements.

In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as "fair value" hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current-period earnings. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are effected by the variability of cash flows.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

During the period ended March 24, 2001, the Company's derivative contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable-rate debt to fixed-rate debt. At March 24, 2001, the Company recorded a liability of $5.1 million related to the fair value of the interest rate swap agreement. The swap agreement is designated as, and is considered, an effective cash flow hedge of the Company's forecasted variable rate interest payments. Hedge ineffectiveness was not material during the period ended March 24, 2001. A corresponding loss was recorded in accumulated other comprehensive loss, net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operating activities was $271.9 million in the first quarter of 2001 compared to cash flow from operating activities of $168.5 million in the first quarter of 2000. This change is primarily due to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at March 24, 2001 was $194.0 million compared to $157.5 million at March 25, 2000.

Cash flow used by investing activities for the first quarter of the year increased to $784.4 million in 2001 compared to $126.5 million in 2000, primarily due to the acquisition of Genuardi's and increased capital expenditures in 2001.

Cash flow provided by financing activities was $497.6 million in the first quarter of 2001 compared to cash used of $77.2 million in 2000, primarily due to the issuance of the debentures and commercial paper to help finance the acquisition of Genuardi's.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flow from operating activities as presented in the condensed consolidated statements of cash flows is an important measure of cash generated by the Company's operations. Operating cash flow, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, operating cash flow also excludes interest expense and income taxes. Management believes that operating cash flow is relevant because it assists investors in evaluating Safeway's ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway's results of operations with those of companies having different capital structures. Other companies may define operating cash flow differently, and as a result, such measures may not be comparable to Safeway's operating cash flow. Safeway's computation of operating cash flow is as follows:

                                                     12 Weeks Ended
                                                     --------------
(Dollars in millions)                         March 24, 2001  March 25, 2000
                                              --------------  --------------
Income before income taxes                        $479.5          $413.5
Interest expense                                   109.2           109.8
Depreciation and amortization                      210.5           189.7
LIFO expense                                         2.3            --
Equity in earnings of unconsolidated affiliate      (5.9)           (7.1)
                                                  ------          ------
Operating cash flow                               $795.6          $705.9
                                                  ======          ======
As a percent of sales                             10.38%           9.96%

As a multiple of interest expense                  7.29x           6.43x

In January 2001, Safeway issued $600 million of 7.25% senior unsecured debentures due in 2031. Proceeds from this issuance were used to repay commercial paper borrowings and finance the Genuardi's Acquisition. Also, in February 2001 the Company filed a shelf registration with the Securities and Exchange Commission to sell, periodically, up to $2 billion in debt securities and common stock. Under the shelf registration, in March 2001 Safeway subsequently issued $700 million of 6.15% senior notes due in 2006 and $500 million of 6.50% senior notes due in 2011. Proceeds from these issuances were used to repay commercial paper borrowings.

Based upon the current level of operations, Safeway believes that operating cash flow and other sources of liquidity, including borrowings under Safeway's commercial paper program and bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. The bank credit agreement is used primarily as a backup facility to the commercial paper program.

CAPITAL EXPENDITURE PROGRAM

During the first quarter of 2001, Safeway invested $324 million in capital expenditures (as defined on page 16 of the Company's 2000 Annual Report to Stockholders), including the purchase of 11 former ABCO stores in Arizona. The Company opened 22 new stores and closed 13 stores. Safeway opened the ABCO stores in the second quarter of 2001. The Company expects to spend more than $2.1 billion in 2001 while opening 90 to 95 new stores and completing approximately 250 remodels.

                          SAFEWAY INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD -LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, acquisitions, the valuation of GroceryWorks, operating improvements and costs, and are indicated by words or phrases such as "continuing," "on-going," "expects," and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels; results of our programs to control or reduce costs; results of our programs to increase sales; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of GroceryWorks; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; opportunities or acquisitions that we pursue; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided under the caption "Market Risk from Financial Instruments" on pages 16 and 17 of the Company's 2000 Annual Report to Stockholders.

                          SAFEWAY INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note K to the Company's consolidated financial statements, under the caption "Legal Matters" on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

Note K refers to a lawsuit against the Company filed on July 10, 1998, in the Superior Court for Alameda County, California, in connection with settlements involving the 1998 Richmond warehouse fire. On March 27, 2001, the California Court of Appeal affirmed the trial court's dismissal of the action.


ITEM 6(a). EXHIBITS

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

Exhibit 3.2     Form of By-laws of the Company as amended and restated
                (incorporated by reference to Exhibit 3.2 to Registrant's Form
                10-Q for the quarterly period ended September 9, 2000).

Exhibit 4(i).1 Form of Officers' Certificate establishing terms of the Registrant's 7.25% Debentures due 2013, including form of Debentures (incorporated by reference to Exhibits 4.2 and 4.3 to Registrant's Form 8-K dated January 31, 2001).

Exhibit 4(i).2 Form of Officers' Certificate establishing terms of the Registrant's 6.15% Notes due 2006 and the Registrant's 6.50%
                Notes due 2011, including forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to Registrant's
                Form 8-K dated March 5,2001).

Exhibit 11.1    Computation of Earnings Per Share.

Exhibit 12.1    Computation of Ratio of Earnings to Fixed Charges.

ITEM 6(b). REPORTS ON FORM 8-K

On January 25, 2001, the Company filed a current report on Form 8-K under "Item 5. Other Events."

On January 31, 2001, the Company filed a current report on Form 8-K under "Item 5. Other Events."

On March 5, 2001, the Company filed a current report on Form 8-K under "Item 5. Other Events."

On March 6, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

                          SAFEWAY INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 7, 2001                       \s\ Steven A. Burd
      ----------------                  --------------------------------
                                        Steven A. Burd
                                        Chairman, President
                                        and Chief Executive Officer


Date: May 7, 2001                       \s\ Vasant M. Prabhu
      ----------------                  --------------------------------
                                        Vasant M. Prabhu
                                        Executive Vice President
                                        and Chief Financial Officer

                          SAFEWAY INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


              LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
                              ENDED MARCH 24, 2001

Exhibit 11.1    Computation of Earnings Per Share


Exhibit 12.1    Computation of Ratio of Earnings to Fixed Charges