Form 10-Q
period 2001-06-16
SAFEWAY INC
filed 2001-07-31
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________.

Commission file number 1-41

SAFEWAY INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3019135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Rd. Pleasanton, California	94588-3229

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(925) 467-3000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of July 23, 2001 there were issued and outstanding 506.4 million shares of the registrant’s common stock

SAFEWAY INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 16,	December 30,
	2001	2000

ASSETS

Current assets:

Cash and equivalents	$102.5	$91.7

Receivables	365.4	374.5

Merchandise inventories	2,369.2	2,508.2

Prepaid expenses and other current assets	275.6	249.1

Total current assets	3,112.7	3,223.5

Property	11,310.8	10,728.1

Less accumulated depreciation and amortization	(3,876.5)	(3,582.0)

Property, net	7,434.3	7,146.1

Goodwill, net of accumulated amortization of $502.6 and $439.3	5,158.2	4,709.9

Prepaid pension costs	512.9	491.5

Investment in unconsolidated affiliate	176.0	166.6

Other assets	237.8	227.7

Total assets	$16,631.9	$15,965.3

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	June 16,	December 30,
	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current maturities of notes and debentures	$529.8	$626.8

Current obligations under capital leases	47.0	47.0

Accounts payable	1,541.0	1,920.2

Accrued salaries and wages	343.2	389.9

Other accrued liabilities	945.1	795.6

Total current liabilities	3,406.1	3,779.5

Long-term debt:

Notes and debentures	5,902.0	5,406.3

Obligations under capital leases	421.0	415.8

Total long-term debt	6,323.0	5,822.1

Deferred income taxes	440.8	508.7

Accrued claims and other liabilities	446.0	465.2

Total liabilities	10,615.9	10,575.5

Commitments and contingencies

Stockholders’ equity:

Common stock: par value $0.01 per share; 1,500 shares authorized; 506.2 and 504.1 shares issued, after deducting 63.9 and 64.3 treasury shares	5.7	5.7

Additional paid-in capital	1,603.1	1,548.0

Retained earnings	4,453.0	3,861.8

Accumulated other comprehensive loss	(45.8)	(25.7)

Total stockholders’ equity	6,016.0	5,389.8

Total liabilities and stockholders’ equity	$16,631.9	$15,965.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

	June 16,	June 17,	June 16,	June 17,
	2001	2000	2001	2000

Sales	$7,986.2	$7,418.1	$15,652.3	$14,504.4

Cost of goods sold	(5,497.7)	(5,216.4)	(10,821.2)	(10,193.0)

Gross profit	2,488.5	2,201.7	4,831.1	4,311.4

Operating and administrative expense	(1,809.3)	(1,589.6)	(3,541.3)	(3,155.3)

Goodwill amortization	(32.9)	(29.2)	(64.2)	(58.3)

Operating profit	646.3	582.9	1,225.6	1,097.8

Interest expense	(105.6)	(108.3)	(214.8)	(218.1)

Other (expense) income, net	(21.6)	5.5	(12.2)	13.9

Income before income taxes	519.1	480.1	998.6	893.6

Income taxes	(211.8)	(199.2)	(407.4)	(370.8)

Net income	$307.3	$280.9	$591.2	$522.8

Basic earnings per share:	$0.61	$0.57	$1.17	$1.06

Diluted earnings per share:	$0.59	$0.55	$1.14	$1.03

Weighted average shares outstanding — basic	505.7	496.3	505.2	495.2

Weighted average shares outstanding — diluted	516.5	510.5	516.3	509.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended

	June 16,	June 17,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Net income	$591.2	$522.8

Reconciliation to net cash flow from operating activities:

Depreciation and amortization	426.2	379.8

LIFO expense	4.6	1.3

Impairment charge and equity in undistributed earnings of unconsolidated affiliate	20.7	(10.5)

Net pension income	(12.6)	(40.8)

Gain on pension settlement	(9.3)	(10.0)

Increase (decrease) in accrued claims and other liabilities	5.9	(44.4)

Other	(19.7)	(42.9)

Change in working capital items:

Receivables and prepaid expenses	(0.5)	(61.9)

Inventories at FIFO cost	157.8	152.0

Payables and accruals	(334.0)	(86.7)

Net cash flow from operating activities	830.3	758.7

CASH FLOW FROM INVESTING ACTIVITIES

Cash paid for property additions	(679.6)	(420.7)

Proceeds from sale of property	97.1	63.0

Net cash used to acquire Genuardi’s	(522.4)	—

Other	(22.6)	(26.7)

Net cash flow used by investing activities	(1,127.5)	(384.4)

CASH FLOW FROM FINANCING ACTIVITIES

Additions to short-term borrowings	24.9	20.9

Payments on short-term borrowings	(106.0)	(69.0)

Additions to long-term borrowings	1,846.4	126.5

Payments on long-term borrowings	(1,468.9)	(490.5)

Net proceeds from exercise of stock options	32.3	21.6

Other	(20.7)	(1.2)

Net cash flow from (used by) financing activities	308.0	(391.7)

Increase (decrease) in cash and equivalents	10.8	(17.4)

CASH AND EQUIVALENTS

Beginning of period	91.7	106.2

End of period	$102.5	$88.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 16, 2001 and June 17, 2000 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2000 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 16, 2001 are not necessarily indicative of the results expected for the full year.

Acquisition of Genuardi’s Family Markets, Inc. (“Genuardi’s”)

In February 2001, Safeway acquired all of the assets of Genuardi’s for approximately $530 million in cash (the “Genuardi’s Acquisition”). On the acquisition date, Genuardi’s operated 39 stores in the greater Philadelphia, Pennsylvania area, including New Jersey and Delaware, and had annualized sales of approximately $1 billion. The Genuardi’s Acquisition was accounted for as a purchase and resulted in goodwill of approximately $504 million which is currently being amortized over 40 years. See Note B. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Genuardi’s, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the amounts presented herein. Safeway funded the acquisition through the issuance of commercial paper and debentures. Safeway’s income statement for the first 24 weeks of 2001 includes 19 weeks of Genuardi’s results. See Note D.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2001 and $1.3 million during the first 24 weeks of 2000. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Other Income/Expense

Other expense for the 12 and 24 weeks ended June 16, 2001 includes a $30.1 million impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks.com to its estimated fair value. In June 2001 GroceryWorks.com underwent significant changes to its capital structure and governance including a buyout of the common shareholders’ interests and an investment of cash and technology by Tesco PLC, a new third-party strategic investor. Because of these changes, which included Safeway increasing its voting interest in GroceryWorks.com to 50%, Safeway will begin accounting for its investment under the equity method in the third quarter.

Comprehensive Income

Comprehensive income consists primarily of net income, foreign currency translation adjustments and the effects of accounting for hedges under SFAS No. 133. See Note B. Total comprehensive income was $571.1 million for the first 24 weeks of 2001 compared to $517.5 million for the first 24 weeks of 2000.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B — NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” was adopted by the Company as of December 31, 2000. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value on the balance sheet, and provides for hedge accounting when certain conditions are met. Initial adoption of this new accounting standard did not have a material impact on Safeway’s financial statements.

In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as “fair value” hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current-period earnings. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

During the 24 weeks ended June 16, 2001, the Company’s derivative financial instrument contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable-rate debt to fixed-rate debt. At June 16, 2001, the Company recorded a liability of $4.1 million related to the fair value of the interest rate swap agreement. The swap agreement is designated as, and is considered, an effective cash flow hedge of the Company’s forecasted variable rate interest payments. Hedge ineffectiveness was not material during the 24 weeks ended June 16, 2001. A corresponding loss was recorded in accumulated other comprehensive loss, net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event Safeway acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. Safeway will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. Goodwill is currently being amortized at approximately $141 million annually and will have an expected net carrying value of approximately $5.1 billion at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” which provides the SEC staff’s views on selected revenue recognition issues. The guidance in SAB No. 101 was adopted during the quarter ended December 30, 2000 and did not have a material impact on the Company’s financial statements.

Emerging Issues Task Force (“EITF”) Issue Nos. 00-14, “Accounting for Certain Sales Incentives;” 00-22, “Accounting for ‘Points’ and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;” and 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” will become effective for Safeway beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. Safeway has not fully assessed the impact of these issues but does not believe they will have a material effect on the Company’s financial statements.

NOTE C — FINANCING

Notes and debentures were composed of the following at June 16, 2001 and December 30, 2000 (in millions):

	June 16, 2001		December 30, 2000

	Long-term	Current	Long-term	Current

Commercial paper	$1,041.9		$2,328.1

Bank credit agreement, unsecured	140.0		134.3

9.30% Senior Secured Debentures due 2007	24.3		24.3

6.15% Senior Notes due 2006, unsecured	700.0		—

6.50% Senior Notes due 2011, unsecured	500.0		—

6.85% Senior Notes due 2004, unsecured	200.0		200.0

7.00% Senior Notes due 2007, unsecured	250.0		250.0

7.25% Senior Debentures due 2031, unsecured	600.0		—

7.45% Senior Debentures due 2027, unsecured	150.0		150.0

5.875% Senior Notes due 2001, unsecured	—	$400.0	—	$400.0

6.05% Senior Notes due 2003, unsecured	350.0		350.0

6.50% Senior Notes due 2008, unsecured	250.0		250.0

7.00% Senior Notes due 2002, unsecured	600.0		600.0

7.25% Senior Notes due 2004, unsecured	400.0		400.0

7.50% Senior Notes due 2009, unsecured	500.0		500.0

10% Senior Subordinated Notes due 2001, unsecured	—	79.9	—	79.9

9.65% Senior Subordinated Debentures due 2004, unsecured	81.2		81.2

9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2

10% Senior Notes due 2002, unsecured	6.1		6.1

Mortgage notes payable, secured	47.2	26.9	60.3	16.4

Other notes payable, unsecured	20.6	23.0	31.3	55.5

Medium-term notes, unsecured	16.5		16.5

Short-term bank borrowings, unsecured	—	—	—	75.0

	$5,902.0	$529.8	$5,406.3	$626.8

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D — PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway and Genuardi’s, as if the Genuardi’s Acquisition had occurred as of the beginning of the 24-week periods ended June 16, 2001 and June 17, 2000. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective as of the period being presented.

	24 Weeks Ended

	(Pro Forma)	(Pro Forma)
(in millions, except per-share amounts)	June 16, 2001	June 17, 2000

Sales	$15,741.6	$14,910.5

Net income	$516.3	$523.9

Diluted earnings per share	$1.14	$1.03

NOTE E — CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

Note K refers to a lawsuit against the Company filed on July 10, 1998, in the Superior Court for Alameda County, California, alleging that the Company committed fraud and breach of contract in connection with settlements involving the Richmond warehouse fire. As reported previously, on March 27, 2001, the California Court of Appeal affirmed the trial court’s dismissal of the action. All appeals have now expired, and the case is terminated.

In the case of Baker, et al. v. Jewel Food Stores, Inc. et al., the court has extended discovery by another month, and a ruling on defendants’ motion for summary judgment is now expected in the last quarter of 2001.

SAFEWAY INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway’s net income was $307.3 million ($0.59 per share) for the second quarter ended June 16, 2001, compared to $280.9 million ($0.55 per share) for the second quarter of 2000.

Second-quarter sales increased 7.7% to $8.0 billion in 2001 from $7.4 billion in 2000, primarily because of the Genuardi’s acquisition, new store openings and increased sales at continuing stores. Comparable-store sales increased 1.7%, while identical-store sales (which exclude replacement stores) increased 1.1%.

In February 2001, Safeway acquired all of the assets of Genuardi’s Family Markets Inc. (the “Genuardi’s Acquisition”) for approximately $530 million in cash. On the acquisition date, Genuardi’s operated 39 stores. The Genuardi’s Acquisition was accounted for as a purchase. Safeway funded the acquisition through the issuance of commercial paper and debentures. Consequently, Safeway’s income statement for the first 24 weeks of 2001 includes 19 weeks of Genuardi’s operating results while the income statement for 2000 does not.

Safeway’s continued improvement in buying practices, shrink control, private-label growth and targeted adjustments in promotional spending helped increase gross profit to 31.16% of sales in the second quarter of 2001 from 29.68% in the second quarter of 2000. The Company has programs in place that are aimed at continuing to improve the gross profit margin, but at a lesser rate than what was experienced in the second quarter of 2001.

Operating and administrative expense, including goodwill amortization, increased to 23.07% of sales in the second quarter of 2001 from 21.82% in 2000 due primarily to the Genuardi’s Acquisition, decreases in pension income and property gains and higher real estate occupancy costs.

Interest expense decreased slightly to $105.6 million in the second quarter of 2001 compared to $108.3 million in the second quarter of 2000 due primarily to lower interest rates, partially offset by higher average borrowings because of the Genuardi’s Acquisition. The interest coverage ratio (EBITDA divided by interest expense) remains very strong at 7.28 times over the last four quarters. EBITDA (defined on page 12) as a percentage of sales was 9.98% over the last four quarters compared to 9.66% one year ago.

Other expense consists primarily of a $30.1 million ($0.04 per share) impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks.com to its estimated fair value. GroceryWorks is an on-line grocer in which Safeway has a 50% voting interest. Beginning in the third quarter of 2001, Safeway will convert to the equity method of accounting for its investment in GroceryWorks.com and will reflect 50% of GroceryWorks.com results of operations in Safeway’s income statement.

Other expense also includes equity in earnings of Casa Ley. Equity in earnings of Casa Ley totaled $3.5 million for the second quarter of 2001, compared to $3.4 million in 2000. Casa Ley operates 98 food and general merchandise stores in western Mexico. Safeway has owned 49% of Casa Ley since 1981.

For the first 24 weeks of 2001, net income was $591.2 million ($1.14 per share) on sales of $15.7 billion compared to net income of $522.8 million ($1.03 per share) on sales of $14.5 billion for the first 24 weeks of 2000. The gross profit margin increased to 30.87% in the first 24 weeks of 2001 from 29.72% in 2000. Operating and administrative expense increased to 23.03% of sales in the first 24 weeks of 2001 from 22.16% in the first 24 weeks of 2000. Results for the 24 weeks ended June 16, 2001 were the result of trends similar to those experienced for the 12 weeks ended June 16, 2001, which are discussed above.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Cash flow from operating activities was $830.3 million in the first 24 weeks of 2001 compared to cash flow from operations of $758.7 million in the first 24 weeks of 2000. This change is due primarily to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at June 16, 2001 was $180.9 million compared to a deficit of $16.9 million at June 17, 2000.

Cash flow used by investing activities for the first 24 weeks of the year increased to $1,127.5 million in 2001 compared to $384.4 million in 2000, due primarily to the Genuardi’s Acquisition and increased capital expenditures in 2001.

Cash flow provided by financing activities was $308.0 million in the first 24 weeks of 2001 compared to cash used of $391.7 million in 2000, primarily due to the issuance of the debentures and commercial paper to help finance the acquisition of Genuardi’s.

Net cash flow from operating activities as presented in the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company’s operating activities. EBITDA, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, EBITDA also excludes interest expense and income taxes. EBITDA should not be considered as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of operating performance or a measure of liquidity. Management believes that EBITDA is relevant because it assists investors in evaluating Safeway’s ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway’s results of operations with those of companies having different capital structures. Other companies may define EBITDA differently, and as a result, such measures may not be comparable to Safeway’s EBITDA. Safeway’s computation of EBITDA is as follows:

(Dollars in millions)	12 Weeks Ended		24 Weeks Ended

	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000

EBITDA:

Net income	$307.3	$280.9	$591.2	$522.8

Add (subtract):

Income taxes	211.8	199.2	407.4	370.8

LIFO expense	2.3	1.3	4.6	1.3

Interest expense	105.6	108.3	214.8	218.1

Depreciation and amortization	215.7	190.1	426.2	379.8

Impairment charge and equity in earnings of unconsolidated affiliate	26.6	(3.4)	20.7	(10.5)

Total EBITDA	$869.3	$776.4	$1,664.9	$1,482.3

As a percent of sales	10.89%	10.47%	10.64%	10.22%

As a multiple of interest expense	8.23x	7.17x	7.75x	6.80x

Cash Flow:

Net cash flow from operating activities	$558.4	$590.2	$830.3	$758.7

Net cash flow used by investing activities	$(343.1)	$(257.9)	$(1,127.5)	$(384.4)

Net cash flow (used by) from financing activities	$(189.6)	$(314.5)	$308.0	$(391.7)

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon the current level of operations, Safeway believes cash flow from operating activities and other sources of liquidity, including borrowings under Safeway’s commercial paper program and the bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels. The bank credit agreement is used primarily as a backup facility to the commercial paper program.

Capital Expenditure Program

During the first two quarters of 2001, Safeway invested $788.2 million in capital expenditures and opened 37 new stores and closed 21 stores. The Company expects to spend more than $2.1 billion in 2001 while opening 90 to 95 new stores and completing approximately 250 remodels.

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, acquisitions, the valuation of Safeway’s investment in GroceryWorks.com, operating improvements and costs and gross profit improvement, and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of GroceryWorks.com; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation or regulation; the cost and stability of power sources; opportunities or acquisitions that we pursue; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on pages 16 and 17 of the Company’s 2000 Annual Report to Stockholders.

SAFEWAY INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

Note K refers to a lawsuit against the Company filed on July 10, 1998, in the Superior Court for Alameda County, California, alleging that the Company committed fraud and breach of contract in connection with settlements involving the Richmond warehouse fire. As reported previously, on March 27, 2001, the California Court of Appeal affirmed the trial court’s dismissal of the action. All appeals have now expired, and the case is terminated.

In the case of Baker, et al. v. Jewel Food Stores, Inc. et al., the court has extended discovery by another month, and a ruling on defendants’ motion for summary judgment is now expected in the last quarter of 2001.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 8, 2001 at which the stockholders voted on proposals as follows:

		Votes Against	Votes
	Votes For	or Withheld	Abstained	Broker Non-Votes

Election of Directors:

Steven A. Burd	427,738,844	8,615,637	N/A	N/A

Robert I. MacDonnell	413,287,553	23,066,928	N/A	N/A

William Y. Tauscher	425,403,040	10,951,441	N/A	N/A

Adoption of 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers	389,979,536	44,163,924	2,211,021	N/A

Ratification of appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2001	418,955,544	15,958,615	1,440,322	N/A

Stockholder proposal requesting the Board of Directors to take the necessary steps to provide for cumulative voting	116,625,878	244,971,060	15,830,704	58,926,839

SAFEWAY INC. AND SUBSIDIARIES

Item 6(a). Exhibits

Exhibit 4(i).1	Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Alex. Brown Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; The Bank of Nova Scotia as Administrative Agent; Deutsche Bank AG New York Branch, The Chase Manhattan Bank, Bank of America, NA, and Citicorp USA, Inc. as Co-Syndication Agents, US Bank National Association as Documentation Agent; the agents listed therein as Agents; and the lenders listed therein as Lenders.

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Item 6(b). Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the second quarter of 2001.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2001	\s\ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer

Date:	July 31, 2001	\s\ Vasant M. Prabhu

Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED June 16, 2001

Exhibit 4(i).1	Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Alex. Brown Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; The Bank of Nova Scotia as Administrative Agent; Deutsche Bank AG New York Branch, The Chase Manhattan Bank, Bank of America, NA, and Citicorp USA, Inc. as Co-Syndication Agents, US Bank National Association as Documentation Agent; the agents listed therein as Agents; and the lenders listed therein as Lenders.

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges