Form 10-Q/A
period 2001-06-16
SAFEWAY INC
filed 2001-08-02
CIK 86144

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of July 23, 2001 there were issued and outstanding 506.4 million shares of the registrant’s common stock

This Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in our Quarterly Report on Form 10-Q for the period ended June 16, 2001 which was filed with the Commission on July 31, 2001, to correct a typographical error. As amended, pro forma net income for the 24 weeks ended June 16, 2001 is now stated correctly as $590.4 million in Note D — Pro Forma Summary Financial Information.

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

	24 Weeks Ended

	(Pro Forma)	(Pro Forma)
(in millions, except per-share amounts)	June 16, 2001	June 17, 2000

Sales	$15,741.6	$14,910.5

Net income	$590.4	$523.9

Diluted earnings per share	$1.14	$1.03

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

Date:	August 2, 2001	\s\ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer

Date:	August 2, 2001	\s\ Vasant M. Prabhu

Vasant M. Prabhu Executive Vice President and Chief Financial Officer