Form 10-Q
period 2001-09-08
SAFEWAY INC
filed 2001-10-23
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ] As of October 12, 2001 there were issued and outstanding 501.9 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 8,	December 30,
	2001	2000

ASSETS

Current assets:
Cash and equivalents	$69.0	$91.7
Receivables	375.5	374.5
Merchandise inventories	2,410.7	2,508.2
Prepaid expenses and other current assets	253.7	249.1

Total current assets	3,108.9	3,223.5

Property	11,603.1	10,728.1
Less accumulated depreciation and amortization	(4,015.4)	(3,582.0)

Property, net	7,587.7	7,146.1

Goodwill, net of accumulated amortization of $535.3 and $439.3	5,129.3	4,709.9
Prepaid pension costs	519.2	491.5
Investment in unconsolidated affiliates	231.3	166.6
Other assets	150.3	227.7

Total assets	$16,726.7	$15,965.3

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	September 8,	December 30,
	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$520.4	$626.8
Current obligations under capital leases	46.9	47.0
Accounts payable	1,717.8	1,920.2
Accrued salaries and wages	357.1	389.9
Income taxes payable	439.9	156.1
Other accrued liabilities	670.6	639.5

Total current liabilities	3,752.7	3,779.5

Long-term debt:
Notes and debentures	5,425.3	5,406.3
Obligations under capital leases	413.7	415.8

Total long-term debt	5,839.0	5,822.1

Deferred income taxes	444.8	508.7
Accrued claims and other liabilities	433.6	465.2

Total liabilities	10,470.1	10,575.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 505.1 and 504.1 shares issued, after deducting 65.2 and 64.3 treasury shares	5.7	5.7
Additional paid-in capital	1,553.0	1,548.0
Retained earnings	4,762.2	3,861.8
Accumulated other comprehensive loss	(64.3)	(25.7)

Total stockholders’ equity	6,256.6	5,389.8

Total liabilities and stockholders’ equity	$16,726.7	$15,965.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended

	September 8,	September 9,	September 8,	September 9,
	2001	2000	2001	2000

Sales	$7,962.3	$7,457.2	$23,614.6	$21,961.5
Cost of goods sold	(5,498.0)	(5,220.5)	(16,319.2)	(15,413.4)

Gross profit	2,464.3	2,236.7	7,295.4	6,548.1
Operating and administrative expense	(1,833.0)	(1,652.7)	(5,374.3)	(4,808.0)
Goodwill amortization	(32.7)	(29.1)	(96.9)	(87.4)

Operating profit	598.6	554.9	1,824.2	1,652.7
Interest expense	(101.2)	(104.1)	(316.1)	(322.2)
Other income (expense), net	8.4	10.8	(3.8)	24.7

Income before income taxes	505.8	461.6	1,504.3	1,355.2
Income taxes	(196.6)	(191.6)	(604.0)	(562.4)

Net income	$309.2	$270.0	$900.3	$792.8

Basic earnings per share:	$0.61	$0.54	$1.78	$1.60

Diluted earnings per share:	$0.60	$0.53	$1.75	$1.55

Weighted average shares outstanding — basic	505.8	497.9	505.4	496.1

Weighted average shares outstanding — diluted	515.2	511.7	515.9	510.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	36 Weeks Ended

	September 8,	September 9,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$900.3	$792.8
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	652.1	566.6
LIFO expense	6.9	3.6
Impairment charge	30.1	—
Equity in undistributed earnings of unconsolidated affiliates	(15.3)	(18.0)
Net pension income	(18.3)	(55.8)
Gain on pension settlements	(9.3)	(15.0)
Increase (decrease) in accrued claims and other liabilities	0.5	(47.8)
Other	(17.1)	(62.9)
Change in working capital items:
Receivables and prepaid expenses	46.1	(115.4)
Inventories at FIFO cost	108.1	100.2
Payables and accruals	13.2	343.4

Net cash flow from operating activities	1,697.3	1,491.7

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions	(1,056.2)	(782.8)
Proceeds from sale of property	123.1	125.9
Net cash used to acquire Genuardi’s	(523.0)	—
Other	(36.6)	(41.9)

Net cash flow used by investing activities	(1,492.7)	(698.8)

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings	32.9	80.1
Payments on short-term borrowings	(121.5)	(150.6)
Additions to long-term borrowings	1,972.4	149.5
Payments on long-term borrowings	(2,079.3)	(896.0)
Purchase of treasury stock	(49.3)	—
Net proceeds from exercise of stock options	40.1	29.7
Other	(22.6)	(1.6)

Net cash flow used by financing activities	(227.3)	(788.9)

(Decrease) increase in cash and equivalents	(22.7)	4.0
CASH AND EQUIVALENTS
Beginning of period	91.7	106.2

End of period	$69.0	$110.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 8, 2001 and September 9, 2000 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2000 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 8, 2001 are not necessarily indicative of the results expected for the full year.

Acquisition of Genuardi’s Family Markets, Inc. (“Genuardi’s”)

In February 2001, Safeway acquired all of the assets of Genuardi’s for approximately $530 million in cash (the “Genuardi’s Acquisition”). On the acquisition date, Genuardi’s operated 39 stores in the greater Philadelphia, Pennsylvania area, including New Jersey and Delaware, and had annualized sales of approximately $1 billion. The Genuardi’s Acquisition was accounted for as a purchase and resulted in goodwill of approximately $508 million that is currently being amortized over 40 years (see Note B). Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. For Genuardi’s, such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the amounts presented herein. Safeway funded the acquisition through the issuance of commercial paper and debentures. Safeway’s income statement for the first 36 weeks of 2001 includes 31 weeks of Genuardi’s results (see Note D).

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2001 and $3.6 million during the first 36 weeks of 2000. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Other Income/Expense

Other expense for the 36 weeks ended September 8, 2001 includes a $30.1 million impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks.com to its estimated fair value. In June 2001 GroceryWorks.com underwent significant changes to its capital structure and governance including a buyout of the common shareholders’ interests and an investment of cash and assets by Safeway, cash by other preferred shareholders and cash and technology by Tesco PLC, a new third-party strategic investor. Because of these changes, which included Safeway obtaining a 50% voting interest in GroceryWorks.com, Safeway began accounting for its investment under the equity method in the third quarter.

Comprehensive Income

Comprehensive income consists primarily of net income, foreign currency translation adjustments and the effects of accounting for hedges under SFAS No. 133 (see Note B). Total comprehensive income was $861.7 million for the first 36 weeks of 2001 compared to $784.1 million for the first 36 weeks of 2000.

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

In accordance with SFAS No. 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as “fair value” hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current period earnings. Changes in the fair value of derivative instruments designated as “cash flow” hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows.

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

During the 36 weeks ended September 8, 2001, the Company’s derivative financial instrument contracts consisted only of an interest rate swap used by the Company to convert a portion of its variable-rate debt to fixed-rate debt. At September 8, 2001, the Company recorded a liability of $6.7 million related to the fair value of the interest rate swap agreement. The swap agreement is designated as, and is considered, an effective cash flow hedge of the Company’s forecasted variable rate interest payments. Hedge ineffectiveness was not material during the 36 weeks ended September 8, 2001. A corresponding loss was recorded in accumulated other comprehensive loss, net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In the event Safeway acquires goodwill subsequent to June 30, 2001 it will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. Safeway will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill from business combinations. Goodwill is currently being amortized at approximately $141 million annually and will have an expected net carrying value of approximately $5.1 billion at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 will become effective for Safeway on December 29, 2002. The Company is currently analyzing the effect that this standard will have on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 will become effective for Safeway on December 30, 2001. The Company is currently analyzing the effect that this standard will have on its financial statements.

Emerging Issues Task Force (“EITF”) Issue Nos. 00-14, “Accounting for Certain Sales Incentives;” 00-22, “Accounting for ‘Points’ and Other Time-Based or Volume-Based Sales and Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future;” and 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer” will become effective for Safeway beginning in the first quarter of 2002. These issues address the appropriate accounting for certain vendor contracts and loyalty programs. Safeway has not fully assessed the impact of these issues, but does not believe they will have a material effect on the Company’s financial statements.

NOTE C — FINANCING

Notes and debentures were composed of the following at September 8, 2001 and December 30, 2000 (in millions):

	September 8, 2001		December 30, 2000

	Long-term	Current	Long-term	Current

Commercial paper	$707.2		$2,328.1
Bank credit agreement, unsecured	—		134.3
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.15% Senior Notes due 2006, unsecured	700.0		—
6.50% Senior Notes due 2011, unsecured	500.0		—
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.25% Senior Debentures due 2031, unsecured	600.0		—
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
5.875% Senior Notes due 2001, unsecured	—	$400.0	—	$400.0
6.05% Senior Notes due 2003, unsecured	350.0		350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.00% Senior Notes due 2002, unsecured	600.0		600.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
10% Senior Subordinated Notes due 2001, unsecured	—	79.9	—	79.9
9.65% Senior Subordinated Debentures due 2004, unsecured	81.2		81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
10% Senior Notes due 2002, unsecured	6.1		6.1
Mortgage notes payable, secured	45.3	25.0	60.3	16.4
Other notes payable, unsecured	20.5	15.5	31.3	55.5
Medium-term notes, unsecured	16.5		16.5
Short-term bank borrowings, unsecured	—	—	—	75.0

	$5,425.3	$520.4	$5,406.3	$626.8

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D — PRO FORMA SUMMARY FINANCIAL INFORMATION

The following unaudited pro forma combined summary financial information is based on the historical consolidated results of the operations of Safeway and Genuardi’s, as if the Genuardi’s Acquisition had occurred as of the beginning of the 36-week periods ended September 8, 2001 and September 9, 2000. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual consolidated results of operations would have been if the acquisition had been effective as of the period being presented.

	36 Weeks Ended

	(Pro Forma)	(Pro Forma)
(in millions, except per-share amounts)	September 8, 2001	September 9, 2000

Sales	$23,703.9	$22,571.1
Net income	$899.5	$797.1
Diluted earnings per share	$1.74	$1.56

NOTE E — CONTINGENCIES

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings.

In 1987, Safeway assigned a number of leases to Furr’s, Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”) as part of the sale of the Company’s former El Paso, Texas and Oklahoma City, Oklahoma Divisions. Furr’s filed for Chapter 11 bankruptcy on February 8, 2001. Homeland filed for Chapter 11 bankruptcy on August 1, 2001. Safeway may remain liable if Furr’s and Homeland are unable to continue making rental payments on these leases. Although the amount of exposure is not material to the consolidated financial condition of Safeway, some loss in connection with the Company’s contingent obligations on these leases is reasonably possible. The amount of such loss cannot currently be estimated.

SAFEWAY INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway’s net income was $309.2 million ($0.60 per share) for the third quarter ended September 9, 2001, compared to $270.0 million ($0.53 per share) for the third quarter of 2000.

Third-quarter sales increased 6.8% to $8.0 billion in 2001 from $7.5 billion in 2000, primarily because of the Genuardi’s acquisition, new store openings and increased sales at continuing stores. Comparable-store sales increased 1.6%, while identical-store sales (which exclude replacement stores) increased 0.8%.

In February 2001, Safeway acquired all of the assets of Genuardi’s Family Markets Inc. (the “Genuardi’s Acquisition”) for approximately $530 million in cash. The Genuardi’s Acquisition was accounted for as a purchase. Safeway funded the acquisition through the issuance of commercial paper and debentures. Consequently, Safeway’s income statement for the first 36 weeks of 2001 includes 31 weeks of Genuardi’s operating results while the income statement for 2000 does not include Genuardi’s operating results.

Safeway’s continued improvement in buying practices, shrink control, private-label growth and targeted adjustments in promotional spending helped increase gross profit to 30.95% of sales in the third quarter of 2001 from 29.99% in the third quarter of 2000. The Company has programs in place that are aimed at continuing to improve the gross profit margin, but at a lesser rate than what was experienced in the third quarter of 2001.

Operating and administrative expense, including goodwill amortization, increased to 23.43% of sales in the third quarter of 2001 from 22.55% in 2000 due primarily to the Genuardi’s Acquisition, decreases in pension income and property gains, as well as higher real estate occupancy costs.

Interest expense decreased slightly to $101.2 million in the third quarter of 2001 compared to $104.1 million in the third quarter of 2000 due primarily to lower interest rates, partially offset by higher average borrowings because of the Genuardi’s Acquisition. The interest coverage ratio (EBITDA divided by interest expense) remains very strong at 8.19 times for the quarter. EBITDA (defined on page 12) as a percentage of sales was 10.41% for the quarter.

Third-quarter other income consists primarily of equity in earnings of Casa Ley, Safeway’s unconsolidated affiliate. Equity in earnings of Casa Ley totaled $5.9 million for the quarter compared to $7.5 million in 2000. Casa Ley operates 99 food and general merchandise stores in western Mexico. Safeway has owned 49% of Casa Ley since 1981.

As a result of continued tax reduction efforts, Safeway’s income tax rate is expected to be 40.15% for 2001, down from 40.8% during the first two quarters of 2001.

During the third quarter of 2001 the Company repurchased 1.4 million shares of Safeway’s common stock at a total purchase price of $61.4 million. Due to the timing of the repurchases, the net impact of the reduced shares outstanding and the related interest expense did not have any material impact on earnings per share for the quarter.

For the first 36 weeks of 2001, net income was $900.3 million ($1.75 per share) on sales of $23.6 billion compared to net income of $792.8 million ($1.55 per share) on sales of $22.0 billion for the first 36 weeks of 2000. The gross profit margin increased to 30.89% in the first 36 weeks of 2001 from 29.82% in 2000. Operating and administrative expense, including goodwill amortization, increased to 23.17% of sales in the first 36 weeks of 2001 from 22.29% in the first 36 weeks of 2000. Other expense for the first 36 weeks of 2001 includes a $30.1 million impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks.com to its estimated fair value. Aside from the impairment charge, results for the 36 weeks ended September 8, 2001 were the result of trends similar to those experienced for the 12 weeks ended September 8, 2001, which are discussed above.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Cash flow from operating activities was $1,697.3 million in the first 36 weeks of 2001 compared to cash flow from operations of $1,491.7 million in the first 36 weeks of 2000. This change is due primarily to improved results of operations, offset by changes in working capital for the first 36 weeks of 2001 that were favorable but smaller than those experienced in 2000. Working capital (excluding cash and debt) at September 8, 2001 was a deficit of $145.5 million compared to a deficit of $358.2 million at September 9, 2000.

Cash flow used by investing activities for the first 36 weeks of the year increased to $1,492.7 million in 2001 compared to $698.8 million in 2000, due primarily to the Genuardi’s Acquisition and increased capital expenditures in 2001.

Cash flow used by financing activities was $227.3 million in the first 36 weeks of 2001 and $788.9 in the first 36 weeks in 2000, primarily due to net repayments on borrowings. In 2001 these repayments were largely offset by the issuance of the debentures and commercial paper to help finance the acquisition of Genuardi’s.

In September 2001, Safeway announced that its Board of Directors increased the authorized level of the Company’s stock repurchase program to $1.5 billion from the previously announced level of $1.0 billion. From initiation of the original program in 1999 through the end of the third quarter of 2001, Safeway repurchased $712 million of common stock, leaving $788 million available for repurchases. The timing and volume of future repurchases will depend on market conditions.

Net cash flow from operating activities as presented in the Condensed Consolidated Statements of Cash Flows is an important measure of cash generated by the Company’s operating activities. EBITDA, as defined below, is similar to net cash flow from operations because it excludes certain noncash items. However, EBITDA also excludes interest expense and income taxes. EBITDA should not be considered as an alternative to net income or cash flows from operating activities (which are determined in accordance with GAAP) as an indicator of operating performance or a measure of liquidity. Management believes that EBITDA is relevant because it assists investors in evaluating Safeway’s ability to service its debt by providing a commonly used measure of cash available to pay interest, and it facilitates comparisons of Safeway’s results of operations with those of companies having different capital structures. Other companies may define EBITDA differently and, as a result, such measures may not be comparable to Safeway’s EBITDA. Safeway’s computation of EBITDA is as follows:

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	12 Weeks Ended		36 Weeks Ended

	Sept. 8, 2001	Sept. 9, 2000	Sept. 8, 2001	Sept. 9, 2000

EBITDA:
Net income	$309.2	$270.0	$900.3	$792.8
Add (subtract):
Income taxes	196.6	191.6	604.0	562.4
LIFO expense	2.3	2.3	6.9	3.6
Interest expense	101.2	104.1	316.1	322.2
Depreciation and amortization	225.9	186.8	652.1	566.6
Impairment charge	—	—	30.1	—
Equity in earnings of unconsolidated affiliates	(5.9)	(7.5)	(15.3)	(18.0)

Total EBITDA	$829.3	$747.3	$2,494.2	$2,229.6

As a percent of sales	10.41%	10.02%	10.56%	10.15%

As a multiple of interest expense	8.19x	7.18x	7.89x	6.92x

Cash Flow:
Net cash flow from operating activities	$867.0	$733.0	$1,697.3	$1,491.7

Net cash flow used by investing activities	$(365.2)	$(314.4)	$(1,492.7)	$(698.8)

Net cash flow used by financing activities	$(535.3)	$(397.2)	$(227.3)	$(788.9)

Based upon the current level of operations, Safeway believes cash flow from operating activities and other sources of liquidity, including borrowings under Safeway’s commercial paper program and the bank credit agreement and issuing notes and debentures in the capital markets, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels. The bank credit agreement is used primarily as a backup facility to the commercial paper program.

Capital Expenditure Program

During the first three quarters of 2001, Safeway invested approximately $1.2 billion in capital expenditures and opened 61 new stores (including 11 former ABCO stores) and closed 29 stores. The Company expects to spend more than $2.1 billion in 2001 while opening 90 to 95 new stores and completing approximately 250 remodels.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, acquisitions, the valuation of Safeway’s investment in GroceryWorks.com, operating improvements and costs, tax rate and gross profit improvement, and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of GroceryWorks.com; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation or regulation; the cost and stability of power sources; opportunities or acquisitions that we pursue; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on pages 16 and 17 of the Company’s 2000 Annual Report to Stockholders.

SAFEWAY INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 40 and 41 of the 2000 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings.

Item 6(a). Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Item 6(b). Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the third quarter of 2001.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2001	/s/ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer

Date: October 23, 2001	/s/ Vasant M. Prabhu

Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED September 8, 2001

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges