Form 10-K
period 2001-12-29
SAFEWAY INC
filed 2002-03-20
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________
Commission file number 1-41

SAFEWAY INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3019135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Road Pleasanton, California	94588

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(925) 467-3000

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered

	Common Stock, $0.01 par value per share	New York Stock Exchange
9.30%	Senior Secured Debentures due 2007	New York Stock Exchange
10%	Senior Notes due 2002	New York Stock Exchange
10%	Senior Subordinated Notes due 2001	New York Stock Exchange
9.65%	Senior Subordinated Debentures due 2004	New York Stock Exchange
9.875%	Senior Subordinated Debentures due 2007	New York Stock Exchange
6.85%	Senior Notes due 2004	New York Stock Exchange
7.00%	Senior Notes due 2007	New York Stock Exchange
7.45%	Senior Debentures due 2027	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of Registrant as of March 12, 2002, was $21.6 billion.

As of March 12, 2002, there were issued and outstanding 486.1 million shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description	10-K Part

2001 Annual Report to Stockholders	I, II, III, IV
Proxy Statement for Annual Meeting of Stockholders to be held May 16, 2002, to be filed within 120 days after the end of the fiscal year ended December 29, 2001	III

SAFEWAY INC. AND SUBSIDIARIES

PART I

Item 1. Business and Item 2. Properties

General:

Information appearing on pages 8 through 11 of the 2001 Annual Report to Stockholders of Safeway Inc. (“Safeway” or the “Company”) is incorporated herein by this reference.

Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

Capital Expenditures:

Information appearing under the caption “Capital Expenditure Program” on pages 10 and 11 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference.

Safeway’s stores opened, remodels completed, acquired stores and stores closed or sold during the last five years were as follows:

	Total
	Five
	Years	2001	2000	1999	1998	1997

Stores opened:
New locations	163	57	31	32	28	15
Replacements	157	38	44	35	18	22

	320	95	75	67	46	37

Remodels completed: (Note A)
Expansions	157	33	29	33	28	34
“Four-Wall” remodels	1,039	222	246	218	206	147

	1,196	255	275	251	234	181

Genuardi’s stores acquired	39	39	—	—	—	—
Randall’s stores acquired	117	—	—	117	—	—
Carrs stores acquired	32	—	—	32	—	—
Dominick’s stores acquired	113	—	—	—	113	—
Vons stores acquired	316	—	—	—	—	316
Stores closed or sold	216	49	46	54	30	37
Total stores at year-end		1,773	1,688	1,659	1,497	1,368

Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Financial Information About Industry Segments:

Note M to the consolidated financial statements, included on page 40 of the Company’s 2001 Annual Report to Stockholders, is incorporated herein by this reference.

Trademarks:

Safeway has invested significantly in the development and protection of the “Safeway” name. The right to use the “Safeway” name is considered to be an important asset. Safeway also owns approximately 400 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright’s, and the marks Pak n’ Save Foods, Vons, Pavilions, Dominick’s, Carrs, Randalls, Tom Thumb and Genuardi’s Family Markets. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Canada Safeway has also registered certain of its trademarks in Canada.

Working Capital:

At year-end 2001, working capital deficit was composed of $3.3 billion of current assets and $3.9 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition:

Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway’s stores vary by market area. The principal competitive factors that affect the Company’s business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional, and national food chains as well as independent food stores and markets comprise the Company’s principal competition, although Safeway also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of the Company’s markets.

Raw Materials:

Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

Compliance with Environmental Laws:

The Company’s compliance with the federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relate to the protection of the environment has not had and is not expected to have a material adverse effect upon the financial position or results of operations of the Company.

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Employees:

At year-end 2001, Safeway had more than 193,000 full and part-time employees. Approximately 76% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2002, collective bargaining agreements covering employees in the Company’s stores in Alaska, Oregon, Chicago and California come up for renewal.

Other Labor Matters:

Employees of companies that operate certain of the Company’s distribution centers in northern California, Maryland and Vancouver, British Columbia are covered by collective bargaining agreements. Summit Logistics, a company that operates the Company’s northern California distribution center, was engaged in a 47-day strike during the fourth quarter of 2000 which had an unexpectedly large adverse effect on sales, product costs and distribution expenses at 246 Safeway stores in northern California, Nevada and Hawaii. Safeway estimates that the strike reduced 2000 pre-tax income by approximately $113.8 million ($0.13 per share). Additional information concerning the strike is set forth under the caption “Financial Review” on pages 13 through 18 of the Company’s 2001 Annual Report to Stockholders and is incorporated herein by reference.

During the last three years, there have been no other significant work stoppages affecting the employees of the Company or the operators of the Company’s distribution centers.

Financial Information About Foreign and Domestic Operations and Export Sales:

Note M to the consolidated financial statements, included on page 40 of the Company’s 2001 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.

Item 3.         Legal Proceedings

Information about legal proceedings appearing under the captions “Legal Matters” and “Furrs and Homeland Charge” as reported in Note L to the consolidated financial statements on pages 38 and 39 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference.

SAFEWAY INC. AND SUBSIDIARIES

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 2001.

Executive Officers of the Company

The names and ages of the current executive officers of the Company and their positions as of March 12, 2002, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

		Year First Elected
Name and all Positions with the Company
Held at March 12, 2002	Age	Officer	Present Office

Steven A. Burd	52	1992	1993
Chairman, President and Chief Executive Officer
Bruce L. Everette(1)	50	1991	2001
Executive Vice President
Richard W. Dreiling	48	1994	1999
Executive Vice President Marketing, Manufacturing and Distribution
Vasant M. Prabhu(2)	42	2000	2000
Executive Vice President and Chief Financial Officer
Larree M. Renda	43	1991	1999
Executive Vice President Retail Operations, Human Resources, Public Affairs, Labor and Government Relations
David F. Bond(3)	48	1997	1997
Senior Vice President Finance and Control
David T. Ching	49	1994	1994
Senior Vice President and Chief Information Officer
David F. Faustman(4)	49	2000	2000
Senior Vice President Labor Relations and Public Affairs
Dick W. Gonzales(5)	55	1998	1998
Senior Vice President Human Resources
Robert A. Gordon(6)	50	2000	2000
Senior Vice President and General Counsel
Lawrence V. Jackson(7)	48	1997	1997
Senior Vice President Supply Operations

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Company (continued)

		Year First Elected
Name and all Positions with the Company
Held at March 12, 2002	Age	Officer	Present Office

Melissa C. Plaisance	42	1993	1995
Senior Vice President Finance and Investor Relations
Kenneth M. Shachmut	53	1994	1999
Senior Vice President Corporate Reengineering and Market Analysis
Donald P. Wright	49	1991	1991
Senior Vice President Real Estate and Engineering

(1)	Mr. Everette held the positions of President, Northern California Division, and Division Manager, Northern California Division, at Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.

(2)	Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from 1998 to 2000, Chief Financial Officer of Pepsi-Cola International, a division of PepsiCo, Inc. from 1997 to 1998 and Senior Vice President, Finance and Chief Financial Officer of PepsiCo Restaurants International, a division of PepsiCo, Inc. from 1996 to 1997.

(3)	Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.

(4)	Mr. Faustman was previously a partner at the law firm of Carlton, DiSante and Freudenberger LLP.

(5)	Mr. Gonzales held the positions of Group Vice President — Human Resources and Senior Vice President — Human Resources at The Vons Companies, Inc. from 1993 to 1998.

(6)	Mr. Gordon was previously a partner in the law firm of Pillsbury Winthrop LLP.

(7)	Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc., from 1995 to 1997.

PART II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company’s common stock appears in Note O to the consolidated financial statements on page 41 of the Company’s 2001 Annual Report to Stockholders and is incorporated herein by this reference. There were 18,197 stockholders of record as of March 12, 2002; however, approximately 97% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $44.50 at the close of business on March 12, 2002.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 2001 and has no current plans for dividend payments.

During the 2001 fiscal year, 313,266 shares of Safeway common stock were sold to participants under the Safeway 401(k) Savings Plan (formerly named “The Vons Companies, Inc. 401(k) Savings Plan”) for an aggregate price of $14.9 million. These shares were purchased by the Plan’s trustee on the open market. Such shares, and interests in the Plan, were not registered under the Securities Act. The Plan covers only those employees of The Vons Companies, Inc. who were eligible to participate as of July 1, 1998.

Item 6.        Selected Financial Data

The “Five-Year Summary Financial Information” included on page 12 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company’s consolidated financial statements and accompanying notes incorporated by reference in Item 8, consolidated financial statements.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under the caption “Financial Review” on pages 13 through 18 and under the captions “Capital Expenditure Program” and “Market Risk from Financial Instruments” on pages 10 and 11 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note D to the consolidated financial statements on pages 29 through 31 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Market Risk from Financial Instruments” on page 11 of the Company’s 2001 Annual Report to Stockholders is incorporated herein by this reference.

Item 8.        Consolidated Financial Statements

Pages 19 through 43 of the Company’s 2001 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors’ Report as listed in Item 14(a)1 below, are incorporated herein by this reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10.      Directors and Executive Officers of the Registrant

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2001 fiscal year

Executive Officers of the Company. See PART I under the caption “Executive Officers of the Company”.

Section 16(a) Beneficial Ownership. The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2002 Annual Meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2001 fiscal year.

Item 11.      Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2001 fiscal year. Information appearing under the captions “Report of the Compensation Committee; Report of the Section 162(m) Committee”; “Report of the Audit Committee” and “Stock Performance Graph” to be included in the Company’s 2002 Proxy Statement is not incorporated herein by this reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2001 fiscal year.

Item 13.      Certain Relationships and Related Transactions

Note K to the consolidated financial statements, included on page 38 of the Company’s 2001 Annual Report to Stockholders, is incorporated herein by this reference. The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2001 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

Consolidated Statements of Income for fiscal 2001, 2000, and 1999.

Consolidated Balance Sheets as of the end of fiscal 2001 and 2000.

Consolidated Statements of Cash Flows for fiscal 2001, 2000, and 1999.

Consolidated Statements of Stockholders’ Equity for fiscal 2001, 2000, and 1999.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

2.	Consolidated Financial Statement Schedules:

None required

3.	The following exhibits are filed as part of this report:

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 22, 1999, among Safeway Inc., SI Merger Sub, Inc. and Randall’s Food Markets Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K dated August 3, 1999).
Exhibit 2.2	Agreement and Plan of Merger dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarterly period ended September 12, 1998).
Exhibit 2.3	Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) to Registrant’s Schedule 14D-1 dated October 19, 1998), and Stockholders Agreement dated as of October 12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick’s Supermarkets, Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to Registrant’s Schedule 14D-1 dated October 19, 1998).
Exhibit 3.1	Restated Certificate of Incorporation of the Company and Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996) and Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 20, 1998).
Exhibit 3.2	Form of By-laws of the Company as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 9, 2000).

SAFEWAY INC. AND SUBSIDIARIES

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).
Exhibit 4(i).2	Registration Rights Agreement dated November 25, 1986 between the Company and certain limited partnerships (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388) and Amendment to the Registration Rights Agreement dated as of July 22, 1999 by and between the Company, certain limited partnerships and RFM Acquisition LLC (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84749).
Exhibit 4(i).3	Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company’s Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 to Registrant’s Form 10-K for the year ended January 3, 1998).
Exhibit 4(i).4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of Registrant’s Form 8-K dated September 16, 1992).
Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of a separate series of Safeway Inc.’s Medium-Term Notes entitled 10% Senior Notes due November 1, 2002, including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant’s Form 8-K dated November 5, 1992).
Exhibit 4(i).6	Form of Officers’ Certificate establishing the terms of a separate series of Safeway Inc.’s Medium-Term Notes entitled Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant’s Form 8-K dated June 1, 1993).
Exhibit 4(i).7	Common Stock Purchase Warrants to purchase shares of Safeway Inc. common stock (incorporated by reference to Exhibit 4(i).13 to Registrant’s Form 10-K for the year ended January 3, 1998) and Amendment to Safeway Inc. Common Stock Purchase Warrant dated as of January 29, 1999 (incorporated by reference to Exhibit A to Registrant’s Form 8-K dated February 11, 1999).
Exhibit 4(i).8	Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Alex. Brown Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; The Bank of Nova Scotia as Administrative Agent; Deutsche Bank AG New York Branch, The Chase Manhattan Bank, Bank of America, NA and Citicorp USA, Inc. as Co-Syndication Agents, US Bank National Association as Documentation Agent; the agents listed therein as Agents; and the lenders listed therein as Lenders. (incorporated by reference to Exhibit 4(i).1 of the Registrant’s Form 10-Q for the quarterly period ended June 16, 2001).
Exhibit 4(i).9	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated September 10, 1997).

SAFEWAY INC. AND SUBSIDIARIES

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit 4(i).10	Form of Officers’ Certificate establishing the terms of the Registrant’s 6.85% Senior Notes due 2004, the Registrant’s 7.00% Senior Notes due 2007 and the Company’s 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated September 10, 1997).
Exhibit 4(i).11	Form of Officers’ Certificate establishing the terms of the Registrant’s 5.75% Notes due 2000, 5.875% Notes due 2001, 6.05% Notes due 2003, and 6.50% Notes due 2008, including forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated November 9, 1998).
Exhibit 4(i).12	Form of Officers’ Certificate establishing terms of the Registrant’s 7.00% Notes due 2002, 7.25% Notes due 2004, and 7.5% Notes due 2004, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated September 14, 1999).
Exhibit 4(i).13	Form of Officers’ Certificate establishing terms of the Registrant’s 7.25% Debentures due 2031, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated January 31, 2001).
Exhibit 4(i).14	Form of Officers’ Certificate establishing terms of the Registrant’s 6.15% Notes due 2006 and 6.50% Notes due 2011, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated March 5, 2001).
Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.
Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 19, 1999).
Exhibit 10(iii).2*	Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant’s Form 10-K for the year ended December 28, 1991).
Exhibit 10(iii).3*	Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 28, 1991).
Exhibit 10(iii).4*	Amended and Restated 1997 Stock Purchase and Option Plan for Key Employees for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 to Randall’s Food Markets, Inc.’s Registration Statement on Form S-8 dated January 19, 1999).
Exhibit 10(iii).5*	Randall’s Food Markets, Inc. Stock Option Plan and Restricted Stock Plan (incorporated by reference to Exhibit 4.2 of Registration Statement 333-84749).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit 10(iii).6*	Amendment dated September 11, 1999 to the Randall’s Food Markets, Inc. Stock Option and Restricted Stock and the Amended and Restated 1997 Stock Purchase and Option Plan for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 of Registration Statement 333-84749).
Exhibit 10(iii).7*	The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.13 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).
Exhibit 10(iii).8*	The 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.12 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).
Exhibit 10(iii).9*	Form of Amendment to Stock Option Agreements under The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc., and the 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 4.5 to Registrant’s Registration on Form S-8 No. 333-67575 dated November 19, 1998).
Exhibit 10(iii).10*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 of Registrant’s Form 10-K for the year ended December 30, 2000).
Exhibit 10(iii).11*	Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant’s Form 10-K for the year ended January 2, 1998).
Exhibit 10(iii).12*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant’s Form 10-K for the year ended January 1, 1994).
Exhibit 10(iii).13*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of Registrant’s Form 10-K for the year ended December 31, 1994).
Exhibit 10(iii).14*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of Registrant’s Form 10-K for the year ended December 28, 1996).
Exhibit 10(iii).15*	The Vons Companies, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to The Vons Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).
Exhibit 10(iii).16*	The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to The Vons Companies, Inc. Proxy Statement for its May 17, 1990 Annual Meeting of Shareholders).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

Exhibit 10(iii).17*	Amendment, dated February 17, 1993, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.13.1 to The Vons Companies, Inc. Form 10-Q for the quarterly period ended March 28, 1993).
Exhibit 10(iii).18*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the Registrant’s Form 10-K for the year ended January 1, 2000).
Exhibit 10(iii).19*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the Registrant’s Form 10-K for the year ended January 1, 2000).
Exhibit 10(iii).20*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the Registrant’s Form 10-K for the year ended January 1, 2000).
Exhibit 10(iii).21*	Amendment, effective as of December 13, 1996, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.7.2 to The Vons Companies, Inc. Form 10-K for the fiscal year ended December 29, 1996).
Exhibit 10(iii).22*	Form of Amendments, dated April 8, 1997, to The Vons Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Registrant’s Form S-4 filed on March 5, 1997).
Exhibit 10(iii).23*	Employment Agreement made and entered into as of August 14, 2000 by and between Safeway Inc. and Vasant Prabhu. (incorporated by reference to Exhibit 10(iii).23 of Registrant’s Form 10-K for the year ended December 30, 2000).
Exhibit 11.1	Computation of Earnings per Share (incorporated by reference to page 40 of the Company’s 2001 Annual Report to Stockholders).
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 13.1	Registrant’s 2001 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8, Item 13 and Item 14 above).
Exhibit 21.1	Schedule of Subsidiaries.
Exhibit 23.1	Independent Auditors’ Consent.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

(b)	Reports on Form 8-K:

On October 1, 2001, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure.”

On November 5, 2001, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Steven A. Burd SAFEWAY INC. Steven A. Burd Chairman, President and Chief Executive Officer	Date: March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Vasant M. Prabhu Vasant M. Prabhu Executive Vice President and Chief Financial Officer Date: March 20, 2002	/s/ David F. Bond David F. Bond Senior Vice President Finance and Control Date: March 20, 2002

Director	Date

/s/ Steven A. Burd Steven A. Burd	March 20, 2002

/s/ James H. Green, Jr. James H. Green, Jr.	March 20, 2002

/s/ Paul Hazen Paul Hazen	March 20, 2002

/s/ Hector Ley Lopez Hector Ley Lopez	March 20, 2002

/s/ Robert I. MacDonnell Robert I. MacDonnell	March 20, 2002

/s/ Peter A. Magowan Peter A. Magowan	March 20, 2002

/s/ George R. Roberts George R. Roberts	March 20, 2002

/s/ Rebecca A. Stirn Rebecca A. Stirn	March 20, 2002

/s/ William Y. Tauscher William Y. Tauscher	March 20, 2002

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD
ENDED December 29, 2001

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 13.1	Registrant’s 2001 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8, Item 13 and Item 14 above).
Exhibit 21.1	Schedule of Subsidiaries.
Exhibit 23.1	Independent Auditors’ Consent.