Form 10-Q
period 2002-03-23
SAFEWAY INC
filed 2002-05-07
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2002

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-41

SAFEWAY INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3019135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Rd. Pleasanton, California	94588-3229
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (925) 467-3000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No . As of April 22, 2002, there were issued and outstanding 483.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 23,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and equivalents	$65.0	$68.5
Receivables	404.7	391.4
Merchandise inventories	2,499.0	2,576.8
Prepaid expenses and other current assets	255.5	275.1

Total current assets	3,224.2	3,311.8

Property	12,449.5	12,346.0
Less accumulated depreciation and amortization	(4,392.2)	(4,204.3)

Property, net	8,057.3	8,141.7
Goodwill	4,395.5	5,073.8
Prepaid pension costs	529.8	531.3
Investment in unconsolidated affiliates	247.6	242.2
Other assets	162.1	161.8

Total assets	$16,616.5	$17,462.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	March 23,	December 29,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$625.4	$642.6
Current obligations under capital leases	41.9	44.9
Accounts payable	1,572.9	1,952.0
Accrued salaries and wages	332.5	389.5
Other accrued liabilities	946.7	853.6

Total current liabilities	3,519.4	3,882.6

Long-term debt:
Notes and debentures	6,322.0	6,236.8
Obligations under capital leases	474.8	475.5

Total long-term debt	6,796.8	6,712.3
Deferred income taxes	482.7	498.1
Accrued claims and other liabilities	464.9	480.0

Total liabilities	11,263.8	11,573.0

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 571.5 and 570.8 shares outstanding	5.7	5.7
Additional paid-in capital	3,281.8	3,267.1
Accumulated other comprehensive loss	(73.7)	(79.3)
Retained earnings	4,747.8	5,115.7

	7,961.6	8,309.2
Less: Treasury stock at cost; 87.1 and 82.7 shares	(2,608.9)	(2,419.6)

Total stockholders’ equity	5,352.7	5,889.6

Total liabilities and stockholders’ equity	$16,616.5	$17,462.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended

	March 23,	March 24,
	2002	2001

Sales	$7,932.3	$7,666.1
Cost of goods sold	(5,445.2)	(5,323.5)

Gross profit	2,487.1	2,342.6
Operating and administrative expense	(1,875.6)	(1,732.0)
Goodwill amortization	—	(31.3)

Operating profit	611.5	579.3
Interest expense	(94.6)	(109.2)
Other income, net	9.0	9.4

Income before income taxes and cumulative effect of accounting change	525.9	479.5
Income taxes	(193.8)	(195.6)

Income before cumulative effect of accounting change	332.1	283.9
Cumulative effect of accounting change	(700.0)	—

Net (loss) income	$(367.9)	$283.9

Basic (loss) earnings per share:
Income before cumulative effect of accounting change	$0.68	$0.56
Cumulative effect of accounting change	(1.44)	—

Net (loss) income	$(0.76)	$0.56

Diluted (loss) earnings per share:
Income before cumulative effect of accounting change	$0.67	$0.55
Cumulative effect of accounting change	(1.41)	—

Net (loss) income	$(0.74)	$0.55

Weighted average shares outstanding — basic	486.7	504.8

Weighted average shares outstanding — diluted	495.0	516.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	12 Weeks Ended

	March 23,	March 24,
	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(367.9)	$283.9
Reconciliation to net cash flow from operating activities:
Cumulative effect of accounting change	700.0	—
Depreciation expense	197.9	179.2
Amortization expense	—	31.3
LIFO expense	2.3	2.3
Equity in undistributed earnings of unconsolidated affiliates, net	(6.0)	(5.9)
Net pension expense (income)	7.2	(6.3)
Gain on pension settlement	—	(9.3)
Gain on property retirements	(2.8)	(14.1)
Other	0.4	9.9
Change in working capital items:
Receivables and prepaid expenses	6.1	33.0
Inventories at FIFO cost	77.4	75.6
Payables and accruals	(329.7)	(307.7)

Net cash flow from operating activities	284.9	271.9

INVESTING ACTIVITIES
Cash paid for property additions	(191.6)	(278.2)
Net cash used to acquire Genuardi’s	—	(522.4)
Proceeds from sale of property	32.9	32.9
Other	(9.2)	(16.7)

Net cash flow used by investing activities	(167.9)	(784.4)

FINANCING ACTIVITIES
Additions to short-term borrowings	0.2	9.9
Payments on short-term borrowings	—	(98.4)
Additions to long-term borrowings	202.4	1,839.8
Payments on long-term borrowings	(151.7)	(1,252.8)
Purchase of treasury stock	(183.7)	—
Additions to deferred finance costs	—	(20.0)
Net proceeds from exercise of stock options	12.3	19.5
Other	—	(0.4)

Net cash flow (used by) from financing activities	(120.5)	497.6

Decrease in cash and equivalents	(3.5)	(14.9)
CASH AND EQUIVALENTS
Beginning of period	68.5	91.7

End of period	$65.0	$76.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 23, 2002 and March 24, 2001 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2001 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 23, 2002 are not necessarily indicative of the results expected for the full year.

Inventory

Cost of goods sold reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded LIFO expense of $2.3 million in the first quarter of 2002 and 2001. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Comprehensive Income

Comprehensive (loss) income consists primarily of net (loss) income, foreign currency translation adjustments and the effects of accounting for hedges under SFAS No. 133. Total comprehensive loss was $362.3 million for the first quarter of 2002 compared to total comprehensive income of $251.5 million for the first quarter of 2001.

NOTE B — NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. In the event goodwill results from a future acquisition by Safeway it will not be amortized.

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, guideline company and similar transaction method. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of operations. See Note C.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

NOTE C — GOODWILL

A summary of changes in Safeway’s goodwill during the first quarter of 2002 by reportable operating segment is as follows (in millions):

	Dec. 29, 2001	Adjustments		Impairment		March 23, 2002

U.S	$5,015.1	$21.3	(1)	$(700.0	)(2)	$4,336.4
Canada	58.7	0.4		—		59.1

Total	$5,073.8	$21.7		$(700.0)		$4,395.5

(1)	Primarily represents final purchase price allocation adjustments related to the Genuardi’s acquisition that was completed in first-quarter 2001.

(2)	Represents cumulative effect of adoption of SFAS No. 142.

Safeway’s adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of 2002. Goodwill amortization expense in the first quarter of 2001 was $31.3 million ($0.06 per diluted share). The following table adjusts net (loss) income and net (loss) income per share for the adoption of SFAS No. 142 (in millions):

	12 Weeks Ended

	March 23, 2002	March 24, 2001

Reported net (loss) income	$(367.9)	$283.9
Add back:
Goodwill amortization	—	31.3
Cumulative effect of accounting change	700.0	—

Adjusted net income	$332.1	$315.2

Basic (loss) earnings per share:
Reported net (loss) income	$(0.76)	$0.56
Add back:
Goodwill amortization	—	0.06
Cumulative effect of accounting change	1.44	—

Adjusted net income	$0.68	$0.62

Diluted (loss) earnings per share:
Reported net (loss) income	$(0.74)	$0.55
Add back:
Goodwill amortization	—	0.06
Cumulative effect of accounting change	1.41	—

Adjusted net income	$0.67	$0.61

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D — FINANCING

Notes and debentures were composed of the following at March 23, 2002 and December 29, 2001 (in millions):

	March 23, 2002		December 29, 2001

	Long-term	Current	Long-term	Current

Commercial paper	$1,811.8		$1,723.8
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
6.05% Senior Notes due 2003, unsecured	350.0		350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.00% Senior Notes due 2002, unsecured	—	$600.0	—	$600.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	400.0		400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	81.2		81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
10% Senior Notes due 2002, unsecured	—	6.1	—	6.1
Mortgage notes payable, secured	38.8	12.3	41.0	23.0
Other notes payable, unsecured	19.1	5.2	19.8	11.9
Medium-term notes, unsecured	16.5		16.5
Short-term bank borrowings, unsecured	6.1	1.8	6.0	1.6

	$6,322.0	$625.4	$6,236.8	$642.6

NOTE E — CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 38 and 39 of the 2001 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

In the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the defendants moved for immediate interlocutory review of the trial court’s decision denying the defendants’ motion for summary judgment. On April 16, 2002, the court denied the defendants’ motion. Discovery is continuing, and the trial is anticipated to begin in early 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway’s income before the cumulative effect of an accounting change was $332.1 million ($0.67 per share) for the first quarter ended March 23, 2002, compared to net income of $283.9 million ($0.55 per share) for the first quarter of 2001.

Safeway adopted SFAS No. 142 during the first quarter of 2002 and recorded an aggregate charge of $700 million for the cumulative effect of adopting this statement. The charge was an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. See Notes B and C to the condensed consolidated financial statements. Net loss after the cumulative effect of this accounting change was $367.9 million ($0.74 per share).

First-quarter sales increased 3.5% to $7.9 billion in 2002 from $7.7 billion in 2001, primarily because of new store openings and the Genuardi’s Family Markets, Inc. (“Genuardi’s”) acquisition. First-quarter comparable-store sales increased 0.6%, while identical-store sales (which exclude replacement stores) were flat.

Safeway’s continued improvement in shrink control, buying practices and private-label growth helped increase gross profit to 31.35% of sales in the first quarter of 2002 from 30.56% in the first quarter of 2001.

Operating and administrative expense increased to 23.65% of sales in the first quarter of 2002 from 23.00% in 2001. Pension expense, higher real estate occupancy costs and lower real estate gains contributed to a 106 point increase that was partially offset by a 41 basis point reduction due to the elimination of goodwill amortization.

Interest expense decreased from $109.2 million in the first quarter of 2001 to $94.6 million in the first quarter of 2002. This decrease is primarily due to lower interest rates in 2002 partially offset by higher average borrowings as a result of the repurchase of Safeway stock and the acquisition of Genuardi’s. The interest coverage ratio (EBITDA divided by interest expense) remains very strong at 8.61 times for the first quarter of 2002. EBITDA as a percentage of sales was 10.27% for the quarter.

Other income was $9.0 million in the first quarter of 2002 compared to $9.4 million in the first quarter of 2001. Other income consists primarily of net equity in earnings of Casa Ley, S.A. de C.V. and GroceryWorks Holdings, Inc. and interest income.

The income tax rate was 36.9% for the first quarter of 2002, down from 40.8% in the first quarter of 2001. The decrease was primarily due to the elimination of goodwill amortization. In addition, the tax rate improved from continued tax planning strategies and a change in foreign tax law.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets in a business combination. In the event goodwill results from a future acquisition by Safeway it will not be amortized.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow method, guideline company and similar transaction method. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of income. See Notes B and C.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

Liquidity and Financial Resources

Cash flow from operating activities was $284.9 million in the first quarter of 2002 compared to cash flow from operating activities of $271.9 million in the first quarter of 2001. This change is primarily due to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at March 23, 2002 was $307.1 million compared to $194.0 million at March 24, 2001.

Cash flow used by investing activities for the first quarter of the year was $167.9 million in 2002 compared to $784.4 million in 2001. The decrease in cash used is primarily due to the acquisition of Genuardi’s and higher capital expenditures in 2001.

Cash flow used by financing activities was $120.5 million in the first quarter of 2002 compared to cash provided of $497.6 million in 2001. The first quarter of 2001 includes the issuance of the debentures and commercial paper to help finance the acquisition of Genuardi’s in 2001.

Safeway repurchased 4.7 million shares of Safeway common stock at a total purchase price of $196 million in the first quarter of 2002. From initiation of the program in 1999 through the end of the first quarter of 2002, the Company has repurchased 41.5 million shares of common stock at a cost of $1.6 billion, leaving $900 available for repurchases under the current level authorized by the Company’s board of directors. The timing and volume of future purchases will depend on market conditions.

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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	12 Weeks Ended

	March 23, 2002	March 24, 2001

EBITDA:
Net (loss) income	$(367.9)	$283.9
Add (subtract):
Cumulative effect of accounting change	700.0	—
Income taxes	193.8	195.6
LIFO expense	2.3	2.3
Interest expense	94.6	109.2
Depreciation and amortization	197.9	210.5
Equity in earnings of unconsolidated affiliates, net	(6.0)	(5.9)

Total EBITDA	$814.7	$795.6

As a percent of sales	10.27%	10.38%

As a multiple of interest expense	8.61x	7.29x

Cash Flow:
Net cash flow from operating activities	$284.9	$271.9

Net cash flow used by investing activities	$(167.9)	$(784.4)

Net cash flow (used by) from financing activities	$(120.5)	$497.6

Based upon the current level of operations, Safeway believes that cash flow from operating activities and other sources of liquidity, including borrowings under Safeway’s commercial paper program and bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and bank credit agreement.

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, if Safeway’s rolling four-quarter EBITDA to interest ratio of 8.34 to 1 as of March 29, 2002 were to decline to 2.0 to 1, or if Safeway’s 2002 first-quarter-end debt to rolling four-quarter EBITDA ratio of 2.07 to 1 were to grow to 3.5 to 1, Safeway’s ability to borrow under the bank credit agreement would be impaired.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditure Program

During the first quarter of 2002, Safeway invested $247 million in capital expenditures (as defined on page 10 of the Company’s 2001 Annual Report to Stockholders). The Company opened 19 new stores and closed 10 stores. The Company expects to spend more than $2.1 billion in 2002 while opening 80 to 85 new stores and completing approximately 250 remodels.

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, acquisitions, share repurchases, improvements in operations, gross margin and costs, and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels; results of our programs to control or reduce costs; results of our programs to increase sales; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; opportunities or acquisitions that we pursue; the availability and terms of financing; and unfavorable legislative, regulatory or judicial developments. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 11 of the Company’s 2001 Annual Report to Stockholders.

SAFEWAY INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 38 and 39 of the 2001 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

In the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the defendants moved for immediate interlocutory review of the trial court’s decision denying the defendants’ motion for summary judgment. On April 16, 2002, the court denied the defendants’ motion. Discovery is continuing, and the trial is anticipated to begin in early 2003.

Item 6(a). Exhibits

Exhibit 11.1            Computation of Earnings Per Share.

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges.

Item 6(b). Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the first quarter of 2002.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2002	/s/ Steven A. Burd Steven A. Burd Chairman, President and Chief Executive Officer

Date: May 7, 2002	/s/ Vasant M. Prabhu Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED March 23, 2002

Exhibit 11.1            Computation of Earnings Per Share

Exhibit 12.1            Computation of Ratio of Earnings to Fixed Charges