Form 10-Q
period 2002-06-15
SAFEWAY INC
filed 2002-07-30
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2002

OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number 1 - 41

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of July 22, 2002 there were issued and outstanding 466.5 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

INDEX

		Page

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 15, 2002 and December 29, 2001	3

	Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended June 15, 2002 and June 16, 2001	5

	Condensed Consolidated Statements of Cash Flows for the 24 weeks ended June 15, 2002 and June 16, 2001	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 15,	December 29,
	2002	2001

ASSETS

Current assets:
Cash and equivalents	$50.5	$68.5
Receivables	397.8	391.4
Merchandise inventories	2,460.7	2,576.8
Prepaid expenses and other current assets	260.6	275.1

Total current assets	3,169.6	3,311.8

Property	12,721.2	12,346.0
Less accumulated depreciation and amortization	(4,478.8)	(4,204.3)

Property, net	8,242.4	8,141.7
Goodwill	4,396.4	5,073.8
Prepaid pension costs	524.0	531.3
Investment in unconsolidated affiliates	255.8	242.2
Other assets	162.8	161.8

Total assets	$16,751.0	$17,462.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	June 15,	December 29,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$638.8	$642.6
Current obligations under capital leases	39.4	44.9
Accounts payable	1,572.4	1,952.0
Accrued salaries and wages	392.2	389.5
Other accrued liabilities	1,081.2	853.6

Total current liabilities	3,724.0	3,882.6

Long-term debt:
Notes and debentures	6,073.2	6,236.8
Obligations under capital leases	510.8	475.5

Total long-term debt	6,584.0	6,712.3
Deferred income taxes	482.6	498.1
Accrued claims and other liabilities	479.7	480.0

Total liabilities	11,270.3	11,573.0

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 572.5 and 570.8 shares outstanding	5.7	5.7
Additional paid-in capital	3,300.8	3,267.1
Accumulated other comprehensive loss	(54.0)	(79.3)
Retained earnings	5,057.1	5,115.7

	8,309.6	8,309.2
Less: Treasury stock at cost; 92.0 and 82.7 shares	(2,828.9)	(2,419.6)

Total stockholders’ equity	5,480.7	5,889.6

Total liabilities and stockholders’ equity	$16,751.0	$17,462.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

	June 15,	June 16,	June 15,	June 16,
	2002	2001	2002	2001

Sales	$8,081.3	$7,986.2	$16,013.6	$15,652.3
Cost of goods sold	(5,528.6)	(5,497.7)	(10,973.8)	(10,821.2)

Gross profit	2,552.7	2,488.5	5,039.8	4,831.1
Operating and administrative expense	(1,907.1)	(1,809.3)	(3,782.7)	(3,541.3)
Restructuring charges	(58.9)	—	(58.9)	—
Goodwill amortization	—	(32.9)	—	(64.2)

Operating profit	586.7	646.3	1,198.2	1,225.6
Interest expense	(95.4)	(105.6)	(190.0)	(214.8)
Other income (expense), net	4.3	(21.6)	13.3	(12.2)

Income before income taxes and cumulative effect of accounting change	495.6	519.1	1,021.5	998.6
Income taxes	(186.3)	(211.8)	(380.1)	(407.4)

Income before cumulative effect of accounting change	309.3	307.3	641.4	591.2
Cumulative effect of accounting change	—	—	(700.0)	—

Net income (loss)	$309.3	$307.3	$(58.6)	$591.2

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.64	$0.61	$1.32	$1.17
Cumulative effect of accounting change	—	—	(1.44)	—

Net income (loss)	$0.64	$0.61	$(0.12)	$1.17

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.63	$0.59	$1.30	$1.14
Cumulative effect of accounting change	—	—	(1.42)	—

Net income (loss)	$0.63	$0.59	$(0.12)	$1.14

Weighted average shares outstanding — basic	481.9	505.7	484.3	505.2

Weighted average shares outstanding — diluted	489.6	516.5	492.3	516.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended

	June 15,	June 16,
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(58.6)	$591.2
Reconciliation to net cash flow from operating activities:
Cumulative effect of accounting change	700.0	—
Depreciation expense	398.8	362.0
Amortization expense	—	64.2
LIFO expense	2.3	4.6
Restructuring charges	58.9	—
GroceryWorks impairment charge	—	30.1
Equity in undistributed earnings of unconsolidated affiliates, net	(8.8)	(9.4)
Net pension expense (income)	13.8	(12.6)
Gain on pension settlement	—	(9.3)
Loss (gain) on property retirements	1.6	(21.2)
Other	10.5	7.4
Change in working capital items:
Receivables and prepaid expenses	8.8	(0.5)
Inventories at FIFO cost	122.0	157.8
Payables and accruals	(152.6)	(334.0)

Net cash flow from operating activities	1,096.7	830.3

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions	(536.7)	(679.6)
Proceeds from sale of property	40.0	97.1
Net cash used to acquire Genuardi’s	—	(522.4)
Other	(21.9)	(22.6)

Net cash flow used by investing activities	(518.6)	(1,127.5)

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings	0.4	24.9
Payments on short-term borrowings	(0.5)	(106.0)
Additions to long-term borrowings	262.9	1,846.4
Payments on long-term borrowings	(460.1)	(1,468.9)
Purchase of treasury stock	(421.9)	—
Additions to deferred finance costs	—	(20.0)
Net proceeds from exercise of stock options	23.0	32.3
Other	0.1	(0.7)

Net cash flow (used by) from financing activities	(596.1)	308.0

(Decrease) increase in cash and equivalents	(18.0)	10.8
CASH AND EQUIVALENTS
Beginning of period	68.5	91.7

End of period	$50.5	$102.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 15, 2002 and June 16, 2001 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2001 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 15, 2002 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 24 weeks of 2002 and $4.6 million during the first 24 weeks of 2001. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Other Income/Expense

Other expense for the 12 and 24 weeks ended June 16, 2001 includes a $30.1 million impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks to its estimated fair value.

Comprehensive Loss/Income

Comprehensive (loss) income consists primarily of net income and foreign currency translation adjustments. Total comprehensive loss was $33.4 million for the first 24 weeks of 2002 compared to total comprehensive income of $571.1 million for the first 24 weeks of 2001.

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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow, guideline company and similar transaction methods. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of operations. See Note C. Safeway will test goodwill for impairment again in 2002 at an annual impairment test date that has yet to be selected by the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

NOTE C — GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2002 by reportable operating segment is as follows (in millions):

	Dec. 29, 2001	Adjustments		Impairment		June 15, 2002

U.S	$5,015.1	$20.7	(1)	$(700.0	)(2)	$4,335.8
Canada	58.7	1.9	(3)	—		60.6

Total	$5,073.8	$22.6		$(700.0)		$4,396.4

(1)	Primarily represents final purchase price allocation adjustments related to the Genuardi's acquisition.

(2)	Represents cumulative effect of adoption of SFAS No. 142.

(3)	Represents foreign currency translation adjustments.

Safeway’s adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of 2002. Goodwill amortization expense in the second quarter of 2001 was $32.9 million ($0.06 per diluted share). Goodwill amortization for the first 24 weeks of 2001 was $64.2 million ($0.13 per diluted share). The following table adjusts net income (loss) and net income (loss) per share for the adoption of SFAS No. 142 (in millions):

	12 Weeks Ended		24 Weeks Ended

	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

Reported net income (loss)	$309.3	$307.3	$(58.6)	$591.2
Add back:
Goodwill amortization	—	32.9	—	64.2
Cumulative effect of accounting change	—	—	700.0	—

Adjusted net income	$309.3	$340.2	$641.4	$655.4

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	12 Weeks Ended		24 Weeks Ended

	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

Basic earnings (loss) per share:
Reported net income (loss)	$0.64	$0.61	$(0.12)	$1.17
Add back:
Goodwill amortization	—	0.06	—	0.13
Cumulative effect of accounting change	—	—	1.44	—

Adjusted net income	$0.64	$0.67	$1.32	$1.30

Diluted earnings (loss) per share:
Reported net income (loss)	$0.63	$0.59	$(0.12)	$1.14
Add back:
Goodwill amortization	—	0.07	—	0.13
Cumulative effect of accounting change	—	—	1.42	—

Adjusted net income	$0.63	$0.66	$1.30	$1.27

NOTE D — FINANCING

Notes and debentures were composed of the following at June 15, 2002 and December 29, 2001 (in millions):

	June 15, 2002		December 29, 2001

	Long-term	Current	Long-term	Current

Commercial paper	$1,582.9		$1,723.8
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
6.05% Senior Notes due 2003, unsecured	350.0		350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.00% Senior Notes due 2002, unsecured	—	$600.0	—	$600.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	400.0		400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	81.2		81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
10% Senior Notes due 2002, unsecured	—	6.1	—	6.1
Mortgage notes payable, secured	38.1	10.2	41.0	23.0
Other notes payable, unsecured	16.4	4.5	19.8	11.9
Medium-term notes, unsecured	—	16.5	16.5
Short-term bank borrowings, unsecured	6.1	1.5	6.0	1.6

	$6,073.2	$638.8	$6,236.8	$642.6

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E — RESTRUCTURING CHARGES

Safeway recorded restructuring charges totaling $58.9 million pre-tax in the second quarter of 2002 for costs associated with 10 announced store closures, for severance costs for 460 retail positions related to the centralization of marketing functions and for severance costs for 487 retail positions related to the restructuring of a 29-store labor contract. The revenue and net operating income associated with the 10 stores to be closed is not significant. Safeway has not made any cash payments related to these charges as of June 15, 2002 but expects these activities to be completed by the end of 2002. The following table presents the pre-tax charges recorded by category of expenditure (in millions):

	Impairment	Store Lease	Employee
	Write-Downs	Exit Costs	Severance	Total

12 weeks ended June 15, 2002	$12.5	$24.4	$22.0	$58.9

NOTE F — CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 38 and 39 of the 2001 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings, and except as described below.

In the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the Court certified the action as a class action on July 9, 2002. Trial is scheduled to begin in early 2003.

NOTE G — SUBSEQUENT EVENTS

On July 16, 2002, Safeway issued $480 million of 4.80% Senior Notes due in 2007. Proceeds from this issuance were used to repay borrowings under the Company’s commercial paper program.

On July 18, 2002, the Company filed a shelf registration with the Securities and Exchange Commission to sell, periodically, up to $2 billion in debt securities and common stock.

SAFEWAY INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway’s net income was $309.3 million ($0.63 per share) for the second quarter ended June 15, 2002, compared to $307.3 million ($0.59 per share) for the second quarter of 2001.

Second-quarter 2002 comparable-store sales decreased 0.4%, while identical store sales (which exclude replacement stores) fell 1.1%. Sales were impacted by continued softness in the economy, an increase in competitive activity, an overly aggressive shrink effort and disruptions associated with the centralization of buying and merchandising. Total sales increased 1.2% to $8.1 billion from $8.0 billion in the second quarter of 2001 primarily because of new store openings.

Gross profit increased to 31.59% of sales in the second quarter of 2002 from gross profit of 31.16% in the second quarter of 2001 due to continued improvements in shrink control, buying practices and private-label growth.

Operating and administrative expense increased to 23.60% of sales in the second quarter of 2002 from 23.07% in 2001. Higher real estate occupancy costs, pension expense and employee benefit costs contributed to a 94 basis point increase that was partially offset by a 41 basis point reduction due to the elimination of goodwill amortization under SFAS No. 142.

Safeway recorded an after-tax charge of $36.7 million ($0.08 per share) in the second quarter of 2002 consisting of charges associated with 10 announced store closures, severance costs related to the centralization of marketing functions and severance costs related to the restructuring of a 29-store labor contract. In addition, Safeway incurred transition costs related to the centralization effort of $4.4 million after-tax ($0.01 per share).

Interest expense declined to $95.4 million in the second quarter of 2002 compared to $105.6 million in the second quarter of 2001 due primarily to lower interest rates partially offset by higher average borrowings because of the repurchase of Safeway common stock. EBITDA (defined on page 13) as a percentage of sales was 9.76% for the quarter. The interest coverage ratio (EBITDA divided by interest expense) remains very strong at 8.27 times for the quarter. Safeway has reduced outstanding debt by $138 million since the beginning of 2002 while continuing to invest in capital expenditures and purchasing its common stock.

Other income was $4.3 million in the second quarter of 2002 compared to other expense of $21.6 million in 2001. Other expense in 2001 included an impairment charge of $30.1 million related to GroceryWorks.

For the first 24 weeks of 2002, net income before the cumulative effect of an accounting change was $641.4 million ($1.30 per share) on sales of $16.0 billion compared to net income of $591.2 million ($1.14 per share) on sales of $15.7 billion for the first 24 weeks of 2001. The gross profit margin increased to 31.47% in the first 24 weeks of 2002 from 30.87% in 2001. Operating and administrative expense increased to 23.62% of sales in the first 24 weeks of 2002 from 23.03% in the first 24 weeks of 2001. Results for the 24 weeks ended June 15, 2002 were the result of trends similar to those experienced for the 12 weeks ended June 15, 2002, which are discussed above. Net loss after the cumulative effect of an accounting change related to SFAS No. 142 was $58.6 million ($0.12 per share) for the first 24 weeks of 2002. See Notes B and C to the condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

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

The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow, guideline company and similar transaction methods. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of operations. See Note C. Safeway will test goodwill for impairment again in 2002 at an annual impairment test date that has yet to be selected by the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

Liquidity and Financial Resources

Cash flow from operating activities was $1,096.7 million in the first 24 weeks of 2002 compared to cash flow from operations of $830.3 million in the first 24 weeks of 2001. This change is due primarily to improved results of operations and changes in working capital. Working capital (excluding cash and debt) at June 15, 2002 was $73.3 million compared to $180.9 million at June 16, 2001.

Cash flow used by investing activities for the first 24 weeks of the year decreased to $518.6 million in 2002 compared to $1,127.5 million in 2001, due primarily to the Genuardi’s acquisition and higher cash capital expenditures in 2001.

Cash flow used by financing activities was $596.1 million in the first 24 weeks of 2002 primarily due to the purchase of Safeway common stock and the utilization of cash from operations to pay down debt. Cash flow provided by financing activities was $308.0 million in the first 24 weeks of 2001 primarily due to the issuance of the debentures and commercial paper to help finance the acquisition of Genuardi’s.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safeway repurchased 5.2 million shares of Safeway common stock at a total purchase price of $225 million in the second quarter of 2002. Safeway’s board of directors has increased the authorized level of the Company’s stock repurchase program to $3.5 billion from $2.5 billion. From initiation of the program in 1999 through the end of the second quarter of 2002, the Company has repurchased 46.7 million shares of common stock at a cost of $1.9 billion, leaving $1.6 billion available for repurchases under the new authorized level. The timing and volume of future purchases will depend on market conditions.

On July 16, 2002, Safeway issued $480 million of 4.80% Senior Notes due in 2007. Proceeds from this issuance were used to repay borrowings under the Company’s commercial paper program. On July 18, 2002, the Company filed a shelf registration with the Securities and Exchange Commission to sell, periodically, up to $2 billion in debt securities and common stock.

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

	12 Weeks Ended		24 Weeks Ended

(Dollars in millions)	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

EBITDA:
Net income (loss)	$309.3	$307.3	$(58.6)	$591.2
Add (subtract):
Cumulative effect of accounting change	—	—	700.0	—
Income taxes	186.3	211.8	380.1	407.4
LIFO expense	—	2.3	2.3	4.6
Interest expense	95.4	105.6	190.0	214.8
Depreciation expense	200.9	182.8	398.8	362.0
Goodwill amortization	—	32.9	—	64.2
GroceryWorks impairment charge	—	30.1	—	30.1
Equity in earnings of unconsolidated affiliates, net	(2.8)	(3.5)	(8.8)	(9.4)

Total EBITDA	$789.1	$869.3	$1,603.8	$1,664.9

As a percent of sales	9.76%	10.89%	10.02%	10.64%

As a multiple of interest expense	8.27x	8.23x	8.44x	7.75x

Cash Flow:
Net cash flow from operating activities	$811.8	$558.4	$1,096.7	$830.3

Net cash flow used by investing activities	$(350.7)	$(343.1)	$(518.6)	$(1,127.5)

Net cash flow (used by) from financing activities	$(475.6)	$(189.6)	$(596.1)	$308.0

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

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, if Safeway’s rolling four-quarter EBITDA to interest ratio of 8.35 to 1 as of June 15, 2002 were to decline to 2.0 to 1, or if Safeway’s 2002 second-quarter-end debt to rolling four-quarter EBITDA ratio of 2.06 to 1 were to grow to 3.5 to 1, Safeway’s ability to borrow under the bank credit agreement would be adversely affected.

Capital Expenditure Program

During the first 24 weeks of 2002, Safeway invested $669.5 million in capital expenditures and opened 35 new stores and closed 16 stores. The Company expects to spend more than $1.9 billion in 2002 while opening approximately 80 new stores and completing approximately 200 remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, same-store sales, capital expenditures, acquisitions, share repurchases, improvements in operations, gross margin and costs, shrink reduction efforts, centralization of operations, restructuring and transition charges, the valuation of goodwill and our investments in other companies and debt reductions and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “comfortable,” “guidance,” “management believes,” “the Company believes,” “the Company intends,” “we believe,” “we intend,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs including our ability to implement our programs to centralize buying and merchandising and realize savings from that program and the potential operating effects of implementing that program; results of our programs to reduce and control shrink; results of our programs to increase sales, including private-label sales and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of other companies in which we have investments, including GroceryWorks; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation, regulation or judicial developments; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

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

SAFEWAY INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 38 and 39 of the 2001 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings, and except as described below.

In the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the Court certified the action as a class action on July 9, 2002. Trial is scheduled to begin in early 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 16, 2002 at which the stockholders voted on proposals as follows:

		Votes Against
	Votes For	or Withheld	Votes Abstained	Broker Non-Votes

Proposal 1. Election of Directors:
Peter A. Magowan	391,428,387	10,709,488	N/A	N/A
George A. Roberts	304,750,691	97,387,184	N/A	N/A
Rebecca A. Stirn	390,169,882	11,967,993	N/A	N/A
Proposal 2. Ratification of appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2002	383,791,582	16,646,018	1,700,275	N/A
Proposal 3. Stockholder Proposal Requesting Stockholder Approval of “Poison Pills”	241,160,764	95,112,374	3,027,210	62,837,527
Proposal 4. Stockholder Proposal Concerning Audit Services	144,785,460	187,789,135	6,725,753	62,837,527
Proposal 5. Stockholder Proposal Concerning Board Independence	155,346,671	180,234,416	3,719,261	62,837,527
Proposal 6. Stockholder Proposal Concerning Long-Term Strategic Plan	19,998,604	313,208,852	6,092,892	62,837,527
Proposal 7. Stockholder Proposal Concerning Independence of the Board Compensation Committee	157,766,645	177,804,669	3,729,034	62,837,527

SAFEWAY INC. AND SUBSIDIARIES

Item 6(a). Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Item 6(b). Reports on Form 8-K

On June 12, 2002, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2002	/s/ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer

Date: July 30, 2002	/s/ Vasant M. Prabhu

Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED June 15, 2002

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges