Form 10-Q
period 2002-09-07
SAFEWAY INC
filed 2002-10-22
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 7, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]. As of October 11, 2002 there were issued and outstanding 441.1 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

INDEX

		Page

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 7, 2002 and December 29, 2001	3
	Condensed Consolidated Statements of Income for the 12 and 36 weeks ended September 7, 2002 and September 8, 2001	5
	Condensed Consolidated Statements of Cash Flows for the 36 weeks ended September 7, 2002 and September 8, 2001	6
	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 7,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and equivalents	$70.0	$68.5
Receivables	385.3	391.4
Merchandise inventories	2,527.1	2,576.8
Prepaid expenses and other current assets	248.3	275.1

Total current assets	3,230.7	3,311.8

Property	13,141.9	12,346.0
Less accumulated depreciation and amortization	(4,652.4)	(4,204.3)

Property, net	8,489.5	8,141.7
Goodwill	4,419.6	5,073.8
Prepaid pension costs	517.7	531.3
Investment in unconsolidated affiliates	213.7	242.2
Other assets	183.6	161.8

Total assets	$17,054.8	$17,462.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	September 7,	December 29,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$639.0	$642.6
Current obligations under capital leases	39.8	44.9
Accounts payable	1,688.8	1,952.0
Accrued salaries and wages	374.2	389.5
Income taxes payable	332.6	163.6
Other accrued liabilities	731.0	690.0

Total current liabilities	3,805.4	3,882.6

Long-term debt:
Notes and debentures	6,871.3	6,236.8
Obligations under capital leases	577.2	475.5

Total long-term debt	7,448.5	6,712.3
Deferred income taxes	497.7	498.1
Accrued claims and other liabilities	462.4	480.0

Total liabilities	12,214.0	11,573.0

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 572.6 and 570.8 shares outstanding	5.7	5.7
Additional paid-in capital	3,304.0	3,267.1
Accumulated other comprehensive loss	(62.8)	(79.3)
Retained earnings	5,338.4	5,115.7

	8,585.3	8,309.2
Less: Treasury stock at cost; 124.8 and 82.7 shares	(3,744.5)	(2,419.6)

Total stockholders’ equity	4,840.8	5,889.6

Total liabilities and stockholders’ equity	$17,054.8	$17,462.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended

	September 7,	September 8,	September 7,	September 8,
	2002	2001	2002	2001

Sales	$8,057.0	$7,962.3	$24,070.6	$23,614.6
Cost of goods sold	(5,584.7)	(5,498.0)	(16,558.5)	(16,319.2)

Gross profit	2,472.3	2,464.3	7,512.1	7,295.4
Operating and administrative expense	(1,927.2)	(1,833.0)	(5,709.9)	(5,374.3)
Restructuring charges	—	—	(58.9)	—
Goodwill amortization	—	(32.7)	—	(96.9)

Operating profit	545.1	598.6	1,743.3	1,824.2
Interest expense	(101.5)	(101.2)	(291.5)	(316.1)
Other income (expense), net	5.1	8.4	18.4	(3.8)

Income before income taxes and cumulative effect of accounting change	448.7	505.8	1,470.2	1,504.3
Income taxes	(167.4)	(196.6)	(547.5)	(604.0)

Income before cumulative effect of accounting change	281.3	309.2	922.7	900.3
Cumulative effect of accounting change	—	—	(700.0)	—

Net income	$281.3	$309.2	$222.7	$900.3

Basic earnings per share:
Income before cumulative effect of accounting change	$0.60	$0.61	$1.93	$1.78
Cumulative effect of accounting change	—	—	(1.46)	—

Net income	$0.60	$0.61	$0.47	$1.78

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.60	$0.60	$1.90	$1.75
Cumulative effect of accounting change	—	—	(1.44)	—

Net income	$0.60	$0.60	$0.46	$1.75

Weighted average shares outstanding — basic	465.7	505.8	478.3	505.4

Weighted average shares outstanding — diluted	471.4	515.2	485.5	515.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	36 Weeks Ended

	September 7,	September 8,
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$222.7	$900.3
Reconciliation to net cash flow from operating activities:
Cumulative effect of accounting change	700.0	—
Depreciation expense	603.3	555.2
Amortization expense	—	96.9
LIFO expense	2.3	6.9
GroceryWorks impairment charge	—	30.1
Equity in undistributed earnings of unconsolidated affiliates, net	(9.9)	(15.3)
Net pension expense (income)	21.2	(18.3)
Gain on pension settlement	—	(9.3)
Gain on property retirements	(6.2)	(22.3)
Loss on property retirements related to restructuring	36.9	—
Other	9.8	5.7
Change in working capital items:
Receivables and prepaid expenses	24.1	46.1
Inventories at FIFO cost	52.3	108.1
Payables and accruals	(83.0)	13.2

Net cash flow from operating activities	1,573.5	1,697.3

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for property additions	(931.4)	(1,056.2)
Proceeds from sale of property	72.1	123.1
Net cash used to acquire Genuardi’s	—	(523.0)
Other	(31.2)	(36.6)

Net cash flow used by investing activities	(890.5)	(1,492.7)

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term borrowings	0.9	32.9
Payments on short-term borrowings	(0.5)	(121.5)
Additions to long-term borrowings	1,909.6	1,972.4
Payments on long-term borrowings	(1,318.4)	(2,079.3)
Purchase of treasury stock	(1,288.4)	(49.3)
Additions to deferred finance costs	(11.6)	(22.3)
Net proceeds from exercise of stock options	27.0	40.1
Other	(0.1)	(0.3)

Net cash flow used by financing activities	(681.5)	(227.3)

Increase (decrease) in cash and equivalents	1.5	(22.7)
CASH AND EQUIVALENTS
Beginning of period	68.5	91.7

End of period	$70.0	$69.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 7, 2002 and September 8, 2001 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2001 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 7, 2002 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 36 weeks of 2002 and $6.9 million during the first 36 weeks of 2001. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Investment in GroceryWorks

During the third quarter Safeway invested $5.9 million in GroceryWorks bringing Safeway’s ownership interest in GroceryWorks to 52.5%. Therefore, Safeway changed its method of accounting for its investment in GroceryWorks from the equity method to consolidation beginning in the third quarter of 2002. This change in accounting has no effect on reported earnings.

Other Income/Expense

Other expense for the 36 weeks ended September 8, 2001 includes a $30.1 million impairment charge to reduce the carrying amount of Safeway’s investment in GroceryWorks to its estimated fair value.

Comprehensive Income

Comprehensive income consists primarily of net income and foreign currency translation adjustments. Total comprehensive income was $239.2 million for the first 36 weeks of 2002 compared to total comprehensive income of $861.7 million for the first 36 weeks of 2001.

NOTE B — NEW ACCOUNTING STANDARDS

SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow, guideline company and similar transaction methods. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of operations (See Note C). Safeway will test goodwill for impairment again in the fourth quarter of 2002. Since December 30, 2001, when Safeway initially tested its goodwill for impairment, the market capitalization of many retail grocery companies, including Safeway, has declined significantly. The effects of these external market factors may result in additional goodwill impairment.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs, including store closures. SFAS No. 146 replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 during the third quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

NOTE C — GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2002 by reportable operating segment is as follows (in millions):

	Dec. 29, 2001	Adjustments		Impairment		Sept. 7, 2002

U.S	$5,015.1	$44.5	(1)	$(700.0	)(2)	$4,359.6
Canada	58.7	1.3	(3)	—		60.0

Total	$5,073.8	$45.8		$(700.0)		$4,419.6

(1)	Primarily represents a reclass in connection with the consolidation of GroceryWorks in the third quarter of 2002 and final purchase price allocation adjustments related to the Genuardi’s acquisition.

(2)	Represents cumulative effect of adoption of SFAS No. 142.

(3)	Represents foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safeway’s adoption of SFAS No. 142 eliminated the amortization of goodwill beginning in the first quarter of 2002. The following table adjusts net income and net income per share for the adoption of SFAS No. 142 (in millions):

	12 Weeks Ended		36 Weeks Ended

	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001

Reported net income	$281.3	$309.2	$222.7	$900.3
Add back:
Goodwill amortization	—	32.7	—	96.9
Cumulative effect of accounting change	—	—	700.0	—

Adjusted net income	$281.3	$341.9	$922.7	$997.2

Basic earnings per share:
Reported net income	$0.60	$0.61	$0.47	$1.78
Add back:
Goodwill amortization	—	0.07	—	0.19
Cumulative effect of accounting change	—	—	1.46	—

Adjusted net income	$0.60	$0.68	$1.93	$1.97

Diluted earnings per share:
Reported net income	$0.60	$0.60	$0.46	$1.75
Add back:
Goodwill amortization	—	0.06	—	0.18
Cumulative effect of accounting change	—	—	1.44	—

Adjusted net income	$0.60	$0.66	$1.90	$1.93

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE D — FINANCING

Notes and debentures were composed of the following at September 7, 2002 and December 29, 2001 (in millions):

	September 7, 2002		December 29, 2001

	Long-term	Current	Long-term	Current

Commercial paper	$876.9		$1,723.8
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
3.80% Senior Notes due 2005, unsecured	225.0		—
4.80% Senior Notes due 2007, unsecured	480.0		—
5.80% Senior Notes due 2012, unsecured	800.0		—
6.05% Senior Notes due 2003, unsecured	350.0		350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.00% Senior Notes due 2002, unsecured	—	$600.0	—	$600.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	400.0		400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	81.2		81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
10% Senior Notes due 2002, unsecured	—	6.1	—	6.1
Mortgage notes payable, secured	37.5	9.0	41.0	23.0
Other notes payable, unsecured	16.3	5.4	19.8	11.9
Medium-term notes, unsecured	—	16.5	16.5
Short-term bank borrowings, unsecured	5.9	2.0	6.0	1.6

	$6,871.3	$639.0	$6,236.8	$642.6

NOTE E — RESTRUCTURING CHARGES

Safeway recorded restructuring charges totaling $58.9 million pre-tax in the second quarter of 2002 for costs associated with 10 announced store closures, for severance costs for 460 administrative positions related to the centralization of marketing functions and for severance costs for 487 retail positions related to the restructuring of a 29-store labor contract. The revenue and net operating income associated with the 10 stores to be closed was not significant. Safeway expects these activities to be completed by the end of 2002. The following table presents the pre-tax charges recorded by category of expenditure (in millions):

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Impairment	Store Lease	Employee
	Write-Downs(1)	Exit Costs(1)	Severance

Balance, June 15, 2002	$13.9	$23.0	$22.0

Cash disbursements		—	(9.1)
Adjustments		—	(0.8)

Balance, September 7, 2002		$23.0	$12.1

(1)	All 10 announced stores were closed during the third quarter of 2002.

NOTE F — FURR’S AND HOMELAND CHARGE

In 2001, Safeway recorded a pre-tax charge to earnings of $42.7 million to recognize estimated lease liabilities associated with the bankruptcies of Furr’s Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”). During the first 36 weeks of 2002 Safeway reduced the accrual by $8.4 million for cash expenditures. In addition, Homeland emerged from bankruptcy during the third quarter of 2002 and, based on the resolution of various leases, Safeway reversed $5.2 million of the accrual, leaving a balance of $29.1 million as of September 7, 2002.

NOTE G — CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 38 and 39 of the 2001 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings.

NOTE H — SUBSEQUENT EVENTS

Casa Ley has informed Safeway that it has discovered discrepancies in physical inventory counts of certain of its stores. Casa Ley has advised Safeway that it has taken steps to improve its inventory control procedures and is conducting a company-wide physical inventory which it expects to complete in the fourth quarter of 2002. The amount of any inventory adjustment cannot be estimated until the physical inventory counts are completed. Safeway has a 49% equity interest in Casa Ley and will reflect in its income statement 49% of any adjustment to Casa Ley’s inventory. However, Safeway does not expect any adjustment to Casa Ley’s inventory to be material to Safeway’s financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway’s net income was $281.3 million ($0.60 per share) for the third quarter ended September 7, 2002, compared to $309.2 million ($0.60 per share) for the third quarter of 2001.

Third-quarter 2002 comparable-store sales decreased 0.7%, while identical store sales (which exclude replacement stores) fell 1.4%. Sales were impacted by continued softness in the economy and competitive factors. Total sales increased to $8.1 billion from $8.0 billion in the third quarter of 2001 primarily due to new store openings.

Gross profit decreased 26 basis points to 30.69% of sales in the third quarter of 2002 from gross profit of 30.95% in the third quarter of 2001 as cost savings were reinvested in pricing and promotion.

Operating and administrative expense increased 90 basis points to 23.92% of sales in the third quarter of 2002 compared to operating and administrative expense of 23.02% in the third quarter of 2001 primarily due to higher employee benefit costs, higher real estate occupancy costs and pension expense.

Interest expense remained relatively flat at $101.5 million in the third quarter of 2002 compared to $101.2 million in the third quarter of 2001 as lower interest rates were offset by higher average borrowings resulting from the repurchase of Safeway stock. EBITDA (defined on page 13) as a percentage of sales was 9.35% for the quarter and 9.92% over the last 52 weeks. The interest coverage ratio (EBITDA divided by interest expense) remains very strong at 7.4 times for the quarter and 8.2 times for the last 52 weeks.

For the first 36 weeks of 2002, net income before the cumulative effect of an accounting change was $922.7 million ($1.90 per share) compared to net income of $900.3 million ($1.75 per share) for the first 36 weeks of 2001. Sales in the first 36 weeks of 2002 increased 1.9% to $24.1 billion from sales of $23.6 billion in the first 36 weeks of 2001. Sales were adversely impacted by continued softness in the economy, competitive factors, an overly aggressive shrink effort and disruptions associated with centralization of buying and merchandising. The gross profit margin increased to 31.21% in the first 36 weeks of 2002 from 30.89% in 2001 due to continued improvements in shrink control, buying practices and private-label growth. Operating and administrative expense increased to 23.72% of sales in the first 36 weeks of 2002 from 22.76% in the first 36 weeks of 2001 due to higher real estate occupancy costs, pension expense and higher employee benefit costs. Safeway recorded an after-tax restructuring charge of $36.7 million ($0.08 per share) in the second quarter of 2002 consisting of charges associated with 10 announced store closures, severance costs related to the centralization of marketing functions and severance costs related to the restructuring of a 29-store labor contract. Other expense for the first 36 weeks of 2001 included an impairment charge of $30.1 million related to GroceryWorks. Net income after the cumulative effect of an accounting change related to SFAS No. 142 was $222.7 million ($0.46 per share) for the first 36 weeks of 2002. See New Accounting Pronouncements below and Notes B and C to the condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fourth Quarter 2002

Casa Ley has informed Safeway that it has discovered discrepancies in physical inventory counts of certain of its stores. Casa Ley has advised Safeway that it has taken steps to improve its inventory control procedures and is conducting a company-wide physical inventory which it expects to complete in the fourth quarter of 2002. The amount of any inventory adjustment cannot be estimated until the physical inventory counts are completed. Safeway has a 49% equity interest in Casa Ley and will reflect in its income statement 49% of any adjustment to Casa Ley’s inventory. However, Safeway does not expect any adjustment to Casa Ley’s inventory to be material to Safeway’s financial statements.

New Accounting Pronouncements

SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

The Company adopted SFAS No. 142 on December 30, 2001. Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment as of December 30, 2001. Each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow, guideline company and similar transaction methods. As a result of the Company’s impairment test, the Company recorded an impairment loss to reduce the carrying value of goodwill at Dominick’s by $589 million and Randall’s by $111 million to its implied fair value. Impairment in both cases was due to a combination of factors including acquisition price, post-acquisition capital expenditures and operating performance. In accordance with SFAS No. 142, the impairment charge was reflected as a cumulative effect of accounting change in the Company’s first-quarter 2002 statement of operations. See Note C. Safeway will test goodwill for impairment again in the fourth quarter of 2002. Since December 30, 2001, when Safeway initially tested its goodwill for impairment, the market capitalization of many retail grocery companies, including Safeway, has declined significantly. The effects of these external market factors may result in additional goodwill impairment.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 and APB No. 30, became effective for Safeway in the first quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs, including store closures. SFAS No. 146 replaces previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized. The Company early adopted the provisions of SFAS No. 146 during the third quarter of 2002. Adoption of this standard did not have a material effect on the Company’s financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Cash flow from operating activities was $1,573.5 million in the first 36 weeks of 2002 compared to cash flow from operations of $1,697.3 million in the first 36 weeks of 2001. This change is due primarily to changes in working capital. Working capital (excluding cash and debt) at September 7, 2002 was $34.1 million compared to a deficit of $145.5 million at September 8, 2001.

Cash flow used by investing activities for the first 36 weeks of the year decreased to $890.5 million in 2002 compared to $1,492.7 million in 2001. Cash flow used by investing activities was greater in 2001 because of the Genuardi’s acquisition and higher cash capital expenditures.

Cash flow used by financing activities was $681.5 million in the first 36 weeks of 2002 primarily due to the purchase of Safeway common stock, partially offset by additional borrowings to fund part of the purchases. Cash flow used by financing activities was $227.3 million in the first 36 weeks of 2001 primarily due to the issuance of debentures and commercial paper to help finance the acquisition of Genuardi’s, partially offset by the utilization of cash from operations to pay down debt.

The Company repurchased 32.9 million shares of Safeway’s common stock at a total purchase price of $918 million during the third quarter of 2002. From initiation of the program in 1999 through the end of the third quarter of 2002, Safeway has repurchased 79.7 million shares of common stock at a total purchase price of $2.8 billion leaving $0.7 billion available for repurchases under the current level authorized by the company’s board of directors. The timing and volume of future repurchases will depend on market conditions.

On July 16, 2002, Safeway issued $480 million of 4.80% Senior Notes due in 2007. Proceeds from this issuance were used to repay borrowings under the Company’s commercial paper program. On July 18, 2002, the Company filed a shelf registration with the Securities and Exchange Commission to sell, periodically, up to $2 billion in debt securities and common stock. On August 12, 2002, Safeway issued $225 million of 3.80% Senior Notes due in 2005 and $800 million of 5.80% Senior Notes due in 2012. Proceeds from these issuances were used to repay borrowings under the Company’s commercial paper program.

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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	12 Weeks Ended				36 Weeks Ended

	Sept. 7, 2002		Sept. 8, 2001		Sept. 7, 2002		Sept. 8, 2001

EBITDA:
Net income	$281.3		$309.2		$222.7		$900.3
Add (subtract):
Cumulative effect of accounting change	—		—		700.0		—
Income taxes	167.4		196.6		547.5		604.0
LIFO expense	—		2.3		2.3		6.9
Interest expense	101.5		101.2		291.5		316.1
Depreciation expense	204.5		193.2		603.3		555.2
Goodwill amortization	—		32.7		—		96.9
GroceryWorks impairment charge	—		—		—		30.1
Equity in earnings of unconsolidated affiliates, net	(1.1)		(5.9)		(9.9)		(15.3)

Total EBITDA	$753.6		$829.3		$2,357.4		$2,494.2

As a percent of sales	9.35%		10.41%		9.79%		10.56%

As a multiple of interest expense	7.43	x	8.19	x	8.09	x	7.89	x

Cash Flow:
Net cash flow from operating activities	$476.8		$867.0		$1,573.5		$1,697.3

Net cash flow used by investing activities	$(371.9)		$(365.2)		$(890.5)		$(1,492.7)

Net cash flow used by financing activities	$(85.4)		$(535.3)		$(681.5)		$(227.3)

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

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, if Safeway’s rolling four-quarter EBITDA to interest ratio of 8.17 to 1 as of September 7, 2002 were to decline to 2.0 to 1, or if Safeway’s 2002 third-quarter-end debt to rolling four-quarter EBITDA ratio of 2.36 to 1 were to grow to 3.5 to 1, Safeway’s ability to borrow under the bank credit agreement would be adversely affected.

Capital Expenditure Program

During the first 36 weeks of 2002, Safeway invested approximately $1.2 billion in capital expenditures ($0.9 billion in cash) and opened 55 new stores and closed 35 stores. The Company expects to spend approximately $1.9 billion ($1.6 billion in cash) in 2002 while opening 75 to 80 new stores and completing approximately 200 remodels.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, same-store sales, capital expenditures, acquisitions, share repurchases, improvements in operations, gross margin and costs, shrink reduction efforts, centralization of operations, restructuring and transition charges, the valuation of goodwill, investments in other companies, debt reductions and inventory adjustments at Casa Ley and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “comfortable,” “guidance,” “management believes,” the Company believes,” “the Company intends,” “we believe,” “we intend,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs including our ability to implement our programs to centralize buying and merchandising and realize savings from that program and the potential operating effects of implementing that program; results of our programs to reduce and control shrink; results of our programs to increase sales, including private-label sales and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of other companies in which we have investments, including GroceryWorks and the amount of any inventory adjustments at Casa Ley; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation, regulation or judicial developments; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

SAFEWAY INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 11 of the Company’s 2001 Annual Report to Stockholders.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6(b). Reports on Form 8-K

On August 21, 2002, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure.”

On August 14, 2002, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure.”

On August 13, 2002, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

On July 16, 2002, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2002	/s/ Steven A. Burd Steven A. Burd Chairman, President and Chief Executive Officer

Date: October 17, 2002	/s/ Vasant M. Prabhu Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Certifications

I, Steven A. Burd, Chairman, President and Chief Executive Officer of Safeway Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Safeway Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002	/s/ Steven A. Burd Steven A. Burd Chairman, President and Chief Executive Officer

SAFEWAY INC. AND SUBSIDIARIES

Certifications

I, Vasant M. Prabhu, Chief Financial Officer of Safeway Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Safeway Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ Vasant M. Prabhu Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED September 7, 2002

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges