Form 10-K
period 2002-12-31
SAFEWAY INC
filed 2003-03-27
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 28, 2002

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

NONE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ] No  [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ] .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [ X ]  No  [   ].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked for price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of Registrant as of June 15, 2002 was approximately $8.3 billion.

As of March 14, 2003, there were issued and outstanding 441.3 million shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description	10-K Part

2002 Annual Report to Stockholders	I, II, III, IV

Proxy Statement for Annual Meeting of Stockholders to be held May 15, 2003, to be filed within 120 days after the end of the fiscal year ended December 28, 2002	III

SAFEWAY INC. AND SUBSIDIARIES

PART I

Item 1. Business and Item 2. Properties

General:

Information appearing on pages 13 through 15 of the 2002 Annual Report to Stockholders of Safeway Inc. (“Safeway” or the “Company”) is incorporated herein by this reference.

Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

In November 2002, Safeway announced its decision to sell the Company’s Dominick’s division, which consists of 113 stores, and to exit the Chicago market. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dominick’s operations are considered components of an entity which requires the Company to present the planned disposition as a discontinued operation. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements, and Dominick’s information is excluded from the accompanying notes to the consolidated financial statements and the rest of the statistical and financial information included or incorporated by reference herein, unless otherwise noted.

Safeway’s corporate website is located at www.safeway.com. You may access our SEC filings free of charge at our corporate website promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on the Company’s website to be part of this document.

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Capital Expenditures:

Information appearing under the caption “Capital Expenditure Program” on pages 14 and 15 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference.

Safeway stores opened, remodels completed, acquired stores and stores closed or sold during the last five years were as follows:

	Total
	Five
	Years	2002	2001	2000	1999	1998

Stores opened:
New locations	197	49	55	40	26	27
Replacements	138	22	36	30	32	18

	335	71	91	70	58	45

Remodels completed: (Note A)
Expansions	153	33	31	28	33	28
“Four-Wall” remodels	979	158	200	208	207	206

	1,132	191	231	236	240	234

Genuardi’s stores acquired	39	—	39	—	—	—
Randall’s stores acquired	117	—	—	—	117	—
Carrs stores acquired	32	—	—	—	32	—
Stores closed or sold	196	32	44	45	45	30
Total stores at year-end		1,695	1,656	1,570	1,545	1,383

Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

Financial Information About Industry Segments:

Note O to the consolidated financial statements, included on page 47 of the Company’s 2002 Annual Report to Stockholders, is incorporated herein by this reference.

Trademarks:

Safeway has invested significantly in the development and protection of the “Safeway” name. The right to use the “Safeway” name is considered to be an important asset. Safeway also owns approximately 400 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Lucerne and Mrs. Wright’s, and the marks Pak n’ Save Foods, Vons, Pavilions, Carrs, Randalls, Tom Thumb and Genuardi’s Family Markets. Each trademark registration is for an initial period of 10 or 20 years and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Canada Safeway has also registered certain of its trademarks in Canada.

SAFEWAY INC. AND SUBSIDIARIES

Working Capital:

At year-end 2002, working capital was composed of $4.3 billion of current assets and $3.9 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition:

Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway’s stores vary by market area. The principal competitive factors that affect the Company’s business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional, and national food chains, as well as independent food stores and markets, comprise the Company’s principal competition. Safeway also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of the Company’s markets.

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

Employees:

At year-end 2002, Safeway had more than 172,000 full and part-time employees. Approximately 76% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 12 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2003, collective bargaining agreements covering employees in the Company’s stores in Arizona, Washington, Oregon, Southern California and British Columbia come up for renewal.

SAFEWAY INC. AND SUBSIDIARIES

Other Labor Matters:

Employees of companies that operate certain of the Company’s distribution centers in northern California, Maryland and Vancouver, British Columbia are covered by collective bargaining agreements. During the fourth quarter of 2000, Summit Logistics, a company that operates the Company’s northern California distribution center, was engaged in a 47-day strike which had an adverse effect on sales, product costs and distribution expenses at 246 Safeway stores in northern California, Nevada and Hawaii. In 2002, Safeway settled a dispute with Summit over certain of these distribution expenses without a material impact to the Company’s consolidated financial statements. Safeway estimates that the overall cost of the strike reduced 2000 net income by approximately $113.8 million ($0.13 per share). Additional information concerning the strike is set forth under the caption “Financial Review” on page 19 of the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

During the last three years, there have been no other significant work stoppages affecting the employees of the Company or the operators of the Company’s distribution centers.

Financial Information About Foreign and Domestic Operations and Export Sales:

Note O to the consolidated financial statements, included on page 47 of the Company’s 2002 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.

Item 3. Legal Proceedings

Information about legal proceedings appearing under the captions “Legal Matters” and “Furr’s and Homeland Charge” as reported in Note M to the consolidated financial statements on pages 45 and 46 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company’s common stock appears in Note Q to the consolidated financial statements on page 49 of the Company’s 2002 Annual Report to Stockholders and is incorporated herein by this reference. There were 21,206 stockholders of record as of March 14, 2003; however, approximately 97% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $18.20 at the close of business on March 14, 2003.

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 2002 and has no current plans for dividend payments.

SAFEWAY INC. AND SUBSIDIARIES

During the 2002 fiscal year, 402,039 shares of Safeway common stock were sold to participants under the Safeway 401(k) Savings Plan (formerly named “The Vons Companies, Inc. 401(k) Savings Plan”) for an aggregate price of $12.6 million. These shares were purchased by the Plan’s trustee on the open market. Such shares, and interests in the Plan, were not registered under the Securities Act. The Plan covers only those employees of The Vons Companies, Inc. who were eligible to participate as of July 1, 1998.

Item 6. Selected Financial Data

The “Five-Year Summary Financial Information” included on pages 16 and 17 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company’s consolidated financial statements and accompanying notes incorporated by reference in Item 8, consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under the caption “Financial Review” on pages 18 through 24 and under the captions “Capital Expenditure Program” and “Market Risk from Financial Instruments” on pages 14 and 15 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note E to the consolidated financial statements on pages 37 through 38 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Market Risk from Financial Instruments” on page 15 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by this reference.

Item 8. Consolidated Financial Statements

Pages 25 through 51 of the Company’s 2002 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors’ Report as listed in Item 14(a)1 below, are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Company. The names and ages of the current executive officers of the Company and their positions as of March 14, 2003, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

		Year First Elected
Name and all Positions with the Company
Held at March 14, 2003	Age	Officer	Present Office

Steven A. Burd Chairman, President and Chief Executive Officer	53	1992	1993

Bruce L. Everette (1) Executive Vice President	51	1991	2001

Vasant M. Prabhu (2) Executive Vice President and Chief Financial Officer	43	2000	2000

Larree M. Renda Executive Vice President Retail Operations, Human Resources, Public Affairs, Labor and Government Relations, Reengineering and Communications	44	1991	1999

David F. Bond (3) Senior Vice President Finance and Control	49	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	50	1994	1994

Dick W. Gonzales (4) Senior Vice President Human Resources	56	1998	1998

Robert A. Gordon (5) Senior Vice President and General Counsel	51	2000	2000

Rojon D. Hasker (6) Senior Vice President Marketing and Merchandising	46	2000	2002

Lawrence V. Jackson (7) Senior Vice President Supply Operations	49	1997	1997

Melissa C. Plaisance Senior Vice President Finance and Investor Relations	43	1993	1995

Kenneth M. Shachmut Senior Vice President Corporate Reengineering and Market Analysis	54	1994	1999

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Company (continued)

		Year First Elected
Name and all Positions with the Company
Held at March 14, 2003	Age	Officer	Present Office

David R. Stern (8) Senior Vice President Financial Planning and Business Development	48	1994	2002

Donald P. Wright Senior Vice President Real Estate and Engineering	50	1991	1991

(1)	Mr. Everette held the positions of President, Northern California Division, and Division Manager, Northern California Division, at Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.

(2)	Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from 1998 to 2000, Chief Financial Officer of Pepsi-Cola International, a division of PepsiCo, Inc. from 1997 to 1998 and Senior Vice President, Finance and Chief Financial Officer of PepsiCo Restaurants International, a division of PepsiCo, Inc. from 1996 to 1997.

(3)	Mr. Bond was previously a partner at the accounting firm of Deloitte & Touche LLP.

(4)	Mr. Gonzales held the positions of Group Vice President, Human Resources, and Senior Vice President, Human Resources, at The Vons Companies, Inc. from 1993 to 1998.

(5)	Mr. Gordon was previously a partner in the law firm of Pillsbury Winthrop LLP.

(6)	Ms. Hasker held the position of Retail Operations Manager in the Phoenix Division of Safeway Inc. from 1997 to 2000. She was named Vice President and Marketing Operations Manager of the Phoenix Division in January 2000 and later that year, she was promoted to Phoenix Division President.

(7)	Mr. Jackson was previously the Senior Vice President, Worldwide Operations of PepsiCo Food Systems, a division of PepsiCo, Inc., from 1995 to 1997.

(8)	Mr. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway Inc. from December 19, 1994 until his election as Senior Vice President in April 2002.

Audit Committee Financial Expert. This information is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year.

Section 16(a) Beneficial Ownership. The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year. Information appearing under the captions “Report of the Compensation Committee; Report of the Section 162(m) Committee”; “Report of the Audit Committee” and “Stock Performance Graph” to be included in the Company’s 2003 Proxy Statement is not incorporated herein by this reference.

SAFEWAY INC. AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year.

Item 13. Certain Relationships and Related Transactions

Note L to the consolidated financial statements, included on page 45 of the Company’s 2002 Annual Report to Stockholders, is incorporated herein by this reference. The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2002 fiscal year.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

Consolidated Statements of Operations for fiscal 2002, 2001, and 2000.
Consolidated Balance Sheets as of the end of fiscal 2002 and 2001.
Consolidated Statements of Cash Flows for fiscal 2002, 2001, and 2000.
Consolidated Statements of Stockholders’ Equity for fiscal 2002, 2001, and 2000.
Notes to Consolidated Financial Statements.
Independent Auditors’ Report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 22, 1999, among Safeway Inc., SI Merger Sub, Inc. and Randall’s Food Markets Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K dated August 3, 1999).

Exhibit 2.2	Agreement and Plan of Merger dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarterly period ended September 12, 1998).

Exhibit 2.3	Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) to Registrant’s Schedule 14D-1 dated October 19, 1998), and Stockholders Agreement dated as of October 12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick’s Supermarkets, Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to Registrant’s Schedule 14D-1 dated October 19, 1998).

Exhibit 3.1	Restated Certificate of Incorporation of the Company and Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 15, 1996) and Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 20, 1998).

Exhibit 3.2	Form of By-laws of the Company as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 9, 2000).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).2	Registration Rights Agreement dated November 25, 1986 between the Company and certain limited partnerships (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388) and Amendment to the Registration Rights Agreement dated as of July 22, 1999 by and between the Company, certain limited partnerships and RFM Acquisition LLC (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84749).

Exhibit 4(i).3	Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company’s Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 to Registrant’s Form 10-K for the year ended January 3, 1998).

Exhibit 4(i).4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of Registrant’s Form 8-K dated September 16, 1992).

Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of a separate series of Safeway Inc.’s Medium-Term Notes entitled Medium-Term Notes due June 1, 2003 (Series OPR-1), including the form of Note (incorporated by reference to Exhibits 4.1 and 4.2 of Registrant’s Form 8-K dated June 1, 1993).

Exhibit 4(i).6	Common Stock Purchase Warrants to purchase shares of Safeway Inc. common stock (incorporated by reference to Exhibit 4(i).13 to Registrant’s Form 10-K for the year ended January 3, 1998) and Amendment to Safeway Inc. Common Stock Purchase Warrant dated as of January 29, 1999 (incorporated by reference to Exhibit A to Registrant’s Form 8-K dated February 11, 1999).

Exhibit 4(i).7	Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Alex. Brown Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; The Bank of Nova Scotia as Administrative Agent; Deutsche Bank AG New York Branch, The Chase Manhattan Bank, Bank of America, NA and Citicorp USA, Inc. as Co-Syndication Agents, US Bank National Association as Documentation Agent; the agents listed therein as Agents; and the lenders listed therein as Lenders. (incorporated by reference to Exhibit 4(i).1 of the Registrant’s Form 10-Q for the quarterly period ended June 16, 2001).

Exhibit 4(i).8	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated September 10, 1997).

Exhibit 4(i).9	Form of Officers’ Certificate establishing the terms of the Registrant’s 6.85% Senior Notes due 2004, the Registrant’s 7.00% Senior Notes due 2007 and the Company’s 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated September 10, 1997).

Exhibit 4(i).10	Form of Officers’ Certificate establishing the terms of the Registrant’s 5.75% Notes due 2000, 5.875% Notes due 2001, 6.05% Notes due 2003, and 6.50% Notes due 2008, including forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated November 9, 1998).

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).11	Form of Officers’ Certificate establishing terms of the Registrant’s 7.00% Notes due 2002, 7.25% Notes due 2004, and 7.5% Notes due 2004, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated September 14, 1999).

Exhibit 4(i).12	Form of Officers’ Certificate establishing terms of the Registrant’s 7.25% Debentures due 2031, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated January 31, 2001).

Exhibit 4(i).13	Form of Officers’ Certificate establishing terms of the Registrant’s 6.15% Notes due 2006 and 6.50% Notes due 2011, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated March 5, 2001).

Exhibit 4(i).14	Form of Officers’ Certificate establishing terms of the Registrant’s 3.625% Notes due 2003, including the forms of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to Registrant’s Form 8-K dated November 5, 2001).

Exhibit 4(i).15	Form of Officers’ Certificate establishing terms of the Registrant’s 4.80% Notes due 2007, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated July 16, 2002).

Exhibit 4(i).16	Form of Officers’ Certificate establishing terms of the Registrant’s 3.80% Notes due 2005 and 5.80% Notes due 2012 including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Form 8-K dated August 13, 2002).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 19, 1999).

Exhibit 10(iii).2*	Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).17 to Registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).17 to Registrant’s Form 10-K for the year ended December 28, 1991).

Exhibit 10(iii).3*	Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 28, 1991).

Exhibit 10(iii).4*	Amended and Restated 1997 Stock Purchase and Option Plan for Key Employees for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 to Randall’s Food Markets, Inc.’s Registration Statement on Form S-8 dated January 19, 1999).

Exhibit 10(iii).5*	Randall’s Food Markets, Inc. Stock Option Plan and Restricted Stock Plan (incorporated by reference to Exhibit 4.2 of Registration Statement 333-84749).

Exhibit 10(iii).6*	Amendment dated September 11, 1999 to the Randall’s Food Markets, Inc. Stock Option and Restricted Stock and the Amended and Restated 1997 Stock Purchase and Option Plan for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 of Registration Statement 333-84749).

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).7*	The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.13 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).8*	The 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.12 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).9*	Form of Amendment to Stock Option Agreements under The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc., and the 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 4.5 to Registrant’s Registration on Form S-8 No. 333-67575 dated November 19, 1998).

Exhibit 10(iii).10*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).10 of Registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).11*	Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant’s Form 10-K for the year ended January 2, 1998).

Exhibit 10(iii).12*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).13*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of Registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).14*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of Registrant’s Form 10-K for the year ended December 28, 1996).

Exhibit 10(iii).15*	The Vons Companies, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to The Vons Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

Exhibit 10(iii).16*	The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to The Vons Companies, Inc. Proxy Statement for its May 17, 1990 Annual Meeting of Shareholders).

Exhibit 10(iii).17*	Amendment, dated February 17, 1993, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.13.1 to The Vons Companies, Inc. Form 10-Q for the quarterly period ended March 28, 1993).

Exhibit 10(iii).18*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the Registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).19*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the Registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).20*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the Registrant’s Form 10-K for the year ended January 1, 2000).

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).21*	Amendment, effective as of December 13, 1996, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.7.2 to The Vons Companies, Inc. Form 10-K for the fiscal year ended December 29, 1996).

Exhibit 10(iii).22*	Form of Amendments, dated April 8, 1997, to The Vons Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Registrant’s Form S-4 filed on March 5, 1997).

Exhibit 10(iii).23*	Employment Agreement made and entered into as of August 14, 2000 by and between Safeway Inc. and Vasant Prabhu. (incorporated by reference to Exhibit 10(iii).23 of Registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).24*	Separation Agreement between Safeway Inc. and Richard W. Dreiling, effective January 5, 2003.

Exhibit 10(iii).25*	The 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement No. 333-98103 on Form S-8 dated August 14, 2002).

Exhibit 11.1	Computation of Earnings per Share (incorporated by reference to page 40 of the Company’s 2002 Annual Report to Stockholders).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1	Registrant’s 2002 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8 and Item 13 above).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Independent Auditors’ Consent.

* Management contract, or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

On November 4, 2002, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By:	/s/Steven A. Burd	Date: March 26, 2003

Steven A. Burd Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Vasant M. Prabhu	/s/David F. Bond

Vasant M. Prabhu Executive Vice President and CFO Date: March 26, 2003	David F. Bond Senior Vice President, Finance and Control Date: March 26, 2003

Director	Date

/s/Steven A. Burd Steven A. Burd	March 26, 2003

/s/James H. Greene, Jr. James H. Greene, Jr.	March 26, 2003

/s/Paul Hazen Paul Hazen	March 26, 2003

/s/Hector Ley Lopez Hector Ley Lopez	March 26, 2003

Robert I. MacDonnell	March , 2003

/s/Peter A. Magowan Peter A. Magowan	March 26 , 2003

George R. Roberts	March , 2003

/s/Rebecca A. Stirn Rebecca A. Stirn	March 26, 2003

William Y. Tauscher	March , 2003

SAFEWAY INC. AND SUBSIDIARIES

CERTIFICATIONS

I, Steven A. Burd, Chairman, President and Chief Executive Officer of Safeway Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Safeway Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer

SAFEWAY INC. AND SUBSIDIARIES

CERTIFICATIONS

I, Vasant M. Prabhu, Chief Financial Officer of Safeway Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Safeway Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ Vasant M. Prabhu

Vasant M. Prabhu Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K
FOR THE PERIOD ENDED December 28, 2002

Exhibit 10(iii).24	Separation Agreement between Safeway Inc. and Richard W. Dreiling, effective January 5, 2003.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1	Registrant’s 2002 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8 and Item 13 above).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Independent Auditors’ Consent.