Form 10-Q
period 2003-03-22
SAFEWAY INC
filed 2003-05-06
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 22, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

As of April 25, 2003 there were issued and outstanding 441.4 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

INDEX

		Page

PART I	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 22, 2003 and December 28, 2002	3
	Condensed Consolidated Statements of Operations for the 12 weeks ended March 22, 2003 and March 23, 2002	5
	Condensed Consolidated Statements of Cash Flows for the 12 weeks ended March 22, 2003 and March 23, 2002	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 22,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$85.3	$73.7
Receivables	409.4	413.1
Merchandise inventories	2,442.5	2,493.0
Prepaid expenses and other current assets	178.8	226.0
Income taxes receivable	156.1	—
Assets held for sale	734.7	1,053.3

Total current assets	4,006.8	4,259.1

Property	12,572.4	12,398.7
Less accumulated depreciation and amortization	(4,611.5)	(4,388.5)

Property, net	7,960.9	8,010.2
Goodwill	2,849.4	2,846.2
Prepaid pension costs	510.6	535.2
Investment in unconsolidated affiliates	207.2	208.3
Other assets	188.4	188.3

Total assets	$15,723.3	$16,047.3

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	March 22,	December 28,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$859.3	$780.3
Current obligations under capital leases	27.9	25.2
Accounts payable	1,497.2	1,715.4
Accrued salaries and wages	334.1	374.9
Other accrued liabilities	507.3	687.2
Liabilities of operations held for sale	344.7	353.3

Total current liabilities	3,570.5	3,936.3

Long-term debt:
Notes and debentures	6,824.0	7,009.2
Obligations under capital leases	510.9	512.3

Total long-term debt	7,334.9	7,521.5
Deferred income taxes	578.1	577.9
Accrued claims and other liabilities	396.5	384.1

Total liabilities	11,880.0	12,419.8

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 573.2 and 573.0 shares outstanding	5.7	5.7
Additional paid-in capital	3,309.1	3,307.2
Accumulated other comprehensive loss	(20.1)	(68.3)
Retained earnings	4,450.2	4,287.6

	7,744.9	7,532.2
Less: Treasury stock at cost; 131.9 and 132.0 shares	(3,901.6)	(3,904.7)

Total stockholders’ equity	3,843.3	3,627.5

Total liabilities and stockholders’ equity	$15,723.3	$16,047.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended

	March 22,	March 23,
	2003	2002

Sales	$7,542.9	$7,366.9
Cost of goods sold	(5,296.4)	(5,052.8)

Gross profit	2,246.5	2,314.1
Operating and administrative expense	(1,840.6)	(1,727.9)

Operating profit	405.9	586.2
Interest expense	(90.4)	(80.1)
Other income, net	2.5	9.0

Income from continuing operations before income taxes and cumulative effect of accounting change	318.0	515.1
Income taxes	(121.8)	(190.1)

Income from continuing operations before cumulative effect of accounting change	196.2	325.0
Discontinued operations:
(Loss) income from operations of Dominick’s (including loss on disposal adjustment of $302.7 million in 2003)	(307.1)	10.8
Income tax benefit (expense), net	273.5	(3.7)

(Loss) income from discontinued operations	(33.6)	7.1
Income before cumulative effect of accounting change	162.6	332.1
Cumulative effect of accounting change	—	(700.0)

Net income (loss)	$162.6	$(367.9)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.44	$0.67
(Loss) income from discontinued operations (including loss on disposal)	(0.07)	0.01
Cumulative effect of accounting change	—	(1.44)

Net income (loss)	$0.37	$(0.76)

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.44	$0.66
(Loss) income from discontinued operations (including loss on disposal)	(0.08)	0.01
Cumulative effect of accounting change	—	(1.41)

Net income (loss)	$0.36	$(0.74)

Weighted average shares outstanding - basic	441.2	486.7

Weighted average shares outstanding - diluted	446.0	495.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	12 Weeks Ended

	March 22,	March 23,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$162.6	$(367.9)
Loss (income) from discontinued operations, net of tax	33.6	(7.1)
Cumulative effect of accounting change	—	700.0

Income from continuing operations	196.2	325.0
Reconciliation to net cash flow from operating activities:
Depreciation expense	197.7	181.2
LIFO expense	2.3	2.3
Equity in losses (earnings) of unconsolidated affiliates, net	1.1	(6.0)
Net pension expense	29.4	7.2
Gain on property retirements	(5.2)	(0.7)
Other	14.2	(5.9)
Change in working capital items:
Receivables and prepaid expenses	53.5	1.1
Inventories at FIFO cost	66.9	68.4
Payables and accruals	(336.1)	(302.4)

Net cash flow from operating activities	220.0	270.2

INVESTING ACTIVITIES
Cash paid for property additions	(133.6)	(172.6)
Proceeds from sale of property	43.9	20.7
Other	(9.9)	(8.3)

Net cash flow used by investing activities	(99.6)	(160.2)

FINANCING ACTIVITIES
Additions to short-term borrowings	—	2.7
Additions to long-term borrowings	81.2	202.4
Payments on long-term borrowings	(196.4)	(144.9)
Purchase of treasury stock	—	(183.7)
Net proceeds from exercise of stock options	3.5	12.3
Other	0.2	—

Net cash flow used by financing activities	(111.5)	(111.2)

DISCONTINUED OPERATIONS
Net cash from (used by) discontinued operations	2.7	(1.7)

Increase (decrease) in cash and equivalents	11.6	(2.9)
CASH AND EQUIVALENTS
Beginning of period	73.7	65.7

End of period	$85.3	$62.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 22, 2003 and March 23, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2002 Annual Report to Stockholders. The results of operations for the 12 weeks ended March 22, 2003 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 12 weeks of 2003 and 2002. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Comprehensive Income (Loss)

Comprehensive income (loss) consists primarily of net income (loss) and foreign currency translation adjustments. Total comprehensive income was $210.8 million for the first 12 weeks of 2003 compared to total comprehensive loss of $362.3 million for the first 12 weeks of 2002.

NOTE B - NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar effects, and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company in the first quarter of 2003 and did not have a material effect on the Company’s financial statements.

Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for the Company in the first quarter of 2003. The Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $10.3 million of allowances from the first quarter to the second quarter of 2003.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” was issued. This interpretation requires initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements became effective for financial statements ending after December 15, 2002. The Company complies with the disclosure provisions of FIN No. 45 and adoption of FIN No. 45 did not have a material effect on the Company’s financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation requires a company to consider variable interest entities (“VIE”) if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of this interpretation became effective for the Company in the first quarter of 2003 and did not have a material effect on the Company’s financial statements.

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share for the first 12 weeks of 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per-share amounts):

	12 Weeks Ended March 22, 2003	12 Weeks Ended March 23, 2002

Net income (loss) – as reported	$162.6	$(367.9)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.9)	(11.2)

Net income (loss) – pro forma	$150.7	$(379.1)

Basic earnings (loss) per share:
As reported	$0.37	$(0.76)
Pro forma	0.34	(0.78)
Diluted earnings (loss) per share:
As reported	$0.36	$(0.74)
Pro forma	0.34	(0.77)

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2003 and 2002 by reportable operating segment is as follows (in millions):

	2003				2002

	U.S.	Canada		Total	U.S.	Canada		Total

Balance – beginning of quarter	$2,783.4	$62.8		$2,846.2	$3,553.9	$62.1		$3,616.0
Genuardi’s Acquisition	—	—		—	23.4	—		23.4
Cumulative effect of accounting change	—	—		—	(111.0)	—		(111.0)
Other adjustments	(0.7)	3.9	(1)	3.2	(1.3)	0.5	(1)	(0.8)

Balance - end of quarter	$2,782.7	$66.7		$2,849.4	$3,465.0	$62.6		$3,527.6

1)	Primarily represents foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at March 22, 2003 and December 28, 2002 (in millions):

	March 22, 2003		December 28, 2002

	Long-term	Current	Long-term	Current

Commercial paper	$1,665.1		$1,744.1
Bank credit agreement, unsecured	—		25.3
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
3.80% Senior Notes due 2005, unsecured	225.0		225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
6.05% Senior Notes due 2003, unsecured	—	$350.0	—	$350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	—	400.0	—	400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	—	81.2	81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
Mortgage notes payable, secured	33.8	4.8	33.5	6.2
Other notes payable, unsecured	16.0	4.0	16.1	5.5
Medium-term notes, unsecured	—	16.5	—	16.5
Short-term bank borrowings, unsecured	5.6	2.8	5.5	2.1

	$6,824.0	$859.3	$7,009.2	$780.3

NOTE F - FURR’S AND HOMELAND CHARGE

In 2001, Safeway recorded a pre-tax charge to earnings of $42.7 million to recognize estimated lease liabilities associated with the bankruptcies of Furr’s Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”). At December 28, 2002, there was $18.6 million remaining in this accrual. During the first 12 weeks of 2003 Safeway adjusted the accrual by $0.4 million due to the favorable resolution of a lease and by $1.6 million as cash was paid out, leaving a balance of $16.6 million at March 22, 2003 which will be paid over the next 25 years.

Safeway is unable to determine its maximum potential obligation with respect to other divested operations, should there be any similar defaults, because information about the total number of leases from these divestitures that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and allowing for the passage of time, Safeway expects that any potential losses beyond those recorded, should there be any similar defaults, would not be material to Safeway’s net operating results, cash flow or financial position.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G - CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 45 and 46 of the 2002 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted below.

On February 25, 2003, Dominick’s Finer Foods, LLC, a subsidiary of Safeway Inc., obtained a dismissal of the action in Baker, et al. v. Jewel Food Stores, et al. , a consumer class action in Chicago alleging that Dominick’s and Jewel Food Stores, a subsidiary of Albertsons Inc., conspired to fix the price of milk in their stores in the nine-county Chicago metropolitan area from 1996-2000, in violation of the Illinois Antitrust Act. The case was filed in August 2000 in the Circuit Court of Cook County, Illinois, and was certified as a class action in July 2002. Trial began in late January 2003. The judge, after hearing three weeks of testimony, dismissed the action at the end of plaintiffs’ case, without requiring Dominick’s and Jewel to present the defense case. On March 27, 2003, plaintiffs filed a notice of appeal in the Illinois Appellate Court, which is currently pending.

NOTE H – DISCONTINUED OPERATIONS

As previously announced, during the fourth quarter of 2002 management decided to sell Dominick’s and exit the Chicago market. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dominick’s operations are presented as a discontinued operation. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying financial statements and the rest of the statistical and financial information included herein, unless otherwise noted.

Loss from discontinued operations was $33.6 million ($0.08 per share) in the first quarter of 2003, consisting of $4.4 million loss from operations, $302.7 million adjustment to the estimated loss on disposal and $273.5 million income tax benefit. The adjustment to the estimated loss on disposal was based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value, Safeway has recorded a net current tax benefit of $273.5 million, consisting of a gross tax benefit of $508.0 million less a reserve of $234.5 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. Corporate overhead is not included in discontinued store operations. Income from continuing operations was $7.1 million in the first quarter of 2002. Sales at discontinued operations were $500.4 million in the first quarter of 2003 and $565.4 million in the first quarter of 2002.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents Dominick’s major classes of assets and liabilities as of March 22, 2003 and December 28, 2002 (in millions):

	March 22, 2003	December 28, 2002

Current assets	$249.5	$252.9
Property, net	484.8	520.5
Other long-term assets	0.4	279.9
Current debt, including obligations under capital leases	(18.7)	(17.4)
Other current liabilities	(188.6)	(192.2)
Long-term debt, including obligations under capital leases	(85.7)	(91.1)
Other long-term liabilities	(51.7)	(52.6)

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2003, including discontinued operations, was $162.6 million ($0.36 per share). Net loss for the first quarter of 2002, including discontinued operations and a $700.0 million ($1.41 per share) charge for the cumulative effect of adopting SFAS No. 142, was $367.9 million ($0.74 per share).

Income from continuing operations was $196.2 million ($0.44 per share) for the first quarter ended March 22, 2003. These results include the effect of adopting EITF 02-16, on accounting for vendor allowances, which reduced first-quarter 2003 earnings by $10.3 million pre-tax ($0.014 per share). Income from continuing operations for the first quarter of 2002 was $325.0 million ($0.66 per share).

Total sales increased to $7.5 billion from $7.4 billion in the first quarter of 2002, primarily due to new store openings. Sales were impacted by continued softness in the economy. First-quarter 2003 comparable store sales were flat while identical store sales (which exclude replacement stores) fell 0.5%. Excluding the effect of fuel sales, comparable store sales fell 1.8% and identical store sales fell 2.3%. Fuel sales are becoming an increasingly larger part of the Company’s sales mix. Below are the Company’s identical-store sales (decreases) increases at continuing stores over the four quarters of 2002 including and excluding fuel sales :

	Last 16 weeks	Third 12 weeks	Second 12 weeks	First 12 weeks

Including fuel	(1.9)%	(1.0)%	(0.8)%	0.3%
Excluding fuel	(2.9)%	(1.8)%	(1.2)%	0.2%

Gross profit decreased 163 basis points to 29.78% of sales in the first quarter of 2003 from gross profit of 31.41% in the first quarter of 2002, primarily due to higher fuel sales (which have a lower gross margin), transitional issues related to centralizing the Company’s marketing and procurement functions and higher shrink.

Operating and administrative expense increased 95 basis points to 24.40% of sales in the first quarter of 2003 compared to operating and administrative expense of 23.45% of sales in the first quarter of 2002 primarily due to increases in health and pension expense, as well as soft sales.

Interest expense increased to $90.4 million in the first quarter of 2003 compared to $80.1 million in the first quarter of 2002 as lower interest rates were offset by higher average borrowings resulting from the repurchase of Safeway stock in 2002.

The Company’s tax rate for the quarter was 38.3% and is expected to be approximately 38.1% for full-year 2003.

Discontinued Operations

As previously announced, during the fourth quarter of 2002 management decided to sell Dominick’s and exit the Chicago market. In accordance with SFAS No. 144, Dominick’s operations are presented as a discontinued operation. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying financial statements and the rest of the statistical and financial information included herein, unless otherwise noted.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from discontinued operations was $33.6 million ($0.08 per share) in the first quarter of 2003, consisting of $4.4 million loss from operations, $302.7 million adjustment to the estimated loss on disposal and $273.5 million income tax benefit. The adjustment to the estimated loss on disposal was based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value, Safeway has recorded a net current tax benefit of $273.5 million, consisting of a gross tax benefit of $508.0 million less a reserve of $234.5 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. Corporate overhead is not included in discontinued store operations. Income from discontinued operations was $7.1 million ($0.01 per share) in the first quarter of 2002. Sales at discontinued operations were $500.4 million in the first quarter of 2003 and $565.4 million in the first quarter of 2002.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2002 Annual Report to Stockholders includes a description of certain critical accounting policies, including with respect to goodwill. The information under “Discontinued Operations” above, which, among other things, describes certain estimates and judgments the Company was required to make in connection with the fair value of Dominick’s and related tax benefits and tax reserve, is incorporated herein by reference.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar effects, and amends other existing authoritative pronouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 became effective for the Company in the first quarter of 2003 and did not have a material effect on the Company’s financial statements.

Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for the Company in the first quarter of 2003. The Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $10.3 million of allowances from the first quarter to the second quarter of 2003.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” was issued. This interpretation requires initial measurement and recognition, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements became effective for financial statements ending after December 15, 2002. The Company complies with the disclosure provisions of FIN No. 45 and adoption of FIN No. 45 did not have a material effect on the Company’s financial statements.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. This interpretation requires a company to consider variable interest entities (“VIE”) if the entity is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of this interpretation became effective for the Company in the first quarter of 2003 and did not have a material effect on the Company’s financial statements.

Liquidity and Financial Resources

Cash flow from operating activities was $220.0 million in the first quarter of 2003 compared to cash flow from operations of $270.2 million in the first quarter of 2002. This decline is due primarily to lower income from continuing operations in 2003 compared to 2002, partly offset by improvement in cash used by working capital and increased proceeds from the sale of properties.

Cash flow used by investing activities for the first quarter of 2003 declined to $99.6 million in 2003 compared to $160.2 million in 2002 primarily because of lower capital expenditures and increased proceeds from the sale of property.

Cash flow used by financing activities was $111.5 in 2003 reflecting the utilization of cash from operations to pay down debt. Cash flow used by financing activities was $111.2 in 2002 which consisted of $183.7 million for the purchase of treasury stock, partly offset by cash from increased borrowings and proceeds from the exercise of stock options.

The Company did not repurchase any Safeway common stock during the first quarter of 2003. From initiation of the Company’s share repurchase program in 1999 through the end of the first quarter of 2003, Safeway has repurchased 87 million shares of common stock at a total purchase price of $2.9 billion leaving $0.6 billion available for repurchases under the current level authorized by the Company’s board of directors. The timing and volume of future repurchases will depend on market conditions.

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

Capital Expenditure Program

During the first 12 weeks of 2003, Safeway invested $133.6 million in cash capital expenditures. The Company opened 9 new stores and closed 10 stores. For the year, the Company expects to spend between $1.1 billion and $1.3 billion in cash capital expenditures while opening 50 to 55 new stores and completing between 100 and 125 remodels.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, same-store sales, capital expenditures, acquisitions and dispositions, share repurchases, improvements in operations, gross margin and costs, shrink reduction efforts, centralization of operations, restructuring and transition charges, the valuation of goodwill, investments in other companies, debt reductions and inventory adjustments at Casa Ley and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “comfortable,” “guidance,” “management believes,” the Company believes,” “the Company intends,” “we believe,” “we intend,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, including our ability to implement our programs to centralize buying and merchandising and realize savings from that program and the potential operating effects of implementing that program; results of our programs to reduce and control shrink; results of our programs to increase sales, including private-label sales and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; various risks and uncertainties concerning the planned sale of Dominick’s (including whether Safeway is able to dispose of Dominick’s, the timing and manner of sale, the price paid, the terms of the sale, changes in tax law, and review by taxing authorities), changes in financial performance of other companies in which we have investments, and the amount of any inventory adjustments at Casa Ley; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 15 of the Company’s 2002 Annual Report to Stockholders.

Item 4.    Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management believes that there are reasonable assurances that the Company’s controls and procedures will achieve management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

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

SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 45 and 46 of the 2002 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted below.

On February 25, 2003, Dominick’s Finer Foods, LLC, a subsidiary of Safeway Inc., obtained a dismissal of the action in Baker, et al. v. Jewel Food Stores, et al., a consumer class action in Chicago alleging that Dominick’s and Jewel Food Stores, a subsidiary of Albertsons Inc., conspired to fix the price of milk in their stores in the nine-county Chicago metropolitan area from 1996-2000, in violation of the Illinois Antitrust Act. The case was filed in August 2000 in the Circuit Court of Cook County, Illinois, and was certified as a class action in July 2002. Trial began in late January 2003. The judge, after hearing three weeks of testimony, dismissed the action at the end of plaintiffs’ case, without requiring Dominick’s and Jewel to present the defense case. On March 27, 2003, plaintiffs filed a notice of appeal in the Illinois Appellate Court, which is currently pending.

SAFEWAY INC. AND SUBSIDIARIES

Item 6(a).   Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Item 6(b).    Reports on Form 8-K

On March 6, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2003	/s/ Steven A. Burd

Steven A. Burd
Chairman, President
and Chief Executive Officer

Date: May 6, 2003	/s/ Vasant M. Prabhu

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ Steven A. Burd

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Executive Vice President
and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED March 22, 2003

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges