Form 10-Q
period 2003-06-14
SAFEWAY INC
filed 2003-07-25
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

As of July 21, 2003 there were issued and outstanding 441.7 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 14,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$84.6	$73.7
Receivables	374.5	413.1
Merchandise inventories	2,451.2	2,493.0
Prepaid expenses and other current assets	169.4	226.0
Income taxes receivable	78.4	—
Assets held for sale	664.2	1,053.3

Total current assets	3,822.3	4,259.1

Property	12,883.7	12,398.7
Less accumulated depreciation and amortization	(4,829.6)	(4,388.5)

Property, net	8,054.1	8,010.2
Goodwill	2,855.9	2,846.2
Prepaid pension costs	483.3	535.2
Investment in unconsolidated affiliates	205.3	208.3
Other assets	186.3	188.3

Total assets	$15,607.2	$16,047.3

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	June 14,	December 28,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$851.1	$780.3
Current obligations under capital leases	28.1	25.2
Accounts payable	1,576.2	1,715.4
Accrued salaries and wages	378.3	374.9
Other accrued liabilities	580.1	687.2
Liabilities of operations held for sale	349.2	353.3

Total current liabilities	3,763.0	3,936.3

Long-term debt:
Notes and debentures	6,281.1	7,009.2
Obligations under capital leases	516.1	512.3

Total long-term debt	6,797.2	7,521.5
Deferred income taxes	578.5	577.9
Accrued claims and other liabilities	376.7	384.1

Total liabilities	11,515.4	12,419.8

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 573.3 and 573.0 shares outstanding	5.7	5.7
Additional paid-in capital	3,309.8	3,307.2
Accumulated other comprehensive income (loss)	64.5	(68.3)
Retained earnings	4,611.1	4,287.6

	7,991.1	7,532.2
Less: Treasury stock at cost; 131.8 and 132.0 shares	(3,899.3)	(3,904.7)

Total stockholders’ equity	4,091.8	3,627.5

Total liabilities and stockholders’ equity	$15,607.2	$16,047.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

	June 14,	June 15,	June 14,	June 15,
	2003	2002	2003	2002

Sales	$7,744.3	$7,513.5	15,287.2	$14,880.4
Cost of goods sold	(5,407.6)	(5,138.2)	(10,704.0)	(10,191.0)

Gross profit	2,336.7	2,375.3	4,583.2	4,689.4
Operating and administrative expense	(1,924.2)	(1,809.4)	(3,764.8)	(3,537.3)

Operating profit	412.5	565.9	818.4	1,152.1
Interest expense	(92.0)	(81.0)	(182.4)	(161.1)
Other income, net	2.7	4.3	5.2	13.3

Income from continuing operations before income taxes and cumulative effect of accounting change	323.2	489.2	641.2	1,004.3
Income taxes	(123.6)	(184.2)	(245.4)	(374.3)

Income from continuing operations before cumulative effect of accounting change	199.6	305.0	395.8	630.0
Discontinued operations:
Income from operations of Dominick’s	4.7	6.4	0.3	17.2
Adjustment to loss on disposal of Dominick’s	(69.8)	—	(372.5)	—

(Loss) income from discontinued operations before income taxes	(65.1)	6.4	(372.2)	17.2
Income tax benefit (expense), net	26.5	(2.1)	300.0	(5.8)

(Loss) income from discontinued operations	(38.6)	4.3	(72.2)	11.4
Income before cumulative effect of accounting change	161.0	309.3	323.6	641.4
Cumulative effect of accounting change	—	—	—	(700.0)

Net income (loss)	$161.0	$309.3	323.6	$(58.6)

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.45	$0.63	0.90	$1.30
(Loss) income from discontinued operations (including loss on disposal)	(0.09)	0.01	(0.17)	0.02
Cumulative effect of accounting change	—	—	—	(1.44)

Net income (loss)	$0.36	$0.64	0.73	$(0.12)

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.45	$0.62	0.89	$1.28
(Loss) income from discontinued operations (including loss on disposal)	(0.09)	0.01	(0.16)	0.02
Cumulative effect of accounting change	—	—	—	(1.42)

Net income (loss)	$0.36	$0.63	0.73	$(0.12)

Weighted average shares outstanding — basic	441.4	481.9	441.3	484.3

Weighted average shares outstanding — diluted	445.8	489.6	445.9	492.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended

	June 14,	June 15,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$323.6	$(58.6)
Loss (income) from discontinued operations, net of tax	72.2	(11.4)
Cumulative effect of accounting change	—	700.0

Income from continuing operations	395.8	630.0
Reconciliation to net cash flow from operating activities:
Depreciation expense	392.4	366.9
LIFO expense	4.6	2.3
Equity in losses (earnings) of unconsolidated affiliates, net	3.1	(8.8)
Net pension expense	59.1	13.8
(Gain) loss on property retirements	(1.7)	32.9
Other	11.2	8.5
Change in working capital items:
Receivables and prepaid expenses	102.8	5.4
Income taxes	181.2	234.1
Inventories at FIFO cost	85.9	102.9
Payables and accruals	(239.7)	(358.9)

Net cash flow from operating activities	994.7	1,029.1

INVESTING ACTIVITIES
Cash paid for property additions	(370.0)	(498.1)
Proceeds from sale of property	66.1	28.0
Other	(26.3)	(18.6)

Net cash flow used by investing activities	(330.2)	(488.7)

FINANCING ACTIVITIES
Additions to short-term borrowings	1.9	2.4
Payments on short-term borrowings	(1.7)	—
Additions to long-term borrowings	90.8	262.9
Payments on long-term borrowings	(765.4)	(446.5)
Purchase of treasury stock	—	(421.9)
Net proceeds from exercise of stock options	5.4	23.0
Other	2.1	0.1

Net cash flow used by financing activities	(666.9)	(580.0)

DISCONTINUED OPERATIONS
Net cash from discontinued operations	13.3	22.6

Increase (decrease) in cash and equivalents	10.9	(17.0)
CASH AND EQUIVALENTS
Beginning of period	73.7	65.7

End of period	$84.6	$48.7

     See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 14, 2003 and June 15, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2002 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 14, 2003 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2003 and $2.3 million during the first 24 weeks of 2002. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Comprehensive Income (Loss)

Comprehensive income (loss) consists primarily of net income (loss) and foreign currency translation adjustments. Total comprehensive income was $456.4 million for the first 24 weeks of 2003 compared to total comprehensive loss of $33.4 million for the first 24 weeks of 2002.

NOTE B — NEW ACCOUNTING STANDARDS

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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C — STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share for the first 12 and 24 weeks of 2003 and 2002 as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per-share amounts):

	12 weeks ended,	12 weeks ended,	24 weeks ended,	24 weeks ended,
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002

Net income (loss) – as reported	$161.0	$309.3	$323.6	$(58.6)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.8)	(12.0)	(23.6)	(23.2)

Net income (loss) – pro forma	$149.2	$297.3	$300.0	$(81.8)

Basic earnings (loss) per share:
As reported	$0.36	$0.64	$0.73	$(0.12)
Pro forma	0.34	0.62	0.68	(0.17)
Diluted earnings (loss) per share:
As reported	$0.36	$0.63	$0.73	$(0.12)
Pro forma	0.33	0.61	0.67	(0.17)

NOTE D — GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2003 and 2002 by reportable operating segment is as follows (in millions):

	2003				2002

	U.S.	Canada		Total	U.S.		Canada		Total

Balance – beginning of year	$2,783.4	$62.8		$2,846.2	$3,553.9		$62.1		$3,616.0
Genuardi’s acquisition	—	—		—	23.4	(1)	—		23.4
Cumulative effect of accounting change	—	—		—	(111.0	)(2)	—		(111.0)
Other adjustments	(0.9)	10.6	(3)	9.7	(1.8)		1.9	(3)	0.1

Balance – end of period	$2,782.5	$73.4		$2,855.9	3,464.5		$64.0		$3,528.5

(1)	Primarily represents final purchase price allocation adjustments related to the Genuardi’s acquisition.

(2)	Represents cumulative effect of adoption of SFAS No. 142.

(3)	Represents foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at June 14, 2003 and December 28, 2002 (in millions):

	June 14, 2003		December 28, 2002

	Long-term	Current	Long-term	Current

Commercial paper	$1,134.5		$1,744.1
Bank credit agreement, unsecured	—		25.3
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
3.80% Senior Notes due 2005, unsecured	225.0		225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
6.05% Senior Notes due 2003, unsecured	—	$350.0	—	$350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	—	400.0	—	400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	—	81.2	81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
Mortgage notes payable, secured	23.2	13.4	33.5	6.2
Other notes payable, unsecured	14.2	3.4	16.1	5.5
Medium-term notes, unsecured	—	—	—	16.5
Short-term bank borrowings, unsecured	5.7	3.1	5.5	2.1

	$6,281.1	$851.1	$7,009.2	$780.3

NOTE F - FURR’S AND HOMELAND CHARGE

In 2001, Safeway recorded a pre-tax charge to earnings of $42.7 million to recognize estimated lease liabilities associated with the bankruptcies of Furr’s Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”). At December 28, 2002, there was $18.6 million remaining in this accrual. During the first 24 weeks of 2003 Safeway adjusted the accrual by $0.4 million due to the favorable resolution of a lease and by $2.1 million as cash was paid out, leaving a balance of $16.1 million at June 14, 2003 which will be paid monthly for leases with remaining terms up to 25 years.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE H - DISCONTINUED OPERATIONS

As previously announced, during the fourth quarter of 2002 management decided to sell Dominick’s and exit the Chicago market. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dominick’s operations are presented as a discontinued operation. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying footnotes and the rest of the statistical and financial information included herein, unless otherwise noted.

Loss from discontinued operations was $38.6 million ($0.09 per share) in the second quarter of 2003, consisting of $4.7 million income from operations, $69.8 million adjustment to the estimated loss on disposal and $26.5 million income tax benefit. The adjustments to the estimated loss on disposal were based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value during 2003, Safeway has recorded a net current tax benefit of $300.0 million, consisting of a gross tax benefit of $535.6 million less a reserve of $235.6 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities, which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. In accordance with SFAS No. 144, no depreciation was charged to discontinued operations after year-end 2002. Corporate overhead is not included in discontinued store operations. Income from discontinued operations was $4.3 million in the second quarter of 2002 and $11.4 million for the first 24 weeks of 2002. Sales at discontinued operations were $503.7 million in the second quarter of 2003 and $1.0 billion for the first 24 weeks of 2003 compared to sales of $567.8 million in the second quarter of 2002 and $1.1 billion for the first 24 weeks of 2002.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents Dominick’s major classes of assets and liabilities as of June 14, 2003 and December 28, 2002 (in millions):

	June 14, 2003	December 28, 2002

Current assets	$246.4	$252.9
Property, net	417.4	520.5
Other long-term assets	0.4	279.9
Current debt, including obligations under capital leases	(19.9)	(17.4)
Other current liabilities	(198.7)	(192.2)
Long-term debt, including obligations under capital leases	(80.2)	(91.1)
Other long-term liabilities	(50.4)	(52.6)

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the second quarter of 2003 was $161.0 million ($0.36 per share). Net income for the second quarter of 2002, was $309.3 million ($0.63 per share).

Income from continuing operations was $199.6 million ($0.45 per share) for the second quarter ended June 14, 2003. Income from continuing operations for the second quarter of 2002 was $305.0 million ($0.62 per share).

Included in results from continuing operations are pre-tax restructuring and other expenses totaling $15.8 million ($0.02 per share) in 2003. These expenses consist of severance costs related to the previously announced restructuring of the Company’s administrative offices, write-offs of software and employee buyouts.

Included in results from continuing operations for 2002 were pre-tax expenses of $65.9 million ($0.08 per share) consisting of severance costs related to the restructuring of a labor contract, severance and transition costs associated with the centralization of marketing functions and charges associated with 10 store closures.

Total sales increased to $7.7 billion from $7.5 billion in the second quarter of 2002, primarily due to new store openings and additional fuel sales. Sales were impacted by continued softness in the economy. Second-quarter 2003 comparable store sales were flat while identical store sales (which exclude replacement stores) declined 0.5%. Excluding the effect of fuel sales, comparable store sales declined 1.7% and identical store sales declined 2.2%.

Gross profit decreased 144 basis points to 30.17% of sales in the second quarter of 2003 from gross profit of 31.61% in the second quarter of 2002, primarily due to higher shrink, higher fuel sales, transitional marketing issues and selected investments in pricing.

Operating and administrative expense increased 77 basis points to 24.85% of sales in the second quarter of 2003 compared to operating and administrative expense of 24.08% of sales in the second quarter of 2002. Increased expenses, primarily from health care and pension, combined with soft sales resulted in a 143 basis point increase in operating and administrative expense as a percent of sales. This increase was partially offset by a 66 basis point decline in the previously discussed severance and asset write-offs in 2003 compared to 2002.

Interest expense increased to $92.0 million in the second quarter of 2003 compared to $81.0 million in the second quarter of 2002 as lower interest rates were offset by higher average borrowings resulting from the repurchase of Safeway stock in 2002.

For the first 24 weeks of 2003, net income was $323.6 million ($0.73 per share) on sales of $15.3 billion compared to income before the cumulative effect of an accounting change of $641.4 million ($1.30 per share) on sales of $14.9 billion for the first 24 weeks of 2002. Income from continuing operations was $395.8 million ($0.89 per share) for the first 24 weeks of 2003 compared to income from continuing operations before the cumulative effect of an accounting change of $630.0 ($1.28 per share) in 2002. The gross profit margin decreased to 29.98% in the first 24 weeks of 2003 from 31.51% in 2002. Operating and administrative expense increased to 24.63% of sales in the first 24 weeks of 2003 from 23.77% in the first 24 weeks of 2002. Results for the 24 weeks ended June 14, 2003 were the result of trends similar to those experienced for the 12 weeks ended June 14, 2003, which are discussed above. Net loss after the cumulative effect of an accounting change totaling $700.0 million related to SFAS No. 142 was $58.6 million ($0.12 per share) for the first 24 weeks of 2002.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

As previously announced, during the fourth quarter of 2002 management decided to sell Dominick’s and exit the Chicago market. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Dominick’s operations are presented as a discontinued operation. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying footnotes and the rest of the statistical and financial information included herein, unless otherwise noted.

Loss from discontinued operations was $38.6 million ($0.09 per share) in the second quarter of 2003, consisting of $4.7 million income from operations, $69.8 million adjustment to the estimated loss on disposal and $26.5 million income tax benefit. The adjustments to the estimated loss on disposal were based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value during 2003, Safeway has recorded a net current tax benefit of $300.0 million, consisting of a gross tax benefit of $535.6 million less a reserve of $235.6 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities, which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. In accordance with SFAS No. 144, no depreciation was charged to discontinued operations after year-end 2002. Corporate overhead is not included in discontinued store operations. Income from continuing operations was $6.4 million in the second quarter of 2002 and $17.2 million for the first 24 weeks of 2002. Sales at discontinued operations were $503.7 million in the second quarter of 2003 and $1.0 billion for the first 24 weeks of 2003 compared to sales of $567.8 million in the second quarter of 2002 and $1.1 billion for the first 24 weeks of 2002.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2002 Annual Report to Stockholders includes a description of certain critical accounting policies, including those with respect to goodwill. The information under “Discontinued Operations” above, which, among other things, describes certain estimates and judgments the Company was required to make in connection with the fair value of Dominick’s and related tax benefits and tax reserve, is incorporated herein by reference.

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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Financial Resources

Cash flow from operating activities was $994.7 million in the first 24 weeks of 2003 compared to cash flow from operating activities of $1,029.1 million in the first 24 weeks of 2002. This decline is due primarily to lower income from continuing operations in 2003 compared to 2002, partly offset by improvement in working capital.

Cash flow used by investing activities for the first 24 weeks of the year decreased to $330.2 million in 2003 compared to $488.7 million in 2002, due primarily to lower cash capital expenditures in 2003 and greater proceeds from the sale of property.

Cash flow used by financing activities was $666.9 million in the first 24 weeks of 2003 and $580.0 million in the first 24 weeks of 2002, due primarily to the utilization of cash from operations to pay down debt.

The Company did not repurchase any Safeway common stock during the first 24 weeks of 2003. From initiation of the Company’s share repurchase program in 1999 through the end of the second quarter of 2003, Safeway has repurchased 87 million shares of common stock at a total purchase price of $2.9 billion, leaving $0.6 billion available for repurchases under the current level authorized by the Company’s board of directors. The timing and volume of future repurchases will depend on market conditions.

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

Capital Expenditure Program

During the first 24 weeks of 2003, Safeway invested $370.0 million in capital expenditures, opened 22 new stores and closed 15 stores. The Company expects to spend approximately $1.1 billion in 2003 while opening 35 to 40 new stores and completing approximately 100 remodels.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, same-store sales, capital expenditures, acquisitions, loss on sale of Dominick’s and related tax benefits, share repurchases, improvements in operations, gross margin and costs, shrink reduction efforts, centralization of operations, restructuring and transition charges, the valuation of goodwill and our investments in other companies, debt reductions and inventory adjustments at Casa Ley, and are indicated by words or phrases such as “estimates,” “on-going,” “expects,” “comfortable,” “guidance,” “management believes,” the Company believes,” “the Company intends,” “we believe,” “we intend,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs including our ability to implement our programs to centralize buying and merchandising and realize savings from that program and the potential operating effects of implementing that program; results of our programs to reduce and control shrink; results of our programs to increase sales, including private-label sales and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; various risks and uncertainties concerning the planned sale of Dominick’s (including whether Safeway is able to dispose of Dominick’s, the timing and manner of sale, the price paid, the terms of the sale, changes in tax law, and review by taxing authorities), changes in financial performance of other companies in which we have investments, including GroceryWorks and the amount of any inventory adjustment at Casa Ley; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation, regulation or judicial developments; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2003, at which the stockholders voted on proposals as follows:

		Votes Against	Votes	Broker
	Votes For	or Withheld	Abstained	Non-Votes

Proposal 1. Election of Directors:
James H. Greene, Jr.	360,437,691	18,249,447	N/A	N/A
Paul Hazen	302,721,666	75,965,172	N/A	N/A
Hector Ley Lopez	360,427,479	18,259,659	N/A	N/A
Proposal 2. Ratification of Appointment of Independent Auditors for Fiscal 2003	296,188,655	80,069,636	2,428,847	N/A
Proposal 3. Approval of Amendment to 1999 Amended and Restated Equity Participation Plan	320,123,519	55,941,625	2,621,994	N/A
Proposal 4. Reapproval of the Capital Performance Bonus Plan for Executive Officers	358,266,120	17,947,919	2,473,099	N/A
Proposal 5. Stockholder Proposal Concerning Approval of “Poison Pills”(1)
Proposal 6. Stockholder Proposal Concerning Expensing Stock Option Costs	198,160,325	118,083,038	7,288,029	55,155,746
Proposal 7. Stockholder Proposal Concerning Board Declassification	195,514,741	125,014,508	3,002,143	55,155,746
Proposal 8. Stockholder Proposal Concerning Indexed Stock Options	57,280,467	262,906,856	3,344,069	55,155,746

(1) No stockholder or representative was present at the meeting to present the proposal. Thus, the proposal was not properly before the meeting and not submitted to a vote of the stockholders.

SAFEWAY INC. AND SUBSIDIARIES

Item 6(a). Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Item 6(b). Reports on Form 8-K

On May 1, 2003, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure (Information provided under Item 12 – Results of Operations and Financial Condition).”

On April 16, 2003, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure (Information provided under Item 12 – Results of Operations and Financial Condition).”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2003	/s/ Steven A. Burd Steven A. Burd
Chairman, President
and Chief Executive Officer

Date: July 25, 2003	/s/ Vasant M. Prabhu Vasant M. Prabhu
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Steven A. Burd

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Executive Vice President
and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED June 14, 2003

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges