Form 10-Q
period 2003-09-06
SAFEWAY INC
filed 2003-10-20
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes [X] No [ ].

As of October 13, 2003 there were issued and outstanding 442.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

INDEX

		Page

PART I	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 6, 2003 and December 28, 2002	3
	Condensed Consolidated Statements of Income for the 12 and 36 weeks ended September 6, 2003 and September 7, 2002	5
	Condensed Consolidated Statements of Cash Flows for the 36 weeks ended September 6, 2003 and September 7, 2002	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 6,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$107.3	$73.7
Receivables	348.0	413.1
Merchandise inventories	2,392.9	2,493.0
Prepaid expenses and other current assets	189.9	226.0
Income taxes receivable	85.7	—
Assets held for sale	660.8	1,053.3

Total current assets	3,784.6	4,259.1

Property	12,962.1	12,398.7
Less accumulated depreciation and amortization	(4,979.9)	(4,388.5)

Property, net	7,982.2	8,010.2
Goodwill	2,853.1	2,846.2
Prepaid pension costs	455.3	535.2
Investment in unconsolidated affiliates	197.6	208.3
Other assets	179.4	188.3

Total assets	$15,452.2	$16,047.3

(Continued)

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In millions, except per-share amounts)
(Unaudited)

	September 6,	December 28,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$850.0	$780.3
Current obligations under capital leases	28.1	25.2
Accounts payable	1,430.3	1,715.4
Accrued salaries and wages	374.0	374.9
Other accrued liabilities	613.0	687.2
Liabilities of operations held for sale	345.8	353.3

Total current liabilities	3,641.2	3,936.3

Long-term debt:
Notes and debentures	6,049.3	7,009.2
Obligations under capital leases	528.2	512.3

Total long-term debt	6,577.5	7,521.5
Deferred income taxes	578.4	577.9
Accrued claims and other liabilities	389.0	384.1

Total liabilities	11,186.1	12,419.8

Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 573.5 and 573.0 shares outstanding	5.7	5.7
Additional paid-in capital	3,308.3	3,307.2
Accumulated other comprehensive income (loss)	32.0	(68.3)
Retained earnings	4,813.6	4,287.6

	8,159.6	7,532.2
Less: Treasury stock at cost; 131.5 and 132.0 shares	(3,893.5)	(3,904.7)

Total stockholders’ equity	4,266.1	3,627.5

Total liabilities and stockholders’ equity	$15,452.2	$16,047.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended

	Sept. 6,	Sept. 7,	Sept. 6,	Sept. 7,
	2003	2002	2003	2002

Sales	$7,778.3	$7,508.0	$23,065.5	$22,388.4
Cost of goods sold	(5,446.0)	(5,198.9)	(16,150.0)	(15,389.9)

Gross profit	2,332.3	2,309.1	6,915.5	6,998.5
Operating and administrative expense	(1,913.6)	(1,778.9)	(5,678.4)	(5,316.2)

Operating profit	418.7	530.2	1,237.1	1,682.3
Interest expense	(92.6)	(87.2)	(275.0)	(248.3)
Other income, net	5.0	5.1	10.2	18.4

Income from continuing operations before income taxes and cumulative effect of accounting change	331.1	448.1	972.3	1,452.4
Income taxes	(127.8)	(167.2)	(373.2)	(541.5)

Income from continuing operations before cumulative effect of accounting change	203.3	280.9	599.1	910.9
Discontinued operations:
Income from operations of Dominick’s	3.8	0.6	4.1	17.8
Adjustment to loss on disposal of Dominick’s	(4.8)	—	(377.3)	—

(Loss) income from discontinued operations before income taxes	(1.0)	0.6	(373.2)	17.8
Income tax benefit (expense), net	0.2	(0.2)	300.2	(6.0)

(Loss) income from discontinued operations	(0.8)	0.4	(73.0)	11.8
Income before cumulative effect of accounting change	202.5	281.3	526.1	922.7
Cumulative effect of accounting change	—	—	—	(700.0)

Net income	$202.5	$281.3	$526.1	$222.7

Basic earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.46	$0.60	$1.36	$1.90
(Loss) income from discontinued operations (including loss on disposal)	—	—	(0.17)	0.02
Cumulative effect of accounting change	—	—	—	(1.45)

Net income	$0.46	$0.60	$1.19	$0.47

Diluted earnings (loss) per share:
Income from continuing operations before cumulative effect of accounting change	$0.46	$0.60	$1.34	$1.88
(Loss) income from discontinued operations (including loss on disposal)	(0.01)	—	(0.16)	0.02
Cumulative effect of accounting change	—	—	—	(1.44)

Net income	$0.45	$0.60	$1.18	$0.46

Weighted average shares outstanding - basic	441.8	465.7	441.5	478.3

Weighted average shares outstanding - diluted	446.6	471.4	446.3	485.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	36 Weeks Ended

	September 6,	September 7,
	2003	2002

OPERATING ACTIVITIES
Net income	$526.1	$222.7
Loss (income) from discontinued operations, net of tax	73.0	(11.8)
Cumulative effect of accounting change	—	700.0

Income from continuing operations	599.1	910.9
Reconciliation to net cash flow from operating activities:
Depreciation expense	585.3	552.6
LIFO expense	6.9	2.3
Equity in losses (earnings) of unconsolidated affiliates, net	1.3	(9.9)
Net pension expense	89.1	21.2
(Gain) loss on property retirements	(3.3)	29.6
Other	23.2	11.9
Change in working capital items:
Receivables and prepaid expenses	107.3	23.4
Income taxes	176.9	211.9
Inventories at FIFO cost	114.2	34.9
Payables and accruals	(328.6)	(296.2)

Net cash flow from operating activities	1,371.4	1,492.6

INVESTING ACTIVITIES
Cash paid for property additions	(566.7)	(887.9)
Proceeds from sale of property	151.1	49.6
Other	(28.2)	(25.5)

Net cash flow used by investing activities	(443.8)	(863.8)

FINANCING ACTIVITIES
Additions to short-term borrowings	1.9	3.7
Payments on short-term borrowings	(2.6)	—
Additions to long-term borrowings	90.8	1,909.6
Payments on long-term borrowings	(1,003.6)	(1,296.4)
Purchase of treasury stock	—	(1,288.4)
Net proceeds from exercise of stock options	8.6	27.0
Other	(0.9)	(11.7)

Net cash flow used by financing activities	(905.8)	(656.2)

DISCONTINUED OPERATIONS
Net cash from discontinued operations	11.8	39.6

Increase in cash and equivalents	33.6	12.2
CASH AND EQUIVALENTS
Beginning of period	73.7	65.7

End of period	$107.3	$77.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 6, 2003 and September 7, 2002 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2002 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 6, 2003 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2003 and $2.3 million during the first 36 weeks of 2002. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Cost of Goods Sold

Cost of goods sold includes costs of inventory and related purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs, and other costs of Safeway’s distribution network. In addition, advertising and promotional expenses are a component of cost of goods sold. Vendor allowances are also included as an element of cost of goods sold.

Vendor allowances totaled $475 million for the third quarter of 2003 and $469 million for the third quarter of 2002. Vendor allowances totaled $1.4 billion for the first 36 weeks of 2003 and 2002. These allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

Promotional allowances make up nearly three-quarters of all allowances. Vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). The vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period and the slotting allowances do not exceed Safeway’s cost to place the new product on the shelf.

Contract allowances make up the remainder of all allowances. Typically vendors pay Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Slotting and promotional allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of sales as volume thresholds are achieved or through the passage of time.

Operating and Administrative Expense

Operating and administrative expense consists primarily of store occupancy costs and backstage expenses which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

Comprehensive income consists primarily of net income and foreign currency translation adjustments. Total comprehensive income was $170.0 million for the third quarter of 2003 compared to total comprehensive income of $272.5 million for the third quarter of 2002. Total comprehensive income was $626.4 million for the first 36 weeks of 2003 compared to total comprehensive income of $239.2 million for the first 36 weeks of 2002.

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

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for the Company in the first quarter of 2003. The Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $10.3 million of allowances from the first quarter to the second quarter of 2003.

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

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of the grant. The following table illustrates the effect on net income and earnings per share for the first 12 and 36 weeks of 2003 and 2002 as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per-share amounts):

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	12 weeks	12 weeks	36 weeks	36 weeks
	ended,	ended,	ended,	ended,
	Sept. 6, 2003	Sept. 7, 2002	Sept. 6, 2003	Sept. 7, 2002

Net income – as reported	$202.5	$281.3	$526.1	$222.7
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10.7)	(12.2)	(34.4)	(35.5)

Net income – pro forma	$191.8	$269.1	$491.7	$187.2

Basic earnings per share:
As reported	$0.46	$0.60	$1.19	$0.47
Pro forma	0.43	0.58	1.11	0.39
Diluted earnings per share:
As reported	$0.45	$0.60	$1.18	$0.46
Pro forma	0.43	0.57	1.10	0.39

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2003 and 2002 by geographic operating segment is as follows (in millions):

	2003				2002

	U.S.	Canada		Total	U.S.		Canada		Total

Balance – beginning of year	$2,783.4	$62.8		$2,846.2	$3,553.9		$62.1		$3,616.0
Genuardi’s acquisition	—	—		—	23.4	(1)	—		23.4
Cumulative effect of accounting change	—	—		—	(111.0	)(2)	—		(111.0)
Other adjustments	(1.9)	8.8	(4)	6.9	22.0	(3)	1.3	(4)	23.3

Balance – end of period	$2,781.5	$71.6		$2,853.1	$3,488.3		$63.4		$3,551.7

(1)	Primarily represents final purchase price allocation adjustments related to the acquisition of Genuardi’s Family Markets, Inc.

(2)	Represents cumulative effect of adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(3)	Primarily represents reclassifications in connection with the consolidation of certain affiliates due to increases in Safeway’s ownership of these affiliates.

(4)	Represent foreign currency translations adjustments.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at September 6, 2003 and December 28, 2002 (in millions):

	September 6, 2003		December 28, 2002

	Long-term	Current	Long-term	Current

Commercial paper	$903.9		$1,744.1
Bank credit agreement, unsecured	—		25.3
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	200.0		200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
3.80% Senior Notes due 2005, unsecured	225.0		225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
6.05% Senior Notes due 2003, unsecured	—	$350.0	—	$350.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	400.0		400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.625% Senior Notes due 2003, unsecured	—	400.0	—	400.0
9.65% Senior Subordinated Debentures due 2004, unsecured	—	81.2	81.2
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
Mortgage notes payable, secured	22.5	13.4	33.5	6.2
Other notes payable, unsecured	14.2	2.3	16.1	5.5
Medium-term notes, unsecured	—	—	—	16.5
Short-term bank borrowings, unsecured	5.2	3.1	5.5	2.1

	$6,049.3	$850.0	$7,009.2	$780.3

NOTE F - FURR’S AND HOMELAND CHARGE

In 2001, Safeway recorded a pre-tax charge to earnings of $42.7 million to recognize estimated lease liabilities associated with the bankruptcies of Furr’s Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”). At December 28, 2002, there was $18.6 million remaining in this accrual. During the first 36 weeks of 2003 Safeway adjusted the accrual by $1.0 million due to resolution of certain leases and by $2.5 million as cash was paid out, leaving a balance of $17.1 million at September 6, 2003 which will be paid monthly for leases with remaining terms up to 25 years.

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

NOTE H – DISCONTINUED OPERATIONS

Since management’s decision during the fourth quarter of 2002 to sell Dominick’s and exit the Chicago market, Dominick’s operations have been presented as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying footnotes and the rest of the statistical and financial information included herein, unless otherwise noted.

Loss from discontinued operations was $0.8 million in the third quarter of 2003, consisting of $3.8 million income from operations, $4.8 million negative adjustment to the estimated loss on disposal and $0.2 million income tax benefit. Loss from discontinued operations was $73.0 million in the first 36 weeks of 2003, consisting of $4.1 million income from operations, $377.3 million negative adjustment to the estimated loss on disposal and $300.2 million income tax benefit. The adjustments to the estimated loss on disposal were based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value during 2003, Safeway has recorded a net current tax benefit of $300.2 million, consisting of a gross tax benefit of $535.9 million less a reserve of $235.7 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities, which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. In accordance with SFAS No. 144, no depreciation was charged to discontinued operations after year-end 2002. Corporate overhead is not included in discontinued store operations. Income from discontinued operations was $0.4 million in the third quarter of 2002 and $11.8 million for the first 36 weeks of 2002. Sales at discontinued operations were $498.4 million in the third quarter of 2003 and $1.5 billion for the first 36 weeks of 2003 compared to sales of $549.0 million in the third quarter of 2002 and $1.7 billion for the first 36 weeks of 2002. The following table presents Dominick’s major classes of assets and liabilities as of September 6, 2003 and December 28, 2002 (in millions):

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Sept. 6, 2003	December 28, 2002

Current assets	$235.5	$252.9
Property, net	424.9	520.5
Other long-term assets	0.4	279.9
Current debt, including obligations under capital leases	(20.3)	(17.4)
Other current liabilities	(197.0)	(192.2)
Long-term debt, including obligations under capital leases	(81.1)	(91.1)
Other long-term liabilities	(47.4)	(52.6)

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the third quarter ended September 6, 2003 was $202.5 million ($0.45 per share). Net income for the third quarter of 2002 was $281.3 million ($0.60 per share).

Income from continuing operations was $203.3 million ($0.46 per share) for the third quarter of 2003. Income from continuing operations for the third quarter of 2002 was $280.9 million ($0.60 per share).

Included in results from continuing operations for 2003 are employee buyout and severance costs, primarily in Alberta, Canada, totaling $9.7 million ($0.013 per share).

Third-quarter 2003 comparable store sales increased 0.8% while identical store sales (which exclude replacement stores) rose 0.2%. Excluding the effect of fuel sales, comparable store sales declined 0.9% and identical store sales declined 1.5%. Total sales increased to $7.8 billion from $7.5 billion in the third quarter of 2002, primarily due to new store openings and additional fuel sales. Sales were impacted by continued softness in the economy.

Gross profit decreased 78 basis points to 29.98% of sales in the third quarter of 2003 from gross profit of 30.76% in the third quarter of 2002, primarily due to higher fuel sales, moderately higher shrink and increases in advertising expense. Cost of goods sold includes costs of inventory and related purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs, and other costs of Safeway’s distribution network. In addition, advertising and promotional expenses are a component of cost of goods sold. Vendor allowances are also included as an element of cost of goods sold.

Vendor allowances totaled $475 million for the third quarter of 2003 and $469 million for the third quarter of 2002 and can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

Promotional allowances make up nearly three-quarters of all allowances. Vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). The vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period and the slotting allowances do not exceed Safeway’s cost to place the new product on the shelf.

Contract allowances make up the remainder of all allowances. Typically vendors pay Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities. Operating and administrative expense increased 91 basis points to 24.60% of sales in the third quarter of 2003 compared to operating and administrative expense of 23.69% of sales in the third quarter of 2002 primarily due to higher health care, pension and workers’ compensation costs and the employee buyout discussed above, combined with soft sales.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense increased to $92.6 million in the third quarter of 2003 compared to $87.2 million in the third quarter of 2002 primarily due to less interest allocated to discontinued operations in 2003. In accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest expense was allocated to discontinued operations based on the ratio of Dominick’s net assets to total Safeway net assets. Allocated interest decreased in the third quarter of 2003 because Dominick’s net assets have decreased relative to total Safeway net assets.

For the first 36 weeks of 2003, net income was $526.1 million ($1.18 per share) on sales of $23.1 billion compared to income before the cumulative effect of an accounting change of $922.7 million ($1.90 per share) on sales of $22.4 billion for the first 36 weeks of 2002. Income from continuing operations was $599.1 million ($1.34 per share) for the first 36 weeks of 2003 compared to income from continuing operations before the cumulative effect of an accounting change of $910.9 million ($1.88 per share) in 2002. The gross profit margin decreased to 29.98% in the first 36 weeks of 2003 from 31.26% in 2002. Vendor allowances totaled $1.4 billion for the first 36 weeks of 2003 and 2002. Operating and administrative expense increased to 24.62% of sales in the first 36 weeks of 2003 from 23.75% in the first 36 weeks of 2002. Results for the 36 weeks ended September 6, 2003 were the result of the same trends experienced for the 12 weeks ended September 6, 2003, which are discussed above. Safeway recorded a $700 million charge for the cumulative effect of an accounting change related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002. Net income after the cumulative effect of accounting change was $222.7 million ($0.46 per share) for the first 36 weeks of 2002.

On October 11, 2003, seven UFCW local unions struck the Company’s 289 stores in Southern California. Safeway has developed contingency plans to continue to operate the stores with replacement workers. At this time Safeway cannot specifically estimate the impact on store operations, but does not expect the dispute to have a significant impact on its financial position.

Discontinued Operations

Since management’s decision during the fourth quarter of 2002 to sell Dominick’s and exit the Chicago market, Dominick’s operations have been presented as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Dominick’s results are reflected separately in the Company’s consolidated financial statements and Dominick’s information is excluded from the accompanying footnotes and the rest of the statistical and financial information included herein, unless otherwise noted.

Loss from discontinued operations was $0.8 million in the third quarter of 2003, consisting of $3.8 million income from operations, $4.8 million negative adjustment to the estimated loss on disposal and $0.2 million income tax benefit. Loss from discontinued operations was $73.0 million in the first 36 weeks of 2003, consisting of $4.1 million income from operations, $377.3 million negative adjustment to the estimated loss on disposal and $300.2 million income tax benefit. The adjustments to the estimated loss on disposal were based on indications of the value of Dominick’s obtained during the sale process. As a result of the adjustment of Dominick’s net assets to a lower estimated fair value during 2003, Safeway has recorded a net current tax benefit of $302.0 million, consisting of a gross tax benefit of $535.9 million less a reserve of $235.7 million. The estimates of fair value and of the tax benefits are based on management’s judgment with respect to a number of factors, including current indications of interest, the ability to sell Dominick’s, the terms and the timing of the sale and the likelihood of realizing the tax benefit. Changes in estimates or application of alternative assumptions could produce significantly different results. The final determination as to the fair value of Dominick’s and amount of tax benefit will be made when more information is known and is dependent on a number of factors, including the Company’s ability to complete the sale of Dominick’s, the timing and terms of any such disposition, examination by taxing authorities, which could result in the elimination of some or all of the tax benefit, and possible changes in tax laws.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loss from discontinued store operations includes all direct charges to operations at Dominick’s as well as allocated interest expense. In accordance with SFAS No. 144, no depreciation was charged to discontinued operations after year-end 2002. Corporate overhead is not included in discontinued store operations. Income from discontinued operations was $0.4 million in the third quarter of 2002 and $11.8 million for the first 36 weeks of 2002. Sales at discontinued operations were $498.4 million in the third quarter of 2003 and $1.5 billion for the first 36 weeks of 2003 compared to sales of $549.0 million in the third quarter of 2002 and $1.7 billion for the first 36 weeks of 2002.

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

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” provides that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for the Company in the first quarter of 2003. The Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $10.3 million of allowances from the first quarter to the second quarter of 2003.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $1,371.4 million in the first 36 weeks of 2003 compared to net cash flow from operating activities of $1,492.6 million in the first 36 weeks of 2002. This decline is due primarily to lower income from continuing operations in 2003 compared to 2002, partly offset by improvement in working capital.

Net cash flow used by investing activities for the first 36 weeks of the year decreased to $443.8 million in 2003 compared to $863.8 million in 2002, due primarily to lower cash capital expenditures in 2003 and greater proceeds from the sale of property.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flow used by financing activities was $905.8 million in the first 36 weeks of 2003 and $656.2 million in the first 36 weeks of 2002, due primarily to the utilization of cash from operations to pay down debt.

The Company did not repurchase any Safeway common stock during the first 36 weeks of 2003. From initiation of the Company’s share repurchase program in 1999 through the end of the third quarter of 2003, Safeway has repurchased 87 million shares of common stock at a total purchase price of $2.9 billion, leaving $0.6 billion available for repurchases under the current level authorized by the Company’s board of directors. The timing and volume of future repurchases will depend on market conditions.

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

Capital Expenditure Program

During the first 36 weeks of 2003, Safeway invested $566.7 million in cash capital expenditures, opened 31 new stores and closed 24 stores. The Company expects to spend approximately $1.1 billion in 2003 while opening 35 to 40 new stores and completing approximately 100 remodels.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, same-store sales, capital expenditures, acquisitions, loss on sale of Dominick’s and related tax benefits, share repurchases, improvements in operations, gross margin and costs, shrink reduction efforts, centralization of operations, the valuation of goodwill and our investments in other companies and debt reductions and are indicated by words or phrases such as “estimates,” “on-going,” “expects,” “comfortable,” “guidance,” “management believes,” the Company believes,” “the Company intends,” “we believe,” “we intend,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs including our ability to implement our programs to centralize buying and merchandising and realize savings from that program and the potential operating effects of implementing that program; results of our programs to reduce and control shrink; results of our programs to increase sales, including private-label sales and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; various risks and uncertainties concerning the planned sale of Dominick’s (including whether Safeway is able to dispose of Dominick’s, the timing and manner of sale, the price paid, the terms of the sale, changes in tax law, and review by taxing authorities), changes in financial performance of other companies in which we have investments, including GroceryWorks and the amount of any inventory adjustment at Casa Ley; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers and the effect of labor strikes, including the current strike in Southern California; changes in state or federal legislation, regulation or judicial developments; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

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

Item 6(a). Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Item 6(b). Reports on Form 8-K

On July 24, 2003, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure (Information provided under Item 12 – Results of Operations and Financial Condition).”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2003	/s/ Steven A. Burd

Steven A. Burd
Chairman, President
and Chief Executive Officer

Date: October 20, 2003	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Executive Vice President
and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED September 6, 2003

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications