Form 10-K/A
period 2002-12-28
SAFEWAY INC
filed 2003-10-24
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 1-41

SAFEWAY INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3019135

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5918 Stoneridge Mall Road
Pleasanton, California	94588

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                  (925)467-3000

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered

	Common Stock, $0.01 par value per share	New York Stock Exchange
9.30%	Senior Secured Debentures due 2007	New York Stock Exchange
9.65%	Senior Subordinated Debentures due 2004	New York Stock Exchange
9.875%	Senior Subordinated Debentures due 2007	New York Stock Exchange
6.85%	Senior Notes due 2004	New York Stock Exchange
7.00%	Senior Notes due 2007	New York Stock Exchange
7.45%	Senior Debentures due 2027	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked for price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of Registrant as of [     ], 2003 was approximately $[     ] billion.

As of [     ], 2003, there were issued and outstanding [     ] million shares of the Registrant’s common stock.

PART II
Item 9A. Controls and Procedures
SIGNATURES
Exhibit 23
Exhibit 31
Exhibit 32

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Safeway Inc. (the “Company”) for the fiscal year ended December 28, 2002 as filed with the Securities and Exchange Commission on March 27, 2003 is being filed to restate Item 9A of Part II in its entirety (formerly Item 14 of Part III).

PART II

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. As of the end of the period covered by this report, management believes that there are reasonable assurances that the Company’s controls and procedures will achieve management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change in the Company’s internal controls or in other factors which has materially affected, or is reasonably likely to materially affect, the Company’s internal controls subsequent to the date the Company carried out its evaluation.

SAFEWAY INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2003	SAFEWAY INC.

/s/ Steven A. Burd

Steven A. Burd Chairman, President and Chief Executive Officer