Form 10-K/A
period 2002-12-28
SAFEWAY INC
filed 2003-10-24
CIK 86144

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked for price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of Registrant as of June 14, 2003 was approximately 8.4 billion.

As of October 13, 2003, there were issued and outstanding 442.3 million shares of the Registrant’s common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Safeway Inc. (the “Company”) for the fiscal year ended December 28, 2002 as filed with the Securities and Exchange Commission on March 27, 2003 is being filed to restate Item 9A of Part II in its entirety (formerly Item 14 of Part III).

Except as expressly stated herein, this Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 9A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded. processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, as of December 28, 2002, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports. There has been no change in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2003	SAFEWAY INC.

/s/ Vasant M. Prablin

Vasant M. Prablin Chief Financial Officer