Form 10-K/A
period 2002-12-28
SAFEWAY INC
filed 2003-10-24
CIK 86144

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked for price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of Registrant as of June 14, 2003 was approximately $8.4 billion.

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

/s/ Vasant M. Prabhu

Vasant M. Prabhu Chief Financial Officer