Form 10-Q/A
period 2003-09-06
SAFEWAY INC
filed 2003-11-18
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Safeway Inc. (the “Company”) for the quarterly period ended September 6, 2003 as filed with the Securities and Exchange Commission on October 20, 2003 is being filed to restate Item 4 of Part I in its entirety.

Except as expressly stated herein, this Form 10-Q/A continues to speak as of the date of the original filing of the Quarterly Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

Item 4. Controls and Procedures.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 6, 2003, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 6, 2003 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2003	/s/ Steven A. Burd

Steven A. Burd
Chairman, President
and Chief Executive Officer

Date: November 18, 2003	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Executive Vice President
and Chief Financial Officer

3

Exhibit Index

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

4