Form 10-K/A
period 2002-12-28
SAFEWAY INC
filed 2003-11-19
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 4

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

EXPLANATORY NOTE

On October 24, 2003, Safeway Inc. (the “Company”) inadvertently filed three Amendments No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 due to errors made by the Company’s financial printer. This Amendment No. 4 to the Annual Report on Form 10-K is being filed to restate the accurate version of that Amendment No. 1. These amendments restate Item 9A of Part II of the Annual Report in its entirety.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of December 28, 2002, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended December 28, 2002 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003	SAFEWAY INC.

/s/ Vasant M. Prabhu

Vasant M. Prabhu Chief Financial Officer

Exhibit Index

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications