Form 10-K/A
period 2004-01-03
SAFEWAY INC
filed 2004-03-26
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

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

SAFEWAY INC. AND SUBSIDIARIES

EXPLANATORY NOTE

On March 18, 2004, Safeway Inc. (the “Company”) filed the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Exhibit 23.1 to the Annual Report on Form 10-K misstated the date of the independent auditors’ report. This amendment is being filed with the corrected Exhibit 23.1.

Except as expressly stated herein, this Form 10-K/A continues to speak as of the date of the original filing of the Annual Report, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SAFEWAY INC.

By:	/s/ David F. Bond	Date: March 25, 2004

David F. Bond
Senior Vice President, Finance and Control
(Principal Financial and Accounting Officer)

SAFEWAY INC. AND SUBSIDIARIES

LIST OF EXHIBITS FILED WITH FORM 10-K/A

FOR THE PERIOD ENDED January 3, 2004

Exhibit 23.1	Independent Auditors’ Consent.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.