Form 10-Q
period 2004-03-27
SAFEWAY INC
filed 2004-05-06
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2004 there were issued and outstanding 446.3 million shares of the registrant’s common stock

SAFEWAY INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 27, 2004	January 4, 2004
ASSETS

Current assets:
Cash and equivalents	$177.1	$174.8
Receivables	396.5	383.2
Merchandise inventories	2,623.9	2,642.2
Prepaid expenses and other current assets	262.4	307.5

Total current assets	3,459.9	3,507.7

Property	14,072.4	14,024.8
Less accumulated depreciation and amortization	(5,663.6)	(5,619.0)

Property, net	8,408.8	8,405.8

Goodwill	2,402.7	2,404.9
Prepaid pension costs	398.6	418.7
Investment in unconsolidated affiliates	191.3	191.8
Other assets	168.8	167.8

Total assets	$15,030.1	$15,096.7

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 27, 2004	January 4, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$608.7	$699.5
Current obligations under capital leases	51.3	50.5
Accounts payable	1,616.7	1,509.6
Accrued salaries and wages	369.7	406.0
Other accrued liabilities	705.4	798.7

Total current liabilities	3,351.8	3,464.3

Long-term debt:
Notes and debentures	6,319.8	6,404.0
Obligations under capital leases	654.6	668.3

Total long-term debt	6,974.4	7,072.3

Deferred income taxes	421.8	421.9
Accrued claims and other liabilities	595.3	493.9

Total liabilities	11,343.3	11,452.4

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share;
1,500 shares authorized; 576.9 and 575.4 shares outstanding	5.8	5.8
Additional paid-in capital	3,355.2	3,334.6
Deferred stock compensation	(15.2)	(14.0)
Accumulated other comprehensive income	63.9	87.5
Retained earnings	4,160.9	4,117.8

	7,570.6	7,531.7
Less: Treasury stock at cost; 131.0 and 131.2 shares	(3,883.8)	(3,887.4)

Total stockholders’ equity	3,686.8	3,644.3

Total liabilities and stockholders’ equity	$15,030.1	$15,096.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

C ONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 27, 2004	March 22, 2003
Sales	$7,638.8	$8,043.3
Cost of goods sold	(5,362.2)	(5,655.0)

Gross profit	2,276.6	2,388.3

Operating and administrative expense	(2,121.4)	(2,019.7)
Goodwill impairment charges	—	(256.5)

Operating profit	155.2	112.1

Interest expense	(96.2)	(103.7)
Other income, net	3.1	2.5

Income before income taxes	62.1	10.9

Income tax (expense) benefit	(19.0)	151.7

Net income	$43.1	$162.6

Earnings per share:
Basic	$0.10	$0.37

Diluted	$0.10	$0.36

Weighted average shares outstanding:
Basic	444.1	441.2

Diluted	448.3	446.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 27, 2004	March 22, 2003
OPERATING ACTIVITIES:
Net income	$43.1	$162.6
Reconciliation to net cash flow from operating activities:
Goodwill impairment charges	—	256.5
Property impairment charges	10.1	46.2
Depreciation expense	202.5	197.7
LIFO expense	2.3	2.3
Equity in losses of unconsolidated affiliates, net	0.5	1.1
Net pension expense	25.9	29.4
Loss (gain) on property retirements and lease exit costs	34.5	(2.0)
Other	38.3	2.7
Change in working capital items:
Receivables and prepaid expenses	29.5	57.9
Inventories at FIFO cost	8.6	70.0
Income taxes	(11.7)	(197.3)
Payables and accruals	4.5	(393.6)

Net cash flow from operating activities	388.1	233.5

INVESTING ACTIVITIES:
Cash paid for property additions	(237.2)	(133.6)
Proceeds from sale of property	57.4	38.8
Other	(26.1)	(11.9)

Net cash flow used by investing activities	(205.9)	(106.7)

FINANCING ACTIVITIES:
Payments on short-term borrowings	(1.0)	—
Additions to long-term borrowings	28.5	81.2
Payments on long-term borrowings	(217.6)	(200.5)
Net proceeds from exercise of stock options	12.5	3.5
Other	(0.1)	—

Net cash flow used by financing activities	(177.7)	(115.8)

Effect of changes in exchange rates on cash	(2.2)	0.2
Increase in cash and equivalents	2.3	11.2

CASH AND EQUIVALENTS:
Beginning of period	174.8	76.0

End of period	$177.1	$87.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 27, 2004 and March 22, 2003 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2003 Annual Report to Stockholders on Form 10-K. The results of operations for the 12 weeks ended March 27, 2004 are not necessarily indicative of the results expected for the full year.

During the fourth quarter of 2002, Safeway decided to sell Dominick’s and exit the Chicago market. After the winning bidder and the unions representing Dominick’s could not reach an agreement on a labor contract, Safeway announced that it was taking Dominick’s off the market in November 2003. Accordingly, Dominick’s is classified in continuing operations. Prior year amounts have been reclassified to include Dominick’s in continuing operations to conform to the current year’s presentation.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 12 weeks of 2004 and 2003. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $493.0 million for the first quarter of 2004 and $505.0 million for the first quarter of 2003. Vendor allowances did not materially impact the Company’s gross profit in the first quarter of 2004 and the first quarter of 2003 because Safeway spends the allowances received on pricing promotions, advertising expenses and slotting expenses. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Slotting and promotional allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first quarter of 2004, total comprehensive income was $19.5 million which primarily consists of $43.1 million of net income offset by $23.7 million of foreign currency translation adjustments.

Total comprehensive income was $210.8 million for the first quarter of 2003 which primarily consists of $162.6 million of net income and $48.0 million of foreign currency translation adjustments.

NOTE B – NEW ACCOUNTING STANDARDS

In March 2004, the FASB issued Staff Position SFAS No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-b supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-b is expected to be effective for the first interim period beginning after June 15, 2004. Safeway is continuing to evaluate the impact of SFAS 106-b’s recognition, measurement and disclosure provisions on its financial statements.

In December 2003, the FASB published a revision to FIN No. 46 (hereafter referred to as “FIN No. 46R”) to clarify some of the provisions of FIN No. 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. These rules are effective for financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have any impact on Safeway’s financial statements, as the Company does not have any variable interest entities.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C – STOCK-BASED EMPLOYEE COMPENSATION

Safeway accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

	12 weeks ended, March 27, 2004	12 weeks ended, March 22, 2003
Net income – as reported	$43.1	$162.6
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	0.5	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.7)	(11.9)

Net income – pro forma	$31.9	$150.7

Basic earnings per share:
As reported	$0.10	$0.37
Pro forma	0.07	0.34
Diluted earnings per share:
As reported	$0.10	$0.36
Pro forma	0.07	0.34

NOTE D – GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2004 and 2003 by geographic area is as follows (in millions):

	2004				2003
	U.S.	Canada		Total	U.S.		Canada		Total
Balance – beginning of year	$2,328.3	$76.6		$2,404.9	$3,062.9		$62.8		$3,125.7
Impairment charges	—	—		—	(256.5)		—		(256.5)
Other adjustments	(0.7)	(1.5	)(1)	(2.2)	(23.7	)(2)	3.9	(1)	(19.8)

Balance – end of period	$2,327.6	$75.1		$2,402.7	$2,782.7		$66.7		$2,849.4

(1)	Represents foreign currency translation adjustments.

(2)	Primarily represents adjustment to pre-acquisition tax accrual.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E – FINANCING

Notes and debentures were composed of the following at March 27, 2004 and January 3, 2004 (in millions):

	March 27, 2004		January 3, 2004
	Long-term	Current	Long-term	Current
Commercial paper	$1,120.8		$1,210.6
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	—	$200.0	—	$200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	—	400.0	—	400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.80% Senior Notes due 2005, unsecured	225.0		225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
Floating Rate Senior Notes due 2005, unsecured	150.0		150.0
2.5% Senior Notes due 2005, unsecured	200.0		200.0
4.125% Senior Notes due 2008, unsecured	300.0		300.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
9.65% Senior Subordinated Debentures due 2004, unsecured	—	—	—	81.2
Mortgage notes payable, secured	25.1	4.9	20.2	13.5
Other notes payable, unsecured	13.7	2.7	13.8	2.7
Short-term bank borrowings, unsecured	6.7	1.1	5.9	2.1

	$6,319.8	$608.7	$6,404.0	$699.5

NOTE F – PENSION PLAN

The following table provides the components of net pension expense for U.S. retirement plans for the first 12 weeks of 2004 and 2003 (in millions):

	12 weeks ended, March 27, 2004	12 weeks ended, March 22, 2003
Estimated return on assets	$30.5	$25.6
Service cost	(21.5)	(19.1)
Interest cost	(19.6)	(18.5)
Amortization of prior service cost	(3.8)	(3.5)
Amortization of unrecognized losses	(7.2)	(10.9)

Net pension expense	$(21.6)	$(26.4)

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company made no contributions to its U.S. defined benefit pension plan trusts in the first quarter of 2004. For the remainder of 2004, Safeway currently anticipates contributing a total of approximately $1.0 million to these trusts.

NOTE G – CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 48 and 49 of the 2003 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted below.

In the action entitled In re Safeway, Inc. Derivative Litigation, the defendants have filed motions to dismiss, which are pending.

Guarantees

Note L to the Company’s consolidated financial statements, under the caption “Furrs and Homeland Charge” on page 49 of the 2003 Annual Report to Stockholders provides information on contingent liabilities for the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. With respect to other divested operations, Safeway is unable to determine its maximum potential obligation, should there be any defaults, because information about the total number of leases from these divested operations that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses, beyond those recorded, would not be material to Safeway’s operating results, cash flow or financial position.

Note P to the Company’s consolidated financial statements, under the caption “Guarantees” on page 50 of the 2003 Annual Report to Stockholders provides information on guarantees required under FIN No. 45.

NOTE H – STORE CLOSING AND OTHER CHARGES

Operating and administrative expense in the first quarter of 2004 included charges of $45.7 million of store lease-exit costs related to the previously announced closure of 12 under-performing Dominick’s stores. Also included in the first quarter of 2004 were charges related to the settlement of the Southern California strike; $36.5 million for the contribution to the union health and welfare trust fund and $9.3 million for a contract ratification bonus.

Operating and administrative expense in the first quarter of 2003 included $256.5 million for the Dominick’s goodwill impairment charge and $46.2 million of impairment charges for Dominick’s long-lived assets.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2004 was $43.1 million ($0.10 per diluted share) and was significantly affected by a strike in Southern California and the impact of the previously announced closure of 12 under-performing Dominick’s stores. The Company estimates that the strike in Southern California and the previously announced closure of 12 under-performing Dominick’s stores reduced first quarter earnings by $122.0 million after tax ($0.27 per share) and $28.5 million after tax ($0.06 per share), respectively.

Net income for the first quarter of 2003 was $162.6 million ($0.36 per diluted share) and included a charge of $279.8 million after tax ($0.63 per share) for impairment of Dominick’s goodwill and long-lived assets. The Company also recorded a $249.0 million ($0.55 per share) net tax benefit related to the planned Dominick’s sale which was subsequently reversed in the fourth quarter of 2003 when Dominick’s was taken off the market. Net income for the first quarter of 2003 was also affected by adopting Emerging Issues Task Force (“EITF”) No. 02-16, on accounting for vendor allowances, which reduced first quarter 2003 earnings by $6.4 million after tax ($0.01 per share).

STRIKE IMPACT On October 11, 2003, seven UFCW local unions struck the Company’s 289 stores in Southern California. An agreement ending the strike was reached on February 26, 2004 and was ratified by the unions on February 28, 2004. The overall cost of the strike reduced first quarter 2004 earnings by approximately $122.0 million after tax ($0.27 per share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike at strike-affected stores. The estimate includes a contribution of $22.7 million after tax to the union health and welfare trust fund, a contract ratification bonus of $5.8 million after tax and the Company’s benefit for the quarter under an agreement with Kroger and Albertson’s that arises out of the multi-employer bargaining process in Southern California.

DOMINICK’S STORE CLOSING COSTS In January of 2004, Safeway announced it would incur a charge to close 12 under-performing Dominick’s stores in the first quarter of 2004. Closure of these stores resulted in a charge of $28.5 million after tax ($0.06 per share) in the quarter. This primarily represents store-lease exit charges determined by estimating future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining term, net of estimated recoveries that may be achieved through subletting properties or through favorable lease terminations.

SALES Total sales decreased to $7.6 billion in the first quarter of 2004 from $8.0 billion in the first quarter of 2003, primarily due to the impact of the Southern California strike, partially offset by new store openings and additional fuel sales. Fuel sales are becoming an increasingly larger part of the Company’s sales mix. Below is a summary of same-store sales increases/(decreases) for the first quarter of 2004 :

	Comparable- Store Sales (includes replacement stores)	Identical- Store Sales (excludes replacement stores)
INCLUDING FUEL:
Excluding strike-affected stores	0.5%	0.1%
EXCLUDING FUEL:
Excluding strike-affected stores	(0.8)%	(1.3)%

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT Gross profit represents the portion of sales revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also a component of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold.

Gross profit increased 11 basis points to 29.80% of sales in the first quarter of 2004 from 29.69% in the first quarter of 2003. The net impact of the strike in Southern California, the Dominick’s store closures and the initial impact of adopting EITF 02-16 in the first quarter of 2003 reduced gross profit 34 basis points in the first quarter of 2004 compared to 2003. The remaining 45-basis point increase was primarily due to the increased benefits from centralizing the Company’s marketing and procurement functions, partly offset by a higher mix of lower margin fuel sales in 2004.

Vendor allowances totaled $493.0 million for the first quarter of 2004 and $505.0 million for the first quarter of 2003. Vendor allowances did not materially impact the Company’s gross profit in the first quarter of 2004 and the first quarter of 2003 because Safeway spends the allowances received on pricing promotions, advertising expenses and slotting expenses. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

To reduce the complexity and administrative expense of managing vendor allowances, the Company intends to emphasize lower net pricing from its vendors instead of allowances. Therefore, Safeway expects vendor allowances to decline gradually over time.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities. Operating and administrative expense increased 266 basis points to 27.77% of sales in the first quarter of 2004 compared to operating and administrative expense of 25.11% of sales in the first quarter of 2003. Of this increase, 175 basis points were attributable to the 2004 Dominick’s store closure costs, partially offset by a decrease of 57 basis points due to the write down of long lived assets at Dominick’s in 2003. The remaining 93 basis point increase was primarily due to higher employee benefits, higher workers’ compensation costs, and increased store occupancy costs.

INTEREST EXPENSE Interest expense decreased to $96.2 million in the first quarter of 2004 compared to $103.7 million in the first quarter of 2003 primarily due to lower average borrowings in 2004. Despite the strike, the Company reduced total debt outstanding by $187.9 million to $7.63 billion during the first quarter of 2004.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX (EXPENSE) BENEFIT Income tax expense was $19.0 million in the first quarter of 2004, including a $4.5 million benefit arising from settlements with various taxing authorities. In the first quarter of 2003, income taxes were a benefit of $151.7 million. This included a tax benefit of $249.0 million related to the planned Dominick’s sale that was subsequently reversed in the fourth quarter of 2003.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2003 Annual Report to Stockholders includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closing and impairment charges, employee benefit plans, and goodwill.

New Accounting Pronouncements

In March 2004, the FASB issued Staff Position SFAS No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-b supersedes SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-b is expected to be effective for the first interim period beginning after June 15, 2004. Safeway is continuing to evaluate the impact of SFAS 106-b’s recognition, measurement and disclosure provisions on its financial statements.

In December 2003, the FASB published a revision to FIN No. 46 (hereafter referred to as “FIN No. 46R”) to clarify some of the provisions of FIN No. 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. These rules are effective for financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have any impact on Safeway’s financial statements, as the Company does not have any variable interest entities.

Liquidity and Financial Resources

Cash flow from operating activities was $388.1 million in the first quarter of 2004 and $233.5 million in the first quarter of 2003. The increase is due primarily to changes in working capital, largely in accrued liabilities and accounts payable. This was partially offset by lower net income adjusted for non-cash items.

Cash flow used by investing activities for the first quarter of 2004 increased to $205.9 million in 2004 compared to $106.7 million in 2003 primarily because of higher capital expenditures.

Cash flow used by financing activities was $177.7 million in 2004 and $115.8 million in 2003 reflecting the utilization of cash from operations to pay down debt.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including borrowing under Safeway’s commercial paper program and bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and bank credit agreement.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, Safeway is required under a material covenant in its bank credit agreement to maintain certain interest coverage and debt coverage ratios. As of March 27, 2004, the Company was in compliance with the covenant requirements. If Safeway does not maintain these ratios, its ability to borrow under the bank credit agreement would be impaired.

Capital Expenditure Program

During the first 12 weeks of 2004, Safeway invested $237.2 million in cash capital expenditures. The Company opened 3 new stores and closed 12 stores. For the year, the Company expects to spend between $1.2 billion and $1.4 billion in cash capital expenditures. This will involve approximately 40 new stores and 120 remodels.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, earnings, pension plan contributions, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance and the resolution of lawsuits challenging certain provisions of the agreement with Kroger and Albertson’s that arise out of the multi-employer bargaining process in Southern California; work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions (such as Chicago and Arizona) or are scheduled to expire in the near future (such as Portland, Seattle, Northern California, Denver and Las Vegas); changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 15 of the Company’s 2003 Annual Report to Stockholders.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of March 27, 2004, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 27, 2004 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 48 and 49 of the 2003 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted below.

In the action entitled In re Safeway, Inc. Derivative Litigation, the defendants have filed motions to dismiss, which are pending.

Item 6(a).	Exhibits

Exhibit 10	Employment agreement made and entered into as of April 10, 2004 by and between Safeway Inc. and Brian Cornell.

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

Item 6(b).	Reports on Form 8-K

On February 17, 2004, the Company filed a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

On February 12, 2004, the Company filed a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	/s/ Steven A. Burd

Steven A. Burd
Chairman, President and Chief Executive Officer

Date: May 6, 2004	/s/ Robert L. Edwards

Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED March 27, 2004

Exhibit 10	Employment agreement made and entered into as of April 10, 2004 by and between Safeway Inc. and Brian Cornell.

Exhibit 11.1	Computation of Earnings Per Common Share

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.