Form 10-Q/A
period 2004-03-27
SAFEWAY INC
filed 2004-06-25
CIK 86144

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

As of April 30, 2004 there were issued and outstanding 446.3 million shares of the registrant’s common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for Safeway, Inc. (the “Company”) for the quarterly period ended March 27, 2004 is being filed solely to effect the amendment described below.

In Part I, Item 2, under the caption “Operating and Administrative Expense,” some wording in the second to the last sentence was inadvertently omitted from the Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2004. In accordance with applicable rules, we have restated the entire Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Except as expressly stated herein, this Form 10-Q/A continues to speak as of the date of the original filing of the Quarterly Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. No changes have been made to the financial statements or other information contained in the Form 10-Q.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities. Operating and administrative expense increased 266 basis points to 27.77% of sales in the first quarter of 2004 compared to operating and administrative expense of 25.11% of sales in the first quarter of 2003. Of this increase, 175 basis points were attributable to the estimated impact of the strike and 55 basis points were attributable to the 2004 Dominick’s store closure costs, partially offset by a decrease of 57 basis points due to the write down of long lived assets at Dominick’s in 2003. The remaining 93 basis point increase was primarily due to higher employee benefits, higher workers’ compensation costs, and increased store occupancy costs.

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

Forward -Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, earnings, pension plan contributions, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance and the resolution of lawsuits challenging certain provisions of the agreement with Kroger and Albertson’s that arise out of the multi-employer bargaining process in Southern California; work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions (such as Chicago and Arizona) or are scheduled to expire in the near future (such as Portland, Seattle, Northern California, Denver and Las Vegas); changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 24, 2004	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: June 24, 2004	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q/A FOR THE PERIOD

ENDED March 27, 2004

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.