Form 10-Q
period 2004-06-19
SAFEWAY INC
filed 2004-07-29
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of July 23, 2004 there were issued and outstanding 446.9 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 19, 2004	January 3, 2004
ASSETS

Current assets:
Cash and equivalents	$206.4	$174.8
Receivables	323.5	383.2
Merchandise inventories	2,629.5	2,642.2
Prepaid expenses and other current assets	185.6	307.5

Total current assets	3,345.0	3,507.7

Property	14,255.1	14,024.8
Less accumulated depreciation and amortization	(5,850.2)	(5,619.0)

Property, net	8,404.9	8,405.8

Goodwill	2,399.4	2,404.9
Prepaid pension costs	373.9	418.7
Investment in unconsolidated affiliates	192.3	191.8
Other assets	171.5	167.8

Total assets	$14,887.0	$15,096.7

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 19, 2004	January 3, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$608.5	$699.5
Current obligations under capital leases	48.0	50.5
Accounts payable	1,638.5	1,509.6
Accrued salaries and wages	372.3	406.0
Other accrued liabilities	782.2	798.7

Total current liabilities	3,449.5	3,464.3

Long-term debt:
Notes and debentures	5,930.8	6,404.0
Obligations under capital leases	650.9	668.3

Total long-term debt	6,581.7	7,072.3
Deferred income taxes	421.8	421.9
Accrued claims and other liabilities	626.7	493.9

Total liabilities	11,079.7	11,452.4

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 577.6 and 575.4 shares outstanding	5.8	5.8
Additional paid-in capital	3,364.1	3,334.6
Deferred stock compensation	(17.6)	(14.0)
Accumulated other comprehensive income	20.7	87.5
Retained earnings	4,316.1	4,117.8

	7,689.1	7,531.7
Less: Treasury stock at cost; 130.9 and 131.2 shares	(3,881.8)	(3,887.4)

Total stockholders’ equity	3,807.3	3,644.3

Total liabilities and stockholders’ equity	$14,887.0	$15,096.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Sales	$8,361.1	$8,248.1	$15,999.9	$16,291.4
Cost of goods sold	(5,957.4)	(5,764.3)	(11,319.6)	(11,419.3)

Gross profit	2,403.7	2,483.8	4,680.3	4,872.1
Operating and administrative expense	(2,086.7)	(2,126.4)	(4,208.1)	(4,146.1)
Goodwill impairment charges	—	—	—	(256.5)

Operating profit	317.0	357.4	472.2	469.5
Interest expense	(95.5)	(102.0)	(191.7)	(205.7)
Other income, net	4.7	2.7	7.8	5.2

Income before income taxes	226.2	258.1	288.3	269.0
Income taxes (expense) benefit	(71.0)	(97.1)	(90.0)	54.6

Net income	$155.2	$161.0	$198.3	$323.6

Earnings per share:
Basic	$0.35	$0.36	$0.45	$0.73

Diluted	$0.35	$0.36	$0.44	$0.73

Weighted average shares outstanding:
Basic	445.6	441.4	444.8	441.3

Diluted	449.4	445.8	448.8	445.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 19, 2004	June 14, 2003
OPERATING ACTIVITIES:
Net income	$198.3	$323.6
Reconciliation to net cash flow from operating activities:
Goodwill impairment charges	—	256.5
Property impairment charges	14.6	120.1
Depreciation expense	406.2	392.4
LIFO expense	4.6	4.6
Equity in (earnings) losses of unconsolidated affiliates, net	(0.5)	3.1
Net pension expense	51.7	59.1
Loss on property retirements and lease exit costs	34.6	2.5
Other	72.4	(1.0)
Change in working capital items:
Receivables and prepaid expenses	172.0	107.4
Inventories at FIFO cost	(13.5)	107.3
Income taxes	34.9	(118.8)
Payables and accruals	72.4	(233.0)

Net cash flow from operating activities	1,047.7	1,023.8

INVESTING ACTIVITIES:
Cash paid for property additions	(479.4)	(376.0)
Proceeds from sale of property	80.3	68.8
Other	(33.0)	(31.4)

Net cash flow used by investing activities	(432.1)	(338.6)

FINANCING ACTIVITIES:
Additions to short-term borrowings	—	1.9
Payments on short-term borrowings	(1.0)	(1.7)
Additions to long-term borrowings	28.5	90.8
Payments on long-term borrowings	(621.2)	(773.3)
Net proceeds from exercise of stock options	17.2	5.4
Other	0.1	—

Net cash flow used by financing activities	(576.4)	(676.9)

Effect of changes in exchange rates on cash	(7.6)	2.3

Increase in cash and equivalents	31.6	10.6

CASH AND EQUIVALENTS:
Beginning of period	174.8	76.0

End of period	$206.4	$86.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 19, 2004 and June 14, 2003 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2003 Annual Report to Stockholders. The results of operations for the 12 and 24 weeks ended June 19, 2004 are not necessarily indicative of the results expected for the full year.

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

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2004 and 2003. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $527.9 million for the second quarter of 2004 and $492.3 million for the second quarter of 2003. Vendor allowances totaled $1.0 billion for the first 24 weeks of 2004 and 2003. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in a store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or until volume thresholds are achieved.

Slotting and promotional allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first 24 weeks of 2004, total comprehensive income was $131.5 million which primarily consisted of $198.3 million of net income offset by $67.1 million of foreign currency translation adjustments.

For the first 24 weeks of 2003, total comprehensive income was $456.4 million which primarily consisted of $323.6 million of net income and $132.5 million of foreign currency translation adjustments.

NOTE B - NEW ACCOUNTING STANDARDS

In June 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-2 is expected to be effective for the first interim period beginning after June 15, 2004. Safeway is continuing to evaluate the impact of SFAS 106-2’s recognition, measurement and disclosure provisions on its financial statements.

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

Safeway accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

	12 weeks ended, June 19, 2004	12 weeks ended, June 14, 2003	24 weeks ended, June 19, 2004	24 weeks ended, June 14, 2003
Net income – as reported	$155.2	$161.0	$198.3	$323.6
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	0.7	—	1.2	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.2)	(11.8)	(24.9)	(23.6)

Net income – pro forma	$142.7	$149.2	$174.6	$300.0

Basic earnings per share:
As reported	$0.35	$0.36	$0.45	$0.73
Pro forma	0.32	0.34	0.39	0.68
Diluted earnings per share:
As reported	$0.35	$0.36	$0.44	$0.73
Pro forma	0.32	0.33	0.39	0.67

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2004 by geographic area is as follows (in millions):

	2004
	U.S.	Canada		Total
Balance – beginning of year	$2,328.3	$76.6		$2,404.9
Adjustments	(1.0)	(4.5	)(1)	(5.5	)(1)

Balance – end of period	$2,327.3	$72.1		$2,399.4

(1)	Represents foreign currency translation adjustments in Canada.

NOTE E - FINANCING

Notes and debentures were composed of the following at June 19, 2004 and January 3, 2004 (in millions):

	June 19, 2004		January 3, 2004
	Long-term	Current	Long-term	Current
Commercial paper	$735.1		$1,210.6
9.30% Senior Secured Debentures due 2007	24.3		24.3
6.85% Senior Notes due 2004, unsecured	—	$200.0	—	$200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	—	400.0	—	400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.80% Senior Notes due 2005, unsecured	225.0		225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
Floating Rate Senior Notes due 2005, unsecured	150.0		150.0
2.5% Senior Notes Due 2005, unsecured	200.0		200.0
4.125% Senior Notes due 2008, unsecured	300.0		300.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
9.65% Senior Subordinated Debentures due 2004, unsecured	—	—	—	81.2
Mortgage notes payable, secured	24.3	4.6	20.2	13.5
Other notes payable, unsecured	11.7	2.9	13.8	2.7
Other bank borrowings, unsecured	6.2	1.0	5.9	2.1

	$5,930.8	$608.5	$6,404.0	$699.5

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – PENSION PLAN

The following table provides the components of net pension expense for U.S. retirement plans for the 12 and 24 weeks ended June 19, 2004 and June 14, 2003 (in millions):

	12 weeks ended, June 19, 2004	12 weeks ended, June 14, 2003	24 weeks ended, June 19, 2004	24 weeks ended, June 14, 2003
Estimated return on assets	$30.5	$25.6	$60.9	$51.3
Service cost	(21.5)	(19.1)	(42.9)	(38.1)
Interest cost	(19.6)	(18.5)	(39.2)	(37.0)
Amortization of prior service cost	(3.8)	(3.5)	(7.6)	(7.1)
Amortization of unrecognized losses	(7.2)	(10.9)	(14.5)	(21.9)

Net pension expense	$(21.6)	$(26.4)	$(43.3)	$(52.8)

The Company made $0.4 million of contributions to its U.S. defined benefit pension plan trusts in the first 24 weeks of 2004. For the remainder of 2004, Safeway currently anticipates contributing an additional $0.3 million to these trusts.

NOTE G - CONTINGENCIES

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

NOTE H – STORE CLOSING AND OTHER CHARGES

Operating and administrative expense in the 24 weeks of 2004 included charges of $45.7 million of store lease exit costs related to the previously announced closure of 12 under-performing Dominick’s stores. Also included in the 24 weeks of 2004 were charges related to the settlement of the Southern California strike: $36.5 million for the contribution to the Southern California union health and welfare trust fund and $9.3 million for a contract ratification bonus.

Operating and administrative expense in the 24 weeks of 2003 included $256.5 million for the Dominick’s goodwill impairment charge and $116.0 million of impairment charges for Dominick’s long-lived assets.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12 WEEKS ENDED JUNE 19, 2004 COMPARED WITH 12 WEEKS ENDED JUNE 14, 2003

Net income was $155.2 million ($0.35 per diluted share) for the second quarter ended June 19, 2004. This result includes the estimated impact of approximately $50 million, after tax ($0.11 per share) as the Company recovers from the strike in Southern California.

Net income was $161.0 million ($0.36 per diluted share) for the second quarter of 2003. Included in these results were an impairment charge for Dominick’s of $41.6 million, after tax ($0.10 per share) and restructuring and other expenses totaling $9.9 million, after tax ($0.02 per share).

STRIKE IMPACT On October 11, 2003 seven UFCW local unions struck the Company’s 289 stores in Southern California. An agreement ending the strike was reached on February 26, 2004. As expected, promotional pricing, direct marketing and the introduction of new proprietary products, such as Ranchers Reserve Beef, have improved sales in Southern California, but not yet to pre-strike levels. The overall cost of the strike reduced second quarter 2004 earnings by approximately $50 million, after tax ($0.11 per share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike at strike-affected stores. There can be no assurance that the strike-affected stores would have performed to these internal forecasts.

SALES Total sales increased to $8.4 billion in the second quarter of 2004 from $8.2 billion in 2003, primarily due to additional fuel sales and new store openings. Additional fuel sales were due to higher fuel prices, increases in the number of gallons per station and an increased number of fuel stations. Excluding sales at strike-affected stores, comparable store sales increased 2.3% and identical store (which exclude replacement stores) sales increased 1.9%. Further, excluding the effect of fuel sales, comparable store sales were flat and identical store sales declined 0.4%.

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

Gross profit decreased 136 basis points to 28.75% of sales in the second quarter of 2004 from 30.11% in the second quarter of 2003. The estimated impact of the strike reduced gross profit by 63 basis points. Higher fuel sales (which have a lower gross margin) reduced gross profit by 80 basis points. Higher advertising expense reduced gross profit by 23 basis points. The remaining 30 basis point increase in non-fuel gross profit was primarily attributable to improved shrink and lower cost of goods from centralized procurement.

Vendor allowances totaled $527.9 million for the second quarter of 2004 and $492.3 million for the second quarter of 2003. Vendor allowances did not materially impact the Company’s gross profit during the second quarter of 2004 or 2003 because Safeway spends the allowances received on pricing promotions, advertising expenses and slotting expenses. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

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

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or until volume thresholds are achieved.

To reduce the complexity and administrative expense of managing vendor allowances, the Company intends to emphasize lower net pricing from its vendors instead of allowances.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined 82 basis points to 24.96% of sales in the second quarter of 2004 from 25.78% in the second quarter of 2003. The Dominick’s impairment charge, restructuring charges and other expenses in 2003 increased operating and administrative expense as a percentage of sales by 104 basis points. The strike in 2004 increased operating and administrative expense as a percentage of sales by an estimated 23 basis points.

Safeway was recently notified that it will be required to contribute an additional $30 million to two Northern California UFCW multi-employer health and welfare plans for its share of funding deficits in the second half of 2004.

For most of the 2003 fiscal year, Dominick’s was classified as an asset held for sale. In the fourth quarter of 2003, Safeway announced that Dominick’s was no longer held for sale. As a result, the second quarter 2003 estimated loss on disposal has been reclassified as a 2003 operating and administrative expense.

INTEREST EXPENSE Interest expense declined to $95.5 million in the second quarter of 2004 compared to $102.0 million in the second quarter of 2003 primarily because the Company reduced debt by $584 million from $7.8 billion at year-end 2003 to $7.2 billion at June 19, 2004.

INCOME TAX EXPENSE Income tax expense was $71.0 million, or 31.4% of pretax income, in the second quarter of 2004, compared to $97.1 million, or 37.6%, in the second quarter of 2003. Safeway’s effective tax rate declined in the second quarter of 2004 due to a tax benefit of $12.5 million arising from the resolution of various tax issues.

24-WEEKS ENDED JUNE 19, 2004 COMPARED WITH 24-WEEKS ENDED JUNE 14, 2003

Net income for the first 24 weeks of 2004 was $198.3 million ($0.44 per diluted share) compared to $323.6 million ($0.73 per diluted share) for the first 24 weeks of 2003. The strike in Southern California reduced net income for the first 24 weeks of 2004 by an estimated $0.38 per share. Primarily as a result of the strike, sales declined 1.8% to $16.0 billion in the first 24 weeks of 2004 from $16.3 billion in 2003. The gross profit margin decreased 66 basis points to 29.25% in 2004 from 29.91% in 2003. Operating and administrative expense increased 85 basis points to 26.30% of sales from 25.45% in 2003.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

In June 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-2 is expected to be effective for the first interim period beginning after June 15, 2004. Safeway is continuing to evaluate the impact of SFAS 106-2’s recognition, measurement and disclosure provisions on its financial statements.

Liquidity and Financial Resources

Net cash flow from operating activities was $1,047.7 million for the first 24 weeks of 2004 compared to $1,023.8 million for the first 24 weeks of 2003. Continued strong cash flow from operating activities was the result of net income before depreciation and favorable changes in certain working capital items.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, increased to $432.1 million for the first 24 weeks of 2004 compared to $338.6 million in 2003.

Net cash flow used by financing activities, which consists principally of cash used to pay down debt, was $576.4 million for the first 24 weeks of 2004 and $676.9 million in 2003.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including borrowing under Safeway’s commercial paper program, bank credit agreement and issuances of public debt, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program, bank credit agreement, or to issue public debt.

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, Safeway is required under a material covenant in its bank credit agreement to maintain certain interest coverage and debt coverage ratios. On May 20, 2004, the bank credit agreement was amended, in conjunction with its annual renewal, to change the maximum leverage ratio to 4:00:1:00. As of June 19, 2004, the Company was in compliance with the covenant requirements. If Safeway does not maintain these ratios, its ability to borrow under the bank credit agreement would be impaired.

On July 27, 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.0 billion of debt securities and/or common stock. The Company may issue debt or equity securities in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

Capital Expenditure Program

During the first 24 weeks of 2004, Safeway invested $479.4 million in cash capital expenditures. For the year, the Company expects to spend between $1.2 billion and $1.4 billion in cash capital expenditures and open approximately 40 new stores and complete 120 remodels.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, earnings, pension plan contributions, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, currency valuations, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance and the resolution of lawsuits challenging certain provisions of the agreement with Kroger and Albertson’s that arise out of the multi-employer bargaining process in Southern California; work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions (such as Chicago) or are scheduled to expire in the near future (such as Seattle, Northern California, Denver and Las Vegas); changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; unanticipated events or changes in real estate matters; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 19, 2004, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended June 19, 2004 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 20, 2004, at which the stockholders voted on proposals as follows:

	Votes For	Votes Against or Withheld	Votes Abstained	Broker Non-Votes
Proposal 1. Election of Directors
Steven A. Burd	318,844,928	65,227,444	N/A	N/A
Robert I. MacDonnell	327,493,549	56,578,823	N/A	N/A
William Y. Tauscher	328,293,616	55,778,756	N/A	N/A
Proposal 2. Ratification of Appointment of Independent Auditors for Fiscal 2004	371,572,344	10,279,388	2,220,640	N/A
Proposal 3. Approval of Amendment to Restated Certificate of Incorporation	376,225,197	5,382,234	2,464,941	N/A
Proposal 4. Approval of the Stock Option Exchange Program for Employees	236,082,972	107,968,826	2,340,985	37,679,589
Proposal 5. Stockholder Proposal Regarding Independent Director as Chairman of the Board	114,922,605	228,875,308	2,594,870	37,679,589
Proposal 6. Stockholder Proposal Regarding Cumulative Voting	84,482,962	197,215,509	64,694,312	37,679,589
Proposal 7. Stockholder Proposal Regarding Report on Impact of Genetically Engineered Food	17,597,901	301,035,680	27,759,202	37,679,589
Proposal 8. Stockholder Proposal Regarding Sustainability Report	62,500,552	252,599,566	31,292,665	37,679,589
Proposal 9. Stockholder Proposal Regarding Political Contribution & Participation Report	23,491,177	302,567,141	20,334,465	37,679,589
Proposal 10. Stockholder Proposal Regarding Expensing Stock Options	175,558,809	165,800,904	5,033,070	37,679,589

Item 6(a). Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-3 Registration filed on July 27, 2004).

Exhibit 4(i).1	Form of First Amendment dated May 22, 2003 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders.

Exhibit 4(i).2	Form of Second Amendment dated May 20, 2004 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders.

Exhibit 10(iii).27*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).28*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).29*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).30*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan.

Exhibit 10(iii).31*	Amendment dated May 2, 2004 to the 2002 Equity Incentive Plan of Safeway Inc.

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004.

Exhibit 10(iii).33*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited.

Exhibit 10(iii).34*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited.

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

Item 6(b). Reports on Form 8-K

On July 27, 2004, the Company furnished to the SEC a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

On June 21, 2004, the Company filed a current report on Form 8-K under “Item 11. Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans.”

On May 26, 2004, the Company furnished to the SEC a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

On May 4, 2004, the Company furnished to the SEC a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

On April 16, 2004, the Company furnished to the SEC a current report on Form 8-K under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 29, 2004	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED June 19, 2004

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-3 Registration filed on July 27, 2004).

Exhibit 4(i).1	Form of First Amendment dated May 22, 2003 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders.

Exhibit 4(i).2	Form of Second Amendment dated May 20, 2004 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders.

Exhibit 10(iii).27*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).28*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).29*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc.

Exhibit 10(iii).30*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan.

Exhibit 10(iii).31*	Amendment dated May 2, 2004 to the 2002 Equity Incentive Plan of Safeway Inc.

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004.

Exhibit 10(iii).33*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited.

Exhibit 10(iii).34*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited.

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.