Form 10-Q
period 2004-09-11
SAFEWAY INC
filed 2004-10-21
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2004

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

As of October 15, 2004 there were issued and outstanding 447.5 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 11, 2004	January 3, 2004
ASSETS
Current assets:
Cash and equivalents	$476.7	$174.8
Receivables	336.5	383.2
Merchandise inventories	2,638.1	2,642.2
Prepaid expenses and other current assets	226.2	307.5

Total current assets	3,677.5	3,507.7

Property	14,547.9	14,024.8
Less accumulated depreciation and amortization	(6,100.9)	(5,619.0)

Property, net	8,447.0	8,405.8
Goodwill	2,401.3	2,404.9
Prepaid pension costs	350.3	418.7
Investment in unconsolidated affiliates	192.1	191.8
Other assets	174.1	167.8

Total assets	$15,242.3	$15,096.7

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 11, 2004	January 3, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes and debentures	$835.6	$699.5
Current obligations under capital leases	44.1	50.5
Accounts payable	1,693.1	1,509.6
Accrued salaries and wages	378.3	406.0
Other accrued liabilities	833.1	798.7

Total current liabilities	3,784.2	3,464.3

Long-term debt:
Notes and debentures	5,719.3	6,404.0
Obligations under capital leases	643.7	668.3

Total long-term debt	6,363.0	7,072.3
Deferred income taxes	420.7	421.9
Accrued claims and other liabilities	648.2	493.9

Total liabilities	11,216.1	11,452.4

Commitments and contingencies

Stockholders' equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 578.1 and 575.4 shares outstanding	5.8	5.8
Additional paid-in capital	3,369.8	3,334.6
Deferred stock compensation	(16.7)	(14.0)
Accumulated other comprehensive income	72.6	87.5
Retained earnings	4,475.3	4,117.8

	7,906.8	7,531.7
Less: Treasury stock at cost; 130.9 and 131.2 shares	(3,880.6)	(3,887.4)

Total stockholders' equity	4,026.2	3,644.3

Total liabilities and stockholders' equity	$15,242.3	$15,096.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 11, 2004	September 6, 2003	September 11, 2004	September 6, 2003
Sales	$8,297.0	$8,276.5	$24,296.9	$24,567.9
Cost of goods sold	(5,880.4)	(5,802.2)	(17,200.0)	(17,221.5)

Gross profit	2,416.6	2,474.3	7,096.9	7,346.4
Operating and administrative expense	(2,122.1)	(2,048.2)	(6,330.2)	(6,194.3)
Goodwill impairment charges	—	—	—	(256.5)

Operating profit	294.5	426.1	766.7	895.6
Interest expense	(96.5)	(101.0)	(288.2)	(306.7)
Other income, net	3.7	5.0	11.5	10.2

Income before income taxes	201.7	330.1	490.0	599.1
Income taxes expense	(42.5)	(127.6)	(132.5)	(73.0)

Net income	$159.2	$202.5	$357.5	$526.1

Earnings per share:
Basic	$0.36	$0.46	$0.80	$1.19

Diluted	$0.35	$0.45	$0.80	$1.18

Weighted average shares outstanding:
Basic	446.0	441.8	445.2	441.5

Diluted	449.7	446.6	449.1	446.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 11, 2004	September 6, 2003
OPERATING ACTIVITIES:
Net income	$357.5	$526.1
Reconciliation to net cash flow from operating activities:
Goodwill impairment charges	—	256.5
Property impairment charges	25.0	130.5
Depreciation expense	614.8	585.3
LIFO expense	6.9	6.9
Equity in (earnings) losses of unconsolidated affiliates, net	(0.3)	1.3
Net pension expense	77.6	89.1
Loss (gain) on property retirements and lease exit costs	18.9	(1.2)
Increase in accrued claims and other liabilities	104.8	11.8
Other	(0.3)	(1.9)
Change in working capital items:
Receivables and prepaid expenses	121.3	111.7
Inventories at FIFO cost	(8.6)	152.7
Income taxes	52.7	(123.4)
Payables and accruals	155.7	(328.5)

Net cash flow from operating activities	1,526.0	1,416.9

INVESTING ACTIVITIES:
Cash paid for property additions	(751.8)	(582.8)
Proceeds from sale of property	149.3	153.9
Other	(44.1)	(36.6)

Net cash flow used by investing activities	(646.6)	(465.5)

FINANCING ACTIVITIES:
Additions to short-term borrowings	0.7	1.9
Payments on short-term borrowings	(1.1)	(2.6)
Additions to long-term borrowings	778.5	90.8
Payments on long-term borrowings	(1,370.7)	(1,016.1)
Net proceeds from exercise of stock options	21.2	8.6
Other	(5.8)	—

Net cash flow used by financing activities	(577.2)	(917.4)

Effect of changes in exchange rates on cash	(0.3)	(0.9)
Increase in cash and equivalents	301.9	33.1

CASH AND EQUIVALENTS:
Beginning of period	174.8	76.0

End of period	$476.7	$109.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 11, 2004 and September 6, 2003 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2003 Annual Report to Stockholders. The results of operations for the 12 and 36 weeks ended September 11, 2004 are not necessarily indicative of the results expected for the full year.

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

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2004 and 2003. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $511.7 million for the third quarter of 2004 and $508.1 million for the third quarter of 2003. Vendor allowances totaled $1.5 billion for the first 36 weeks of 2004 and 2003. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first 36 weeks of 2004, total comprehensive income was $342.6 million which primarily consisted of $357.5 million of net income offset by $16.1 million of foreign currency translation adjustments.

For the first 36 weeks of 2003, total comprehensive income was $626.4 million which primarily consisted of $526.1 million of net income and $99.8 million of foreign currency translation adjustments.

NOTE B - NEW ACCOUNTING STANDARDS

In June 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-2 became effective in the third quarter of 2004 and did not have any effect on the Company’s financial statements.

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

	12 weeks ended, Sept. 11, 2004	12 weeks ended, Sept. 6, 2003	36 weeks ended, Sept. 11, 2004	36 weeks ended, Sept. 6, 2003
Net income – as reported	$159.2	$202.5	$357.5	$526.1
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	0.6	—	1.8	—
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12.0)	(10.7)	(36.9)	(34.4)

Net income – pro forma	$147.8	$191.8	$322.4	$491.7

Basic earnings per share:
As reported	$0.36	$0.46	$0.80	$1.19
Pro forma	0.33	0.43	0.72	1.11
Diluted earnings per share:
As reported	$0.35	$0.45	$0.80	$1.18
Pro forma	0.33	0.43	0.72	1.10

In September 2004, Safeway initiated a voluntary exchange program for stock options and stock rights having an exercise price greater than $35.00 to eligible employees. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The exchange program ended on October 5, 2004 and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million will be issued on or after April 7, 2005 at the fair market value on the date of the grant to those eligible employees still employed at the date of issuance. Such replacement stock options will have a six year term and will vest over five years.

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2004 by geographic area is as follows (in millions):

	2004
	U.S.	Canada		Total
Balance – beginning of year	$2,328.3	$76.6		$2,404.9
Adjustments	(2.5)	(1.1	)(1)	(3.6	)(1)

Balance – end of period	$2,325.8	$75.5		$2,401.3

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at September 11, 2004 and January 3, 2004 (in millions):

	September 11, 2004		January 3, 2004
	Long-term	Current	Long-term	Current
Commercial paper	—		$1,210.6
9.30% Senior Secured Debentures due 2007	$24.3		24.3
6.85% Senior Notes due 2004, unsecured	—	$200.0	—	$200.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.25% Senior Notes due 2004, unsecured	—	400.0	—	400.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
6.15% Senior Notes due 2006, unsecured	700.0		700.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
3.80% Senior Notes due 2005, unsecured	—	225.0	225.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
Floating Rate Senior Notes due 2005, unsecured	150.0		150.0
2.5% Senior Notes due 2005, unsecured	200.0		200.0
4.125% Senior Notes due 2008, unsecured	300.0		300.0
4.95% Senior Notes due 2010, unsecured	500.0		—
5.625% Senior Notes due 2014, unsecured	250.0		—
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
9.65% Senior Subordinated Debentures due 2004, unsecured	—	—	—	81.2
Mortgage notes payable, secured	22.2	6.7	20.2	13.5
Other notes payable, unsecured	11.7	2.9	13.8	2.7
Other bank borrowings, unsecured	6.9	1.0	5.9	2.1

	$5,719.3	$835.6	$6,404.0	$699.5

On July 27, 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.0 billion of debt securities and/or common stock. In August 2004, Safeway issued senior unsecured debt securities consisting of $500 million of 4.95% Notes due 2010 and $250 million of 5.625% Notes due 2014. Proceeds from the notes were used to repay borrowings under the U.S. commercial paper program. On September 15, 2004, the Company repaid $200 million of 6.85% Senior Notes and $400 million of 7.25% Senior Notes, as required, with the remaining proceeds and borrowings under the commercial paper program.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – PENSION PLAN

The following table provides the components of net pension expense for U.S. retirement plans for the 12 and 36 weeks ended September 11, 2004 and September 6, 2003 (in millions):

	12 weeks ended, Sept. 11, 2004	12 weeks ended, Sept. 6, 2003	36 weeks ended, Sept. 11, 2004	36 weeks ended, Sept. 6, 2003
Estimated return on assets	$30.5	$25.6	$91.5	$76.9
Service cost	(21.5)	(19.1)	(64.5)	(57.2)
Interest cost	(19.6)	(18.5)	(58.8)	(55.4)
Amortization of prior service cost	(3.8)	(3.5)	(11.4)	(10.6)
Amortization of unrecognized losses	(7.2)	(10.9)	(21.7)	(32.9)

Net pension expense	$(21.6)	$(26.4)	$(64.9)	$(79.2)

The Company made $1.1 million of contributions to its U.S. defined benefit pension plan trusts in the first 36 weeks of 2004. Safeway does not currently anticipate any additional contributions to these trusts for the remainder of 2004.

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

NOTE H – STORE CLOSING AND OTHER CHARGES

Operating and administrative expense in the first 36 weeks of 2004 included charges of $45.7 million of store lease exit costs related to the closure of 12 under-performing Dominick’s stores and $19.7 million of required contributions to two Northern California UFCW multi-employer health and welfare plans. Also included in the 36 weeks of 2004 were charges related to the settlement of the Southern California strike: $36.5 million for the contribution to the Southern California union health and welfare trust fund and $9.3 million for a contract ratification bonus.

Operating and administrative expense in the first 36 weeks of 2003 included $120.8 million of impairment charges for Dominick’s long-lived assets. Also included in operating profit in the first 36 weeks of 2003 was a $256.5 million charge for Dominick’s goodwill impairment.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12 WEEKS ENDED SEPTEMBER 11, 2004 COMPARED WITH 12 WEEKS ENDED SEPTEMBER 6, 2003

Net income was $159.2 million ($0.35 per diluted share) for the third quarter ended September 11, 2004. This result reflects the ongoing impact of the strike in Southern California that ended in the first quarter of 2004, partially offset by a tax benefit of $32.4 million ($0.07 per diluted share) arising from the resolution of certain tax issues. Net income was $202.5 million ($0.45 per diluted share) for the third quarter of 2003.

Net income for the third quarter 2004 includes an estimated impact of approximately $45 million, after tax ($0.10 per diluted share) as the Company recovers from the strike in Southern California, and also includes contributions to two Northern California UFCW multi-employer health and welfare plans of $12.1 million, after tax ($0.03 per diluted share).

Net income for the third quarter of 2003 included an impairment charge for Dominick’s of $2.9 million, after tax ($0.01 per diluted share) and restructuring and other expenses totaling $6.0 million, after tax ($0.01 per diluted share).

STRIKE IMPACT On October 11, 2003 seven UFCW local unions struck the Company’s 289 stores in Southern California. An agreement ending the strike was reached on February 26, 2004. Post-strike sales have improved, but have not reached pre-strike levels. The Company continues to focus on rebuilding sales through promotional pricing, direct marketing and the introduction of new proprietary products, such as Ranchers Reserve Beef. The estimated overall cost of the strike reduced third quarter 2004 earnings by approximately $45 million, after tax ($0.10 per share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike at strike-affected stores. There can be no assurance that the strike-affected stores would have performed to these internal forecasts.

SALES Total sales remained relatively flat at $8.3 billion in the third quarter of 2004 and 2003, as additional sales from fuel and new store openings were offset by the impact of the strike. Although sales in July were soft for Safeway and other retailers, the Company’s sales strengthened during the balance of the quarter. Excluding sales at strike-affected stores, comparable store sales increased 1.0% and identical store sales (which exclude replacement stores) increased 0.6% for the quarter. Further, excluding the effect of fuel sales, comparable store sales declined 0.5% and identical store sales declined 0.9%.

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

Gross profit decreased 76 basis points to 29.13% of sales in the third quarter of 2004 from 29.89% in the third quarter of 2003. The estimated impact of the strike reduced gross profit by 54 basis points. Higher fuel sales (which have a lower gross margin) reduced gross profit by 34 basis points. Higher advertising expense to support the introduction of new proprietary products reduced gross profit by 16 basis points. The remaining 28 basis point increase in non-fuel gross profit was primarily attributable to improved shrink and lower cost of goods.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vendor allowances totaled $511.7 million for the third quarter of 2004 and $508.1 million for the third quarter of 2003. Vendor allowances did not materially impact the Company’s gross profit during the third quarter of 2004 or 2003 because Safeway spends the allowances received on pricing promotions, advertising expenses and slotting expenses. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

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

To reduce the complexity and administrative expense of managing vendor allowances, the Company is emphasizing lower net pricing from its vendors instead of allowances.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 83 basis points to 25.58% of sales in the third quarter of 2004 from 24.75% in the third quarter of 2003. This increase consisted primarily of 66 basis points from increased wages and benefits and an estimated 24 basis points from the strike, partly offset by a 28 basis point reduction due to higher fuel sales.

Safeway is required to contribute an additional $30 million to two Northern California UFCW multi-employer health and welfare plans for its share of funding deficits in the second half of 2004. The Company expensed $19.7 million in the third quarter of 2004.

INTEREST EXPENSE Interest expense declined to $96.5 million in the third quarter of 2004 compared to $101.0 million in the third quarter of 2003 primarily because the Company has reduced debt by $580 million from $7.8 billion at year-end 2003 to $7.2 billion at September 11, 2004.

INCOME TAX EXPENSE Income tax expense was $42.5 million, or 21.07% of pretax income, in the third quarter of 2004, compared to $127.6 million, or 38.65%, in the third quarter of 2003. Safeway’s effective tax rate declined in the third quarter of 2004 primarily due to a tax benefit of $32.4 million ($0.07 per diluted share) arising from the resolution of certain tax issues during the quarter.

36-WEEKS ENDED SEPTEMBER 11, 2004 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 6, 2003

Net income for the first 36 weeks of 2004 was $357.5 million ($0.80 per diluted share) compared to $526.1 million ($1.18 per diluted share) for the first 36 weeks of 2003. The strike in Southern California reduced net income for the first 36 weeks of 2004 by an estimated $0.48 per diluted share. Primarily as a result of the strike, sales declined 1.1% to $24.3 billion in the first 36 weeks of 2004 from $24.6 billion in 2003. The gross profit margin decreased 69 basis points to 29.21% in 2004 from 29.90% in 2003. Operating and administrative expense increased 84 basis points to 26.05% of sales from 25.21% in 2003.

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

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” Safeway will perform its annual review of goodwill for impairment in the fourth quarter.

New Accounting Pronouncements

In June 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. SFAS No. 106-2 became effective in the third quarter of 2004 and did not have any effect on the Company’s financial statements.

Liquidity and Financial Resources

Net cash flow from operating activities was $1,526.0 million for the first 36 weeks of 2004 compared to $1,416.9 million for the first 36 weeks of 2003. Continued strong cash flow from operating activities was primarily the result of net income before depreciation and favorable changes in certain working capital items.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, increased to $646.6 million for the first 36 weeks of 2004 compared to $465.5 million in 2003.

Net cash flow used by financing activities, which consists principally of cash used to pay down debt, was $577.2 million for the first 36 weeks of 2004 and $917.4 million in 2003. During the third quarter of 2004, Safeway issued $750 million of senior unsecured debt. A portion of the proceeds was used to repay all of the borrowings under the commercial paper program and the remaining $242 million was invested in short-term securities at quarter-end. Shortly after the end of the quarter, the Company repaid $600 million of senior debt with the short-term securities and borrowings under the commercial paper program. At that point, debt was approximately $242 million lower than the end of the third quarter and $822 million lower than year-end 2003.

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

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program would be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, Safeway is required under a material covenant in its bank credit agreement to maintain certain interest coverage and debt coverage ratios. On May 20, 2004, the bank credit agreement was amended, in conjunction with its annual renewal, to change the maximum leverage ratio to 4.00 to 1.00. As of September 11, 2004, the Company was in compliance with the covenant requirements. If Safeway does not maintain these ratios, its ability to borrow under the bank credit agreement would be impaired.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 27, 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.0 billion of debt securities and/or common stock. The Company may issue debt or equity securities in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans. In August 2004, Safeway issued senior unsecured debt securities consisting of $500 million of 4.95% Notes due 2010 and $250 million of 5.625% Notes due 2014 as discussed above.

Capital Expenditure Program

During the first 36 weeks of 2004, Safeway invested $751.8 million in cash capital expenditures. For the year, the Company expects to spend between $1.3 billion and $1.4 billion in cash capital expenditures and open approximately 30 to 35 new stores and complete approximately 120 to 130 remodels.

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, earnings, pension plan contributions, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, currency valuations, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance and the resolution of lawsuits challenging certain provisions of the agreement with Kroger and Albertson’s that arose out of the multi-employer bargaining process in Southern California; work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; unanticipated events or changes in real estate matters; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 11, 2004, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 11, 2004 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2004	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 21, 2004	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED September 11, 2004

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31	Rule 13(a)-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.