Form 10-K
period 2005-01-01
SAFEWAY INC
filed 2005-03-16
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-00041

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

(Title of Class)

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked for price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of Registrant as of June 19, 2004 was approximately $10.8 billion.

As of March 11, 2005 there were issued and outstanding 447.8 million shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference to the extent specified herein:

Document Description	10-K Part
2004 Annual Report to Stockholders	I, II, III, IV

Proxy Statement for Annual Meeting of Stockholders to be held May 25, 2005, to be filed within 120 days after the end of the fiscal year ended January 1, 2005	III

SAFEWAY INC. AND SUBSIDIARIES

PART I

Item 1. Business and Item 2. Properties

General:

Information appearing on pages 15 through 17 of the 2004 Annual Report to Stockholders of Safeway Inc. (“Safeway” or the “Company”) is incorporated herein by this reference.

Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

Safeway’s corporate website is located at www.safeway.com. You may access our SEC filings free of charge at our corporate website promptly after such material is electronically filed with, or furnished to, the SEC. We also maintain certain corporate governance documents on our website, including the Company’s Corporate Governance Guidelines, our Director Independence Standards, the Code of Business Conduct and Ethics for the Company’s corporate directors, officers and employees, and the charters for our Audit, Nominating and Corporate Governance, and Executive Compensation Committees. We will provide a copy of any such documents to any stockholder who requests it. We do not intend for information found on the Company’s website to be part of this document.

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Capital Expenditures:

Information appearing under the caption “Capital Expenditure Program” on pages 16 and 17 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference.

Safeway stores opened, remodels completed, stores acquired and stores closed during the last five years were as follows:

	Total Five Years	2004	2003	2002	2001	2000
Stores opened:
New locations	183	22	22	51	57	31
Replacements	135	11	18	24	38	44

	318	33	40	75	95	75

Remodels completed: (Note A)
Expansions	105	2	7	34	33	29
“Four-Wall” remodels	818	113	68	169	222	246

	923	115	75	203	255	275

Genuardi’s stores acquired	39	—	—	—	39	—
Stores closed	214	48	31	40	49	46
Total stores at year-end		1,802	1,817	1,808	1,773	1,688

  Note A. Defined as store projects (other than maintenance) generally requiring expenditures in excess of $200,000.

Financial Information About Industry Segments:

Note M to the consolidated financial statements, included on page 50 of the Company’s 2004 Annual Report to Stockholders, is incorporated herein by this reference.

Trademarks:

Safeway has invested significantly in the development and protection of the “Safeway” name. The right to use the “Safeway” name is considered to be an important asset. Safeway also owns approximately 400 other trademarks registered or pending in the United States Patent and Trademark Office, including its product line names such as Safeway, Safeway SELECT, Rancher’s Reserve, Lucerne and Mrs. Wright’s, and the trademarks Pak’n Save Foods, Vons, Pavilions, Dominick’s, Carrs, Randalls, Tom Thumb and Genuardi’s Family Markets. Each trademark registration is for an initial period of 10 or 20 years, depending on its age, and is renewable for as long as the use of the trademark continues. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks. Canada Safeway has also registered certain of its trademarks in Canada.

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Working Capital:

At year-end 2004, working capital consisted of $3.6 billion in current assets and $3.8 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 1. Business and Item 2. Properties (continued)

Employees:

At year-end 2004, Safeway had more than 191,000 full and part-time employees. Approximately 77% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having 3 year terms, with some agreements having terms of up to 5 years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2004, UFCW collective bargaining agreements covering approximately 51,000 employees in the Company’s Vons, Eastern, Phoenix and Seattle stores were ratified. In January and February 2005, contracts in Northern California and Las Vegas covering approximately 25,000 employees were ratified.

During the balance of 2005, UFCW collective bargaining agreements covering employees in the Company’s stores in Wyoming; in-store Bakery Workers agreements in California, Seattle and Portland; and Teamsters agreements covering employees in Safeway’s distribution centers in Southern California, Denver and Seattle come up for renewal. In addition, certain collective bargaining agreements covering Denver Division store employees which expired in 2004 and Dominick’s agreements which expired in 2003 and 2004 are in the process of being renegotiated.

Other Labor Matters:

On October 11, 2003, seven UFCW local unions struck the Company’s 289 stores in Southern California. Safeway estimates the overall cost of the strike reduced 2004 and 2003 earnings by $254.0 million after taxes ($0.57 per diluted share) and $102.9 million after taxes ($0.23 per diluted share), respectively. An agreement ending the strike was reached on February 26, 2004 and was ratified by the unions on February 28, 2004. Employees returned to work beginning March 5, 2004. Additional information concerning the strike is set forth under the caption “Strike Impact” on page 20 of the Company’s 2004 Annual Report to Stockholders and is incorporated herein by this reference.

Financial Information About Foreign and Domestic Operations and Export Sales:

Note M to the consolidated financial statements, included on page 50 of the Company’s 2004 Annual Report to Stockholders and incorporated herein by this reference, contains financial information by geographic area.

Item 3. Legal Proceedings

Information about legal proceedings appearing under the captions “Legal Matters” and “Furr’s and Homeland Charge” as reported in Note L to the consolidated financial statements on pages 49 and 50 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 2004.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. Information as to quarterly sales prices for the Company’s common stock appears in Note P to the consolidated financial statements on page 52 of the Company’s 2004 Annual Report to Stockholders and is incorporated herein by this reference. There were 20,397 stockholders of record as of March 11, 2005; however, approximately 97% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $18.35 at the close of business on March 11, 2005.

Holders of common stock are entitled to receive dividends if, as, and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued. The Company has not paid dividends on common stock through 2004.

Issuer Purchases of Equity Securities

The following table contains information for shares repurchased during the fourth quarter of 2004.

Fiscal period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
September 12, 2004 – October 9, 2004	—	$—	N/A	$N/A
October 10, 2004 – November 6, 2004	—	—	N/A	N/A
November 7, 2004 – December 4, 2004	—	—	N/A	N/A
December 5, 2004 – January 1, 2005	22,730	18.52	N/A	N/A

Total	22,730	$18.52	N/A	$N/A
[1]	Represents shares withheld by issuer from the vested portion of restricted stock awards with a market value equal to the amount of the withholding taxes due.

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Selected Financial Data

The “Five-Year Summary Financial Information” included on pages 18 and 19 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference. The Five-Year Summary should be read in conjunction with the Company’s consolidated financial statements and accompanying notes incorporated by reference in Item 8, Financial Statements and Supplementary Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under the caption “Financial Review” on pages 20 through 28 and under the captions “Capital Expenditure Program” and “Market Risk from Financial Instruments” on pages 16 and 17 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference.

Information regarding the terms of outstanding indebtedness appearing in Note D to the consolidated financial statements on pages 41 and 42 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under the caption “Market Risk from Financial Instruments” on page 17 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

Pages 29 through 55 of the Company’s 2004 Annual Report to Stockholders, which include the consolidated financial statements and the Independent Auditors’ Reports as listed in Item 15(a)1 below, are incorporated herein by this reference.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 9A. Controls and Procedures (continued)

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of January 1, 2005, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended January 1, 2005 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of Safeway Inc. has prepared an annual report on internal control over financial reporting. Management’s report, together with the attestation report of the independent registered public accounting firm, appears on pages 53 and 54 of the Company’s 2004 Annual Report to Stockholders and is incorporated herein by this reference.

Item 9B. Other Information

None.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company. Information on the nominees for election as Directors and the continuing Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

Executive Officers of the Company. The names and ages of the current executive officers of the Company and their positions as of March 11, 2005, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

		Year First Elected
Name and all Positions with the Company Held at March 11, 2005	Age	Officer	Present Office
Steven A. Burd	55	1992	1993
Chairman, President and Chief Executive Officer
Brian C. Cornell (1)	46	2004	2004
Executive Vice President, Chief Marketing Officer
Robert L. Edwards (2)	49	2004	2004
Executive Vice President and Chief Financial Officer
Bruce L. Everette (3)	53	1991	2001
Executive Vice President
Larree M. Renda	46	1991	1999
Executive Vice President Retail Operations, Human Resources, Public Affairs, Labor and Government Relations, Reengineering and Communications
David F. Bond (4)	51	1997	1997
Senior Vice President Finance and Control
David T. Ching	52	1994	1994
Senior Vice President and Chief Information Officer
Dick W. Gonzales (5)	58	1998	1998
Senior Vice President Human Resources
Robert A. Gordon (6)	53	1999	2000
Senior Vice President General Counsel and Chief Governance Officer
Melissa C. Plaisance (7)	45	2004	2004
Senior Vice President Finance and Investor Relations
Kenneth M. Shachmut	56	1994	1999
Senior Vice President Corporate Reengineering and Marketing Analysis

SAFEWAY INC. AND SUBSIDIARIES

Item 10. Directors and Executive Officers of the Registrant (continued)

		Year First Elected
Name and all Positions with the Company Held at March 11, 2005	Age	Officer	Present Office
David R. Stern (8)	50	1994	2002
Senior Vice President Planning and Business Development
Jerry Tidwell (9)	53	2001	2003
Senior Vice President Supply Operations
Donald P. Wright	52	1991	1991
Senior Vice President Real Estate and Engineering

(1)	Brian C. Cornell was named Executive Vice President, Chief Marketing Officer of the Company on April 23, 2004. Prior to joining Safeway, he was President of Pepsi-Cola North America’s (PCNA) Food Services Division and Senior Vice President of Sales for PCNA, a role he assumed in March 2003. Prior to joining PCNA, Mr. Cornell was Regional President of PepsiCo Beverages International’s European business, with the additional responsibility as SVP Non Carb Beverage Marketing. Mr. Cornell joined PepsiCo, Inc. when it acquired Tropicana from the Seagram Company in 1998. Mr. Cornell serves as a director and member of the Audit Committee of OfficeMax. He is Chairman of the Board and a member of the Compensation Committee of GroceryWorks Holdings, Inc., Safeway’s online grocery channel.
(2)	Robert L. Edwards was appointed as Executive Vice President and Chief Financial Officer of the Company on March 23, 2004. Prior to that, he was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was Senior Vice President, Chief Financial Officer and Chief Administrative Officer from 1998 to August 2003 at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media. He is a director of Casa Ley.
(3)	Bruce L. Everette is an Executive Vice President of Safeway, Inc. and President of Dominick’s Finer Foods, LLC, a subsidiary of Safeway. He held the positions of President and Division Manager, Northern California Division of Safeway Inc. from July 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.
(4)	David F. Bond has been Senior Vice President, Finance and Control, of Safeway since September 1997. Prior to that, he was a partner with Deloitte & Touche LLP from June 1988 to September 1997.
(5)	Dick W. Gonzales held the positions of Group Vice President, Human Resources, and Senior Vice President, Human Resources, at The Vons Companies, Inc. from 1993 to 1998. He is a director of The Safeway Foundation.
(6)	Robert A. Gordon has been a Senior Vice President since May 17, 1999, and General Counsel since June 2000. Prior to that, he was Deputy General Counsel from May 17, 1999 to June 2000. Prior to that, he was a partner with Pillsbury Winthrop from January 1, 1984 to May 14, 1999.
(7)	Melissa C. Plaisance was Senior Vice President, Finance and Investor Relations, of Safeway Inc. from 1995 through December 2003. She returned to Safeway in this position on October 25, 2004 from Del Monte Foods Company, where she held the position of Senior Vice President, Finance and Corporate Communications, since January 2004.
(8)	David R. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway from December 1994 until his election as Senior Vice President in 2002.
(9)	Jerry Tidwell held the position of Vice President of Milk and Beverage Manufacturing from 2001 to 2003 and director of grocery business unit from 2000 to 2001. Mr. Tidwell joined Safeway in 1998 after a 24-year career with the Pepsi Cola Company.

Audit Committee Financial Expert. This information is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

Identification of the Audit Committee. This information is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

Item 10. Directors and Executive Officers of the Registrant (continued)

Compliance with Section 16(a) of the Exchange Act. The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics, which is posted on the Company’s website at www.safeway.com/investor_relations. The Code applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year. Information appearing under the captions “Report of the Compensation Committee; Report of the Section 162(m) subcommittee”; “Report of the Audit Committee” and “Stock Performance Graph” to be included in the Company’s 2005 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

Item 13. Certain Relationships and Related Transactions

Note K to the consolidated financial statements, included on page 48 of the Company’s 2004 Annual Report to Stockholders, is incorporated herein by this reference. The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2004 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements of the Company are incorporated by reference in PART II, Item 8:

Consolidated Statements of Operations for fiscal 2004, 2003, and 2002.

Consolidated Balance Sheets as of the end of fiscal 2004 and 2003.

Consolidated Statements of Cash Flows for fiscal 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity for fiscal 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 22, 1999, among Safeway Inc., SI Merger Sub, Inc. and Randall’s Food Markets Inc. (incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated August 3, 1999).

Exhibit 2.2	Agreement and Plan of Merger dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarterly period ended September 12, 1998).

Exhibit 2.3	Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) to Registrant’s Schedule 14D-1 dated October 19, 1998), and Stockholders Agreement dated as of October 12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick’s Supermarkets, Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to Registrant’s Schedule 14D-1 dated October 19, 1998).

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-3 Registration filed on July 27, 2004).

Exhibit 3.2	Form of By-laws of the Company as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 27, 2004, Current Report on Form 8-K dated February 18, 2005 and Current Report on Form 8-K dated March 10, 2005).

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Registration Rights Agreement dated November 25, 1986 between the Company and certain limited partnerships (incorporated by reference to Exhibit 4(i).4 to Registration Statement No. 33-33388) and Amendment to the Registration Rights Agreement dated as of July 22, 1999 by and between the Company, certain limited partnerships and RFM Acquisition LLC (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-84749).

Exhibit 4(i).3	Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company’s Debt Securities (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 to Registrant’s Form 10-K for the year ended January 3, 1998).

Exhibit 4(i).4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of Registrant’s Current Report on Form 8-K dated September 16, 1992).

Exhibit 4(i).5	Common Stock Purchase Warrants to purchase shares of Safeway Inc. common stock (incorporated by reference to Exhibit 4(i).13 to Registrant’s Form 10-K for the year ended January 3, 1998) and Amendment to Safeway Inc. Common Stock Purchase Warrant dated as of January 29, 1999 (incorporated by reference to Exhibit A to Registrant’s Current Report on Form 8-K dated February 11, 1999).

Exhibit 4(i).6	Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Alex. Brown Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; The Bank of Nova Scotia as Administrative Agent; Deutsche Bank AG New York Branch, The Chase Manhattan Bank, Bank of America, NA and Citicorp USA, Inc. as Co-Syndication Agents, US Bank National Association as Documentation Agent; the agents listed therein as Agents; and the lenders listed therein as Lenders. (incorporated by reference to Exhibit 4(i).1 of the Registrant’s Form 10-Q for the quarterly period ended June 16, 2001).

Exhibit 4(i).7	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).8	Form of Officers’ Certificate establishing the terms of the Registrant’s 6.85% Senior Notes due 2004, the Registrant’s 7.00% Senior Notes due 2007 and the Company’s 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated September 10, 1997).

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).9	Form of Officers’ Certificate establishing the terms of the Registrant’s 6.05% Notes due 2003 and 6.50% Notes due 2008, including forms of Notes (incorporated by reference to Exhibits 4.2, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated November 9, 1998).

Exhibit 4(i).10	Form of Officers’ Certificate establishing terms of the Registrant’s 7.25% Notes due 2004 and 7.5% Notes due 2009, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated September 14, 1999).

Exhibit 4(i).11	Form of Officers’ Certificate establishing terms of the Registrant’s 7.25% Debentures due 2031, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).12	Form of Officers’ Certificate establishing terms of the Registrant’s 6.15% Notes due 2006 and 6.50% Notes due 2011, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated March 5, 2001).

Exhibit 4(i).13	Form of Officers’ Certificate establishing terms of the Registrant’s 4.80% Notes due 2007, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated July 16, 2002).

Exhibit 4(i).14	Form of Officers’ Certificate establishing terms of the Registrant’s 3.80% Notes due 2005 and 5.80% Notes due 2012, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to Registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).15	Form of Officers’ Certificate establishing terms of the Registrant’s Floating Rate Notes due 2005, 2.50% Notes due 2005, and 4.125% Notes due 2008 including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to Registrant’s Current Report on Form 8-K dated October 29, 2003).

Exhibit 4(i).16	Form of Officers’ Certificate establishing terms of the Registrant’s 4.950% Notes due 2010 and 5.625% Notes due 2014, including the Form of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the Registrant’s Current Report on Form 8-K dated August 12, 2004).

Exhibit 4(i).17	Form of First Amendment dated May 22, 2003 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders (incorporated by reference to Exhibit 4(i).1 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 4(i).18	Form of Second Amendment dated May 20, 2004 to Credit Agreement dated as of May 24, 2001 among Safeway Inc. and Canada Safeway Limited as Borrowers; Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. as Co-Arrangers; Deutsche Bank AG New York Branch as Administrative Agent; JPMorgan Chase Bank, Bank of America, NA and US Bank National Association as Co-Syndication Agents; and the lenders listed therein as Lenders (incorporated by reference to Exhibit 4(i).2 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to Registrant’s Form 10-K for the year ended December 28, 1991).

Exhibit 10(iii).4*	Amended and Restated 1997 Stock Purchase and Option Plan for Key Employees for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 to Randall’s Food Markets, Inc.’s Registration Statement on Form S-8 dated January 19, 1999).

Exhibit 10(iii).5*	Randall’s Food Markets, Inc. Stock Option Plan and Restricted Stock Plan (incorporated by reference to Exhibit 4.2 of Registration Statement 333-84749).

Exhibit 10(iii).6*	Amendment dated September 11, 1999 to the Randall’s Food Markets, Inc. Stock Option and Restricted Stock and the Amended and Restated 1997 Stock Purchase and Option Plan for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 of Registration Statement 333-84749).

Exhibit 10(iii).7*	The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.13 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).8*	The 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.12 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).9*	Form of Amendment to Stock Option Agreements under The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc., and the 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 4.5 to Registrant’s Registration on Form S-8 No. 333-67575 dated November 19, 1998).

Exhibit 10(iii).10*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 of Registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).11*	Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of Registrant’s Form 10-K for the year ended January 2, 1998).

Exhibit 10(iii).12*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to Registrant’s Form 10-K for the year ended January 1, 1994).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).13*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of Registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).14*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of Registrant’s Form 10-K for the year ended December 28, 1996).

Exhibit 10(iii).15*	The Vons Companies, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to The Vons Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

Exhibit 10(iii).16*	The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to The Vons Companies, Inc. Proxy Statement for its May 17, 1990 Annual Meeting of Shareholders).

Exhibit 10(iii).17*	Amendment, dated February 17, 1993, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.13.1 to The Vons Companies, Inc. Form 10-Q for the quarterly period ended March 28, 1993).

Exhibit 10(iii).18*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the Registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).19*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the Registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).20*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the Registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).21*	Amendment, effective as of December 13, 1996, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.7.2 to The Vons Companies, Inc. Form 10-K for the fiscal year ended December 29, 1996).

Exhibit 10(iii).22*	Form of Amendments, dated April 8, 1997, to The Vons Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to Registrant’s Form S-4 filed on March 5, 1997).

Exhibit 10(iii).23*	Employment Agreement made and entered into as of April 10, 2004 by and between Safeway Inc. and Brian Cornell (incorporated by reference to Exhibit 10 of Registrant’s Form 10-Q for the quarterly period ended March 27, 2004).

Exhibit 10(iii).24*	The 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement No. 333-98103 on Form S-8 dated August 14, 2002).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).25*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).26*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).27*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).28*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).29*	Amendment dated May 2, 2004 to the 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).31 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).30*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).31*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).32*	Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated March 10, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).33*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 11.1	Computation of Earnings per Share (incorporated by reference to page 51 of the Company’s 2004 Annual Report to Stockholders).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1	Registrant’s 2004 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8, Item 9A, Item 13 and Item 15 above).

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 24	Power of Attorney.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By:	/s/ Steven A. Burd	Date: March 15, 2005
Steven A. Burd Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Edwards	Date: March 15, 2005
Robert L. Edwards Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date: March 15, 2005
David F. Bond Senior Vice President, Finance and Control (Principal Accounting Officer)

Director	Date
/s/ Steven A. Burd Steven A. Burd	March 15, 2005

/s/ Paul Hazen Paul Hazen	March 15, 2005

/s/ Janet E. Grove Janet E. Grove	March 15, 2005

/s/ Mohan Gyani Mohan Gyani	March 15, 2005

/s/ Robert I. MacDonnell Robert I. MacDonnell	March 15, 2005

/s/ Douglas J. Mackenzie Douglas J. Mackenzie	March 15, 2005

/s/ Peter A. Magowan Peter A. Magowan	March 15, 2005

/s/ Rebecca A. Stirn Rebecca A. Stirn	March 15, 2005

/s/ William Y. Tauscher William Y. Tauscher	March 15, 2005

/s/ Raymond G. Viault Raymond G. Viault	March 15, 2005

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD

ENDED January 1, 2005

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 13.1	Registrant’s 2004 Annual Report to Stockholders (considered filed to the extent specified in Item 1, Item 2, Item 3, Item 5, Item 6, Item 7, Item 7A, Item 8, Item 9A, Item 13 and Item 15 above).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.