Form 10-Q
period 2005-03-26
SAFEWAY INC
filed 2005-05-05
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

As of April 29, 2005 there were issued and outstanding 448.2 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 26, 2005	January 1, 2005
ASSETS
Current assets:
Cash and equivalents	$324.5	$266.8
Receivables	324.5	339.0
Merchandise inventories	2,694.1	2,740.7
Prepaid expenses and other current assets	233.8	251.2

Total current assets	3,576.9	3,597.7

Property	15,170.7	15,042.7
Less accumulated depreciation and amortization	(6,511.7)	(6,353.3)

Property, net	8,659.0	8,689.4
Goodwill	2,404.9	2,406.6
Prepaid pension costs	300.4	321.0
Investment in unconsolidated affiliates	191.1	187.6
Other assets	179.8	175.1

Total assets	$15,312.1	$15,377.4

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 26, 2005	January 1, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,292.1	$596.9
Current obligations under capital leases	40.9	42.8
Accounts payable	1,734.1	1,759.4
Accrued salaries and wages	385.2	426.4
Income taxes	182.7	270.3
Other accrued liabilities	619.0	696.3

Total current liabilities	4,254.0	3,792.1

Long-term debt:
Notes and debentures	4,808.8	5,469.7
Obligations under capital leases	650.6	654.0

Total long-term debt	5,459.4	6,123.7
Deferred income taxes	463.7	463.6
Accrued claims and other liabilities	693.4	691.1

Total liabilities	10,870.5	11,070.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 578.7 and 578.5 shares outstanding	5.8	5.8
Additional paid-in capital	3,387.0	3,373.1
Deferred stock compensation	(14.1)	(15.2)
Accumulated other comprehensive income	132.7	144.9
Retained earnings	4,809.3	4,678.0

	8,320.7	8,186.6
Less: Treasury stock at cost; 130.8 and 130.8 shares	(3,879.1)	(3,879.7)

Total stockholders’ equity	4,441.6	4,306.9

Total liabilities and stockholders’ equity	$15,312.1	$15,377.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 26, 2005	March 27, 2004
Sales and other revenue	$8,621.4	$7,682.7
Cost of goods sold	(6,101.9)	(5,361.7)

Gross profit	2,519.5	2,321.0
Operating and administrative expense	(2,224.1)	(2,165.8)

Operating profit	295.4	155.2
Interest expense	(90.3)	(96.2)
Other income, net	7.7	3.1

Income before income taxes	212.8	62.1
Income tax expense	(81.5)	(19.0)

Net income	$131.3	$43.1

Earnings per share:
Basic	$0.29	$0.10

Diluted	$0.29	$0.10

Weighted average shares outstanding:
Basic	447.0	444.1

Diluted	449.6	448.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 26, 2005	March 27, 2004
OPERATING ACTIVITIES:
Net income	$131.3	$43.1
Reconciliation to net cash flow from operating activities:
Property impairment charges	8.0	10.1
Employee stock option expense	10.6	—
Depreciation expense	210.5	202.5
LIFO expense	2.3	2.3
Equity in (earnings) losses of unconsolidated affiliates, net	(3.5)	0.5
Net pension expense	26.8	25.9
(Gain) loss on property retirements and lease exit costs	(7.0)	34.5
Other	(2.9)	(3.3)
Long-term accrued claims and other liabilities	17.2	41.6
Change in working capital items:
Receivables and prepaid expenses	31.1	29.5
Inventories at FIFO cost	40.9	8.6
Income taxes	(85.6)	(11.7)
Payables and accruals	(141.3)	4.5

Net cash flow from operating activities	238.4	388.1

INVESTING ACTIVITIES:
Cash paid for property additions	(216.1)	(237.2)
Proceeds from sale of property	24.0	57.4
Other	(12.8)	(26.1)

Net cash flow used by investing activities	(204.9)	(205.9)

FINANCING ACTIVITIES:
Payments on short-term borrowings	(10.8)	(1.0)
Additions to long-term borrowings	151.0	28.5
Payments on long-term borrowings	(116.8)	(217.6)
Net proceeds from exercise of stock options	2.7	12.5
Other	—	(0.1)

Net cash flow from (used by) financing activities	26.1	(177.7)

Effect of changes in exchange rates on cash	(1.9)	(2.2)
Increase in cash and equivalents	57.7	2.3

CASH AND EQUIVALENTS:
Beginning of period	266.8	174.8

End of period	$324.5	$177.1

OTHER CASH INFORMATION:
Tax benefit from stock options exercised	$1.3	$10.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 26, 2005 and March 27, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2004 Annual Report to Stockholders on Form 10-K. The results of operations for the 12 weeks ended March 26, 2005 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 12 weeks of 2005 and 2004. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $544.7 million for the first quarter of 2005 and $493.0 million for the first quarter of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first quarter of 2005, total comprehensive income was $119.1 million, which primarily consists of $131.3 million of net income offset by $11.5 million of foreign currency translation adjustments.

Total comprehensive income was $19.5 million for the first quarter of 2004, which primarily consists of $43.1 million of net income offset by $23.7 million of foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B - NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact, if any, of SFAS No. 151 on its financial statements.

In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, “Accounting Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”). The Act provides for a special one-time tax deduction of certain earnings repatriated in 2005. The Company is evaluating whether to take advantage of this provision with respect to its Canadian subsidiary, and expects to complete the evaluation by the fourth quarter of 2005. The Company anticipates that it could repatriate between zero and $734 million, and that the tax cost of the repatriation would be between zero and $75 million.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Board of Directors. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Options to purchase 20.5 million shares were available for grant at March 26, 2005 under the current authorized level. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. Converted options from the acquisitions of Randall’s and Vons will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued.

On July 31, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan of Safeway Inc. (the “2002 Plan”), under which awards of non-qualified stock options and stock-based awards may be made. There are 2.0 million shares of common stock authorized for issuance pursuant to grants under the 2002 plan. As of March 26, 2005, no options have been granted under this plan.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 2, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s first-quarter 2005 grants: 4.5 years expected life; expected stock volatility of 30.8%; risk-free interest rate of 4.09%; and no dividends during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the first-quarter 2005 valuation. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on the Company’s current and past dividend policy.

The Company recognized share-based compensation expense of $10.6 million ($0.01 per diluted share, after related tax benefit of $4.0 million) in the first-quarter of 2005 as a component of operating and administrative expense.

Prior to January 2, 2005, Safeway accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on first-quarter 2004 net income and earning per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

12 weeks ended, March 27, 2004
Net income – as reported	$43.1
Add stock-based employee compensation expense included in reported net income, net of related tax effects	0.5
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.7)

Net income – pro forma	$31.9

Basic earnings per share:
As reported	$0.10
Pro forma	0.07
Diluted earnings per share:
As reported	$0.10
Pro forma	0.07

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity in the Company’s stock option plans for the first 12 weeks of 2005 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	26,814,561	$26.37
Activity:
Granted	4,236,376	18.17
Canceled	(399,635)	35.22
Exercised	(309,345)	6.94

Outstanding, end of period	30,341,957	25.33	$71.8

Exercisable, end of period	15,312,394	26.73	$71.1

The weighted average fair value of options granted during the first 12 weeks of 2005 was $5.94. The total intrinsic value of options exercised during the first 12 weeks of 2005 was $3.6 million.

As of March 26, 2005 there was $105.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option information at March 26, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$1.57 to $ 2.81	2,582,128	2.87 years	$ 2.73	2,582,128	$ 2.73
3.00 to 11.09	2,258,238	1.22	5.84	2,258,238	5.84
11.89 to 18.11	4,545,635	5.54	17.71	443,669	14.13
18.12 to 19.99	4,717,017	5.61	19.87	374,572	19.47
20.00 to 21.54	2,600,243	5.49	20.45	583,074	20.40
22.26 to 25.66	2,850,617	6.04	24.05	1,005,764	24.22
25.75 to 32.31	2,779,005	5.07	28.79	1,925,555	28.74
34.22 to 42.94	3,362,642	4.26	39.68	2,700,261	39.60
43.19 to 53.23	2,261,867	5.78	48.09	1,579,530	48.33
53.88 to 62.50	2,384,565	5.68	54.47	1,859,603	53.97

1.57 to 62.50	30,341,957	4.89	25.33	15,312,394	26.73

In September 2004, Safeway initiated a voluntary exchange program for stock options and stock rights having an exercise price greater than $35.00 to eligible employees. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The exchange program ended on October 5, 2004 and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six year term and vest over five years.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2005 by geographic area is as follows (in millions):

	2005
	U.S.		Canada		Total
Balance – beginning of year	$2,325.6		$81.0		$2,406.6
Other adjustments	(1.0	)(1)	(0.7	)(2)	(1.7)

Balance – end of period	$2,324.6		$80.3		$2,404.9

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

NOTE E - FINANCING

Notes and debentures were composed of the following at March 26, 2005 and January 1, 2005 (in millions):

	March 26, 2005		January 1, 2005
	Long-term	Current	Long-term	Current
Commercial paper	$151.0		$105.0
Other bank borrowings		$7.1	6.3	$11.9
Mortgage notes payable, secured	18.6	7.0	19.1	7.0
9.30% Senior Secured Debentures due 2007	24.3		24.3
2.50% Senior Notes due 2005, unsecured		200.0		200.0
Floating Rate Senior Notes due 2005, unsecured		150.0		150.0
3.80% Senior Notes due 2005, unsecured		225.0		225.0
6.15% Senior Notes due 2006, unsecured		700.0	700.0
4.80% Senior Notes due 2007, unsecured	480.0		480.0
7.00% Senior Notes due 2007, unsecured	250.0		250.0
4.125% Senior Notes due 2008, unsecured	300.0		300.0
6.50% Senior Notes due 2008, unsecured	250.0		250.0
7.50% Senior Notes due 2009, unsecured	500.0		500.0
4.95% Senior Notes due 2010, unsecured	500.0		500.0
6.50% Senior Notes due 2011, unsecured	500.0		500.0
5.80% Senior Notes due 2012, unsecured	800.0		800.0
5.625% Senior Notes due 2014, unsecured	250.0		250.0
7.45% Senior Debentures due 2027, unsecured	150.0		150.0
7.25% Senior Debentures due 2031, unsecured	600.0		600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2		24.2
Other notes payable, unsecured	10.7	3.0	10.8	3.0

	$4,808.8	$1,292.1	$5,469.7	$596.9

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 weeks of 2005 and 2004 (in millions):

	12 weeks ended, March 26, 2005	12 weeks ended, March 27, 2004
Estimated return on assets	$(35.6)	$(33.6)
Service cost	25.2	25.0
Interest cost	25.9	22.9
Amortization of prior service cost	3.9	3.8
Amortization of unrecognized losses	7.4	7.8

Net pension expense	$26.8	$25.9

The Company made approximately $6.1 million of contributions to its defined benefit pension plan trusts in the first quarter of 2005. For the remainder of 2005, Safeway currently anticipates contributing an additional $7.9 million to these trusts.

NOTE G - CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters.

Guarantees

Note L to the Company’s consolidated financial statements, under the caption “Furrs and Homeland Charge” on page 50 of the 2004 Annual Report to Stockholders provides information on contingent liabilities for the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. With respect to other divested operations, Safeway is unable to determine its maximum potential obligation, should there be any defaults, because information about the total number of leases from these divested operations that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses, beyond those recorded, would not be material to Safeway’s operating results, cash flow or financial position.

Note O to the Company’s consolidated financial statements, under the caption “Guarantees” on page 51 of the 2004 Annual Report to Stockholders provides information on guarantees required under FIN No. 45.

NOTE H - STORE CLOSING AND OTHER CHARGES IN 2004

Operating and administrative expense in the first quarter of 2004 included charges of $45.7 million of store lease-exit costs related to closure of 12 under-performing Dominick’s stores. Also included in the first quarter of 2004 were charges related to the settlement of the Southern California strike of $36.5 million for the contribution to the union health and welfare trust fund and $9.3 million for a contract ratification bonus.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $131.3 million ($0.29 per diluted share) for the first quarter ended March 26, 2005 compared to $43.1 million ($0.10 per diluted share) for the first quarter of 2004.

SALES Total sales increased 12% to $8.6 billion in the first quarter of 2005 compared to $7.7 billion in the first quarter of 2004. Sales in the first quarter of 2004 were reduced by a strike in Southern California that covered eight weeks of the 12-week quarter. Additionally, Easter holiday sales occurred in the first quarter of 2005 compared to the second quarter of 2004. Excluding sales at strike-affected stores, comparable store sales increased 4.4% and identical store sales (which exclude replacement stores) increased 4.0% for the first quarter of 2005. Further, excluding the effect of fuel sales, comparable store sales increased 3.2% and identical store sales increased 2.8%. When adjusting for the Easter holiday, non-fuel identical store sales increased 1.6%.

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

Gross profit increased 8.6% to $2.5 billion in the first quarter of 2005 from $2.3 billion in the first quarter of 2004. Gross profit margin declined 99 basis points to 29.22% of sales in the first quarter of 2005 compared to 30.21% in the first quarter of 2004. Gross profit margin in the first quarter of 2004 was favorably impacted by 42 basis points as a result of reimbursements earned pursuant to a Mutual Strike Assistance Agreement entered into by Albertson’s, Kroger and the Company’s subsidiary, Vons. (Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders, provides information about a lawsuit that challenges certain provisions of the Mutual Strike Assistance Agreement.) Higher fuel sales (which have a lower gross margin) reduced gross profit margin by 33 basis points. The remaining decline in gross profit margin is due primarily to investments in price and increased advertising, partly offset by the recovery from the strike in Southern California.

Vendor allowances totaled $544.7 million for the first quarter of 2005 and $493.0 million for the first quarter of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined 239 basis points to 25.80% of sales in the first quarter of 2005 from 28.19% in the first quarter of 2004. This decline is primarily due to the ongoing recovery from the strike at Vons, lower wages and benefits in 2005 and impairment

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges in 2004 from Dominick’s store closures that did not reoccur in 2005.

In 2005, Safeway elected to early adopt Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” which requires that stock options be expensed. The noncash expense for stock options was $10.6 million ($0.01 per diluted share) in the first quarter of 2005.

INTEREST EXPENSE Interest expense declined to $90.3 million in the first quarter of 2005 compared to $96.2 million in the first quarter of 2004 primarily due to lower indebtedness in the first quarter of 2005 compared to the first quarter of 2004.

INCOME TAX EXPENSE Income tax expense was $81.5 million, or 38.3% of pretax income, in the first quarter of 2005.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2004 Annual Report to Stockholders includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, and goodwill.

Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. The Company uses an independent third party to assist in determining these assumptions.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact, if any, of SFAS No. 151 on its financial statements.

In December 2004, the FASB issued FASB Staff Position SFAS No. 109-2, “Accounting Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”). The Act provides for a special one-time tax deduction of certain earnings repatriated in 2005. The Company is evaluating whether to take advantage of this provision with respect to its Canadian subsidiary, and expects to complete the evaluation by the fourth quarter of 2005. The Company anticipates that it could repatriate between zero and $734 million, and that the tax cost of the repatriation would be between zero and $75 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

Liquidity and Financial Resources

Net cash flow from operating activities declined to $238.4 million in the first quarter of 2005 from $388.1 million in the first quarter of 2004. Accounts payable typically is a large use of cash in the first quarter of each year. However, in the first quarter of 2004 Safeway significantly improved its management of trade payables creating a large source of cash. Trade payables continued to improve in the first quarter of 2005, though not as much as in 2004. Additionally, tax payments in the first quarter of 2005 were higher than in the first quarter of 2004 due to higher pre-tax income.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $204.9 million for the first quarter of 2005 compared to $205.9 million in 2004.

Financing activities provided net cash flow of $26.1 million in the first quarter of 2005 and used net cash flow of $177.7 million in the first quarter of 2004.

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

If the Company’s credit rating were to decline below its current level of Baa2/BBB, the ability to borrow under the commercial paper program could be adversely affected. Safeway’s ability to borrow under the bank credit agreement is unaffected by Safeway’s credit rating. However, Safeway is required under material covenants in its bank credit agreement to maintain certain interest coverage and leverage ratios. On May 20, 2004, the bank credit agreement was amended, in conjunction with its annual renewal, to change the maximum leverage ratio to 4.0 to 1.0 from 3.5 to 1.0. The maximum leverage ratio returns to 3.5 to 1.0 for the Company’s third quarter of fiscal 2005. As of March 26, 2005, the Company was in compliance with the covenant requirements. If Safeway does not maintain these ratios, its ability to borrow under the bank credit agreement would be impaired.

In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. The Company may issue debt or equity securities in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans. At March 26, 2005, $1.6 billion of securities were available for issuance under the shelf registration.

Capital Expenditure Program

Safeway invested $216.1 million in capital expenditures in the first quarter of 2005. The Company opened 7 new stores and completed 28 Lifestyle remodels. For the year, the Company expects to spend approximately $1.4 billion in capital expenditures and open approximately 30 new Lifestyle stores and complete approximately 280 to 290 Lifestyle remodels. By year-end 2005, Safeway estimates that 25% of its store base will be in the Lifestyle format.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, comparable store sales, earnings, stock option expense, pension plan contributions, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the capital investment in and financial results from our Lifestyle stores; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance, and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

Certain Additional Business Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this Report, particularly in “Forward-Looking Statements”. The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

Competitive Industry Conditions. We face intense competition from traditional grocery retailers, non-traditional competitors such as “supercenters” and “club stores,” as well as from specialty supermarkets, drug stores and restaurants. Some of our competitors are larger than we are, have greater financial resources available to them and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

Our ability to attract consumers is dependent, in large part, upon a combination of price, quality, product-mix, brand recognition, store location, in-store marketing and design, promotional strategies and continued growth into new markets. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years, many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as aggressive product pricing and increased advertising, could adversely affect our profitability. Also, we cannot assure that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain of our non-traditional competitors into the grocery retailing business.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. We recently launched a $100 million marketing campaign to reposition our brand. For this campaign to be successful, we must achieve and maintain favorable recognition of our unique and exclusive private-label brands, effectively market our products to consumers in several diverse market segments, competitively price our products and maintain and enhance a perception of value for consumers. Finally, we must source and market our merchandise efficiently and creatively. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Labor Relations. A significant majority of our employees are unionized, and negotiations with these unions or work stoppages, or both, could have an adverse impact on our financial results. Our relations with labor unions, including work stoppages, have recently had a negative impact on earnings and sales growth and may continue to have such an impact. For example, in October 2003, seven UFCW local unions struck 289 Safeway stores in Southern California. As a result, pursuant to the terms of a multi-employer bargaining agreement, Kroger and Albertson’s locked out certain of their retail union employees in Southern California food stores. An agreement ending the strike was ratified by the unions on February 28, 2004.

We are a party to approximately 400 collective bargaining agreements, of which 116 are scheduled to expire in 2005. These expiring agreements cover approximately 7% of our union-affiliated employees. In future negotiations with labor unions, we estimate that rising health care, pension and employee benefit costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Profit Margins. Profit margins in the grocery retail industry are very narrow. In order to increase or maintain our profit margins, we develop strategies to reduce costs, such as productivity improvements, shrink reduction, distribution center efficiencies and other similar strategies. Our failure to achieve forecasted cost reductions might have a material adverse effect on our business. Changes in our product mix also may negatively affect certain financial measures. For example, we continue to add supermarket fuel centers, which generate low profit margins but significant sales. As a result, we expect to see our gross profit margins decrease as fuel sales increase. Although this negatively affects our gross profit margin, fuel sales provide a positive effect on operating, general and administrative expense as a percent of sales.

Opening and Remodeling of Stores. Our inability to open and remodel stores as planned could have a material adverse effect on our results. Our business plans include the opening and remodeling of a significant number of stores. In 2005, we anticipate opening approximately 30 Lifestyle stores while completing approximately 280 to 290 Lifestyle remodels. If, as a result of labor relations issues, supply issues, environmental and real estate delays, these capital projects do not stay within the time and financial budgets that we have forecast, our future financial performance could be materially adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve anticipated same store sales or profit levels.

Food Safety, Quality and Health Concerns. We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims and a loss of consumer confidence, which could have a material adverse effect on our sales and operations.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic Conditions that Impact Consumer Spending. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect our growth and profitability.

Unfavorable Changes in Government Regulation. Our stores are subject to various federal, state and local laws, regulations and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Substantial Indebtedness. We currently have, and will continue to have, a significant amount of debt, which could adversely affect our financial health. As of March 26, 2005, we had approximately $6.8 billion in total consolidated debt outstanding. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, interest expense could be materially and adversely affected by changes in the interest rate environment, changes in our credit rating, fluctuations in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Retirement Plans. We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. Expenses from defined benefit pension plans may be significantly affected by changes in the actual return on plan assets and actuarial assumptions.

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. We contributed $196.8 million, $172.1 million and $151.6 million to these funds in 2004, 2003 and 2002, respectively. Based on the most recent information available to us, we believe many of these multi-employer plans may be underfunded. As a result, we expect that contributions to these plans will continue to increase and the benefit levels and related issues will continue to create collective bargaining challenges. Most recently completed labor negotiations, including, but not limited to, Southern California, resulted in a reduction of pension liabilities (and, therefore, a reduction of projected contribution increases). The amount of any increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Legal Proceedings. From time to time, we are a party to legal proceedings including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings arising in the ordinary course of business. In addition, there is an increasing number of cases filed containing class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions, could have a material adverse impact on our financial results.

Insurance Plan Claims. We use a combination of insurance and self-insurance plans to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. We estimate the liabilities associated with the risks that are retained by us, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Although not currently anticipated by management, our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Goodwill / Impairment of Long-Lived Assets. We have $2.4 billion of goodwill on our balance sheet that is subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at specific divisions or specific stores could result in impairment charges on goodwill and/or long-lived assets. We have incurred significant impairment charges to earnings in the past for goodwill and for long-lived assets.

SAFEWAY INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 17 of the Company’s 2004 Annual Report to Stockholders.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of March 26, 2005, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 26, 2005 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters.

Item 6. Exhibits

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

Date: May 5, 2005	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: May 5, 2005	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED March 26, 2005

Exhibit 3.2	Form of By-laws of the Company as Amended and Restated.

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.