Form 10-Q
period 2005-06-18
SAFEWAY INC
filed 2005-07-28
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2005

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

As of July 22, 2005 there were issued and outstanding 448.7 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 18, 2005	January 1, 2005
ASSETS
Current assets:
Cash and equivalents	$317.1	$266.8
Receivables	339.6	339.0
Merchandise inventories	2,673.9	2,740.7
Prepaid expenses and other current assets	258.8	251.2

Total current assets	3,589.4	3,597.7

Property	15,295.8	15,042.7
Less accumulated depreciation and amortization	(6,595.9)	(6,353.3)

Property, net	8,699.9	8,689.4
Goodwill	2,403.1	2,406.6
Prepaid pension costs	275.1	321.0
Investment in unconsolidated affiliates	194.6	187.6
Other assets	179.7	175.1

Total assets	$15,341.8	$15,377.4

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 18, 2005	January 1, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,291.9	$596.9
Current obligations under capital leases	38.8	42.8
Accounts payable	1,806.0	1,759.4
Accrued salaries and wages	418.2	426.4
Income taxes	52.5	270.3
Other accrued liabilities	699.6	696.3

Total current liabilities	4,307.0	3,792.1

Long-term debt:
Notes and debentures	4,655.1	5,469.7
Obligations under capital leases	642.6	654.0

Total long-term debt	5,297.7	6,123.7
Deferred income taxes	463.8	463.6
Accrued claims and other liabilities	711.3	691.1

Total liabilities	10,779.8	11,070.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 579.2 and 578.5 shares outstanding	5.8	5.8
Additional paid-in capital	3,409.2	3,373.1
Deferred stock compensation	(12.9)	(15.2)
Accumulated other comprehensive income	115.0	144.9
Retained earnings	4,920.9	4,678.0

	8,438.0	8,186.6
Less: Treasury stock at cost; 130.7 and 130.8 shares	(3,876.0)	(3,879.7)

Total stockholders’ equity	4,562.0	4,306.9

Total liabilities and stockholders’ equity	$15,341.8	$15,377.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Sales and other revenue	$8,803.0	$8,406.5	$17,424.4	$16,089.3
Cost of goods sold	(6,273.1)	(5,954.8)	(12,375.0)	(11,316.6)

Gross profit	2,529.9	2,451.7	5,049.4	4,772.7
Operating and administrative expense	(2,227.5)	(2,134.7)	(4,451.6)	(4,300.5)

Operating profit	302.4	317.0	597.8	472.2
Interest expense	(94.5)	(95.5)	(184.8)	(191.7)
Other income, net	8.5	4.7	16.2	7.8

Income before income taxes	216.4	226.2	429.2	288.3
Income tax expense	(82.4)	(71.0)	(163.9)	(90.0)

Net income	$134.0	$155.2	$265.3	$198.3

Earnings per share:
Basic	$0.30	$0.35	$0.59	$0.45

Diluted	$0.30	$0.35	$0.59	$0.44

Weighted average shares outstanding:
Basic	447.5	445.6	447.2	444.8

Diluted	450.1	449.4	449.2	448.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 18, 2005	June 19, 2004
OPERATING ACTIVITIES:
Net income	$265.3	$198.3
Reconciliation to net cash flow from operating activities:
Property impairment charges	15.2	14.6
Stock option expense	28.3	—
Depreciation expense	421.3	406.2
LIFO expense	4.6	4.6
Equity in earnings of unconsolidated affiliates, net	(7.0)	(0.5)
Net pension expense	53.5	51.7
(Gain)/loss on property retirements and lease exit costs	(11.3)	34.6
Other	47.9	72.4
Change in working capital items:
Receivables and prepaid expenses	(11.4)	172.0
Inventories at FIFO cost	53.9	(13.5)
Income taxes	(213.1)	34.9
Payables and accruals	24.6	72.4

Net cash flow from operating activities	671.8	1,047.7

INVESTING ACTIVITIES:
Cash paid for property additions	(515.1)	(479.4)
Proceeds from sale of property	48.9	80.3
Other	(18.5)	(33.0)

Net cash flow used by investing activities	(484.7)	(432.1)

FINANCING ACTIVITIES:
Payments on short-term borrowings	(10.9)	(1.0)
Additions to long-term borrowings	151.0	28.5
Payments on long-term borrowings	(280.0)	(621.2)
Net proceeds from exercise of stock options	8.5	17.2
Other	(0.5)	0.1

Net cash flow used by financing activities	(131.9)	(576.4)

Effect of changes in exchange rates on cash	(4.9)	(7.6)
Increase in cash and equivalents	50.3	31.6

CASH AND EQUIVALENTS:
Beginning of period	266.8	174.8

End of period	$317.1	$206.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 18, 2005 and June 19, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 18, 2005 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2005 and 2004. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $542.1 million for the second quarter of 2005 and $527.3 million for the second quarter of 2004. Vendor allowances totaled $1.1 billion for the first 24 weeks of 2005 and $1.0 billion for the first 24 weeks of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first 24 weeks of 2005, total comprehensive income was $235.4 million which primarily consisted of $265.3 million of net income offset by $29.7 million of foreign currency translation adjustments.

For the first 24 weeks of 2004, total comprehensive income was $131.5 million which primarily consisted of $198.3 million of net income offset by $67.1 million of foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B - NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact, if any, of SFAS No. 151 on its financial statements.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Board of Directors. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Options to purchase 14.5 million shares were available for grant at June 18, 2005 under the 1999 Amended and Restated Equity Participation Plan. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. Converted options from the acquisitions of Randall’s and Vons will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued.

On July 31, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan of Safeway Inc. (the “2002 Plan”), under which awards of non-qualified stock options and stock-based awards may be made. There are 2.0 million shares of common stock authorized for issuance pursuant to grants under the 2002 Plan. As of June 18, 2005, no options have been granted under this plan.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at January 2, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 24 weeks of 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 4.02% to 4.09%; and no dividends during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the first 24 weeks of 2005 valuation. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted. The quarterly dividend of $0.05 per common share, paid on July 7, 2005, will affect the expected dividend yield assumption for options granted after the second quarter of 2005.

The Company recognized stock-based compensation expense of $17.7 million ($0.02 per diluted share) in the second-quarter of 2005 and $28.3 million ($0.04 per diluted share) for the first 24 weeks of 2005 as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to January 2, 2005, Safeway accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income for the 12 and 24 weeks ended June 19, 2004 and earning per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

	12 weeks ended, June 19, 2004	24 weeks ended, June 19, 2004
Net income – as reported	$155.2	$198.3
Add stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.2
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.2)	(24.9)

Net income – pro forma	$142.7	$174.6

Basic earnings per share:
As reported	$0.35	$0.45
Pro forma	0.32	0.39
Diluted earnings per share:
As reported	$0.35	$0.44
Pro forma	0.32	0.39

Activity in the Company’s stock option plans for the first 24 weeks of 2005 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	26,814,561	$26.37
Activity:
Granted	10,557,617	19.86
Canceled	(745,576)	27.43
Exercised	(909,248)	7.55

Outstanding, end of period	35,717,354	24.84	$147.4
Exercisable, end of period	15,941,067	27.34	$93.3

The weighted average fair value of options granted during the first 24 weeks of 2005 was $6.31. The total intrinsic value of options exercised during the first 24 weeks of 2005 was $11.6 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 18, 2005 there was $176.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The	following table summarizes stock option information at June 18, 2005:

Range of Exercise Prices			Options Outstanding			Options Exercisable
			Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 2.38	to	$11.09	4,279,518	2.09	$3.80	4,279,518	$3.80
11.88		18.11	4,504,440	5.35	17.75	402,474	14.17
18.12		19.99	4,838,459	5.39	19.80	1,132,740	19.79
20.00		20.15	1,682,146	4.41	20.11	404,522	20.11
20.16		20.75	4,945,042	5.74	20.72	114,912	20.46
20.98		25.66	4,788,919	6.08	23.19	1,298,416	23.79
25.75		35.63	2,989,218	4.65	29.30	2,248,388	29.50
35.75		43.67	3,145,566	4.15	40.13	2,560,985	40.14
43.81		53.23	2,162,396	5.54	48.25	1,601,659	48.52
53.88		62.50	2,381,650	5.45	54.46	1,897,453	54.44

2.38		62.50	35,717,354	4.93	24.84	15,941,067	27.34

In September 2004, Safeway initiated a voluntary exchange program to eligible employees for stock options and stock rights having an exercise price greater than $35.00. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The exchange program ended on October 5, 2004 and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six year term and vest over five years.

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2005 by geographic area is as follows (in millions):

	2005
	U.S.		Canada		Total
Balance – beginning of year	$2,325.6		$81.0		$2,406.6
Adjustments	(1.8	)(1)	(1.7	)(2)	(3.5)

Balance – end of period	$2,323.8		$79.3		$2,403.1

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at June 18, 2005 and January 1, 2005 (in millions):

	June 18, 2005		January 1, 2005
	Long-term	Current	Long-term	Current
Commercial paper	$—	$—	$105.0	$—
Other bank borrowings	—	6.8	6.3	11.9
Mortgage notes payable, secured	18.1	6.9	19.1	7.0
9.30% Senior Secured Debentures due 2007	24.3	—	24.3	—
2.50% Senior Notes due 2005, unsecured	—	200.0	—	200.0
Floating Rate Senior Notes due 2005, unsecured	—	150.0	—	150.0
3.80% Senior Notes due 2005, unsecured	—	225.0	—	225.0
6.15% Senior Notes due 2006, unsecured	—	700.0	700.0	—
4.80% Senior Notes due 2007, unsecured	480.0	—	480.0	—
7.00% Senior Notes due 2007, unsecured	250.0	—	250.0	—
4.125% Senior Notes due 2008, unsecured	300.0	—	300.0	—
6.50% Senior Notes due 2008, unsecured	250.0	—	250.0	—
7.50% Senior Notes due 2009, unsecured	500.0	—	500.0	—
4.95% Senior Notes due 2010, unsecured	500.0	—	500.0	—
6.50% Senior Notes due 2011, unsecured	500.0	—	500.0	—
5.80% Senior Notes due 2012, unsecured	800.0	—	800.0	—
5.625% Senior Notes due 2014, unsecured	250.0	—	250.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	—	150.0	—
7.25% Senior Debentures due 2031, unsecured	600.0	—	600.0	—
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	—	24.2	—
Other notes payable, unsecured	8.5	3.2	10.8	3.0

	$4,655.1	$1,291.9	$5,469.7	$596.9

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million five-year revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million subfacility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guaranty the obligations of CSL under the Credit Agreement. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 18, 2005, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire on June 1, 2010 and replaced the former credit agreement that was scheduled to expire in 2006. No borrowings, as of the end of the second quarter, have been made under this agreement. However, letters of credit have reduced borrowings available by $38.4 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 and 24 weeks of 2005 and 2004 (in millions):

	12 weeks ended, June 18, 2005	12 weeks ended, June 19, 2004	24 weeks ended, June 18, 2005	24 weeks ended, June 19, 2004
Estimated return on assets	$35.6	$33.5	$71.2	$67.2
Service cost	(25.2)	(24.9)	(50.4)	(49.8)
Interest cost	(25.8)	(22.8)	(51.8)	(45.8)
Amortization of prior service cost	(3.9)	(3.8)	(7.7)	(7.7)
Amortization of unrecognized losses	(7.4)	(7.8)	(14.8)	(15.6)

Net pension expense	$(26.7)	$(25.8)	$(53.5)	$(51.7)

The Company made approximately $9.5 million of contributions to its defined benefit pension plan trusts, including the Retirement Restoration Plan, in the first 24 weeks of 2005. For the remainder of 2005, Safeway currently anticipates contributing an additional $4.7 million to these trusts.

NOTE G - CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings, and except as described below.

With respect to the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the Illinois Supreme Court denied plaintiffs’ petition for leave to appeal on May 25, 2005. The matter is now over.

With respect to the four shareholder derivative lawsuits consolidated into the action entitled In re Safeway Inc. Derivative Litigation, on June 22, 2005, the court approved the parties’ Stipulation of Settlement, which incorporated their Memorandum of Understanding. In the Memorandum of Understanding, the Company agreed to implement or maintain certain corporate governance practices. At the same time, the court dismissed all claims in the action, and entered final judgment.

With respect to the lawsuit entitled State of California ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on May 25, 2005, the court denied defendants’ motion for summary judgment based on the non-statutory labor exemption to the antitrust laws. On or about June 22, 2005, defendants filed appeals with the U.S. Court of Appeals for the Ninth Circuit.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE H - STORE CLOSING AND OTHER CHARGES IN 2004

Operating and administrative expense in the first 24 weeks of 2004 included charges of $45.7 million of primarily store lease exit costs related to the closure of 12 under-performing Dominick’s stores. Also included in the first 24 weeks of 2004 were charges related to the settlement of the Southern California strike of $36.5 million for the contribution to the union health and welfare trust fund and $9.3 million for a contract ratification bonus.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12 WEEKS ENDED JUNE 18, 2005 COMPARED WITH 12 WEEKS ENDED JUNE 19, 2004

Net income was $134.0 million ($0.30 per diluted share) for the second quarter ended June 18, 2005 compared to $155.2 million ($0.35 per diluted share) for the second quarter of 2004.

Stock option expense reduced net income in the second quarter of 2005 by $0.02 per diluted share. In the second quarter of 2004, the favorable resolution of various income tax issues increased net income by $0.03 per diluted share.

SALES Total sales increased 4.7% to $8.8 billion in the second quarter of 2005 from $8.4 billion in the second quarter of 2004. Safeway’s marketing strategies and the recovery from last year’s strike in Southern California drove this sales increase. However, a shift in Easter holiday sales, which occurred in the second quarter of last year compared to the first quarter of this year, reduced the sales increase.

Comparable store sales increased 3.3% and identical store sales (which exclude replacement stores) increased 2.8% for the second quarter of 2005. Further, excluding the effect of fuel sales, identical store sales increased 1.4%. When adjusted for the Easter holiday, non-fuel identical store sales increased 2.6%.

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

Gross profit margin declined 42 basis points to 28.74% of sales in the second quarter of 2005 compared to 29.16% in the second quarter of 2004. Higher fuel sales (which have a lower gross margin) reduced gross profit by 36 basis points. The recovery from the strike in Southern California improved gross margin but was offset by increased advertising, investments in price and other expenses.

Vendor allowances totaled $542.1 million for the second quarter of 2005 and $527.3 million for the second quarter of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 9 basis points to 25.30% of sales in the second quarter of 2005 from 25.39% in the second quarter of 2004. This improvement is primarily due to the ongoing recovery from the strike at Vons, increased sales from fuel and restructured labor agreements, offset by stock option expense, labor costs associated with the grand opening of Lifestyle stores, higher retail bonus accruals and other store operating costs.

In 2005, Safeway early adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that stock options be expensed. The noncash expense for stock options was $17.7 million ($0.02 per diluted share) in the second quarter of 2005.

INTEREST EXPENSE Interest expense was $94.5 million in the second quarter of 2005, down slightly from $95.5 million in the second quarter of 2004. Indebtedness was lower in the second quarter of 2005 compared to the second quarter of 2004, while average interest rates were higher.

INCOME TAX EXPENSE Income tax expense was $82.4 million, or 38.1% of pretax income, in the second quarter of 2005 compared to 31.4% in the second quarter of 2004. Safeway’s effective tax rate was lower in the second quarter of 2004 due to a tax benefit of $12.5 million arising from the favorable resolution of various tax issues.

24-WEEKS ENDED JUNE 18, 2005 COMPARED WITH 24-WEEKS ENDED JUNE 19, 2004

Net income for the first 24 weeks of 2005 was $265.3 million ($0.59 per diluted share) compared to $198.3 million ($0.44 per diluted share) in the first 24 weeks of 2004. The gross profit margin was 28.98% in 2005 compared to 29.66% in 2004. Operating and administrative expense was 25.55% of sales in 2005 compared to 26.73% of sales in 2004.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact, if any, of SFAS No. 151 on its financial statements.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

Liquidity and Capital Resources

Net cash flow from operating activities was $671.8 million in the first 24 weeks of 2005 compared to $1,047.7 million in the first 24 weeks of 2004. This change was primarily because of higher income tax payments in 2005 and lower prepaid expense and receivables in 2004.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $484.7 million for the first 24 weeks of 2005 compared to $432.1 million in 2004.

Financing activities, which consist primarily of cash used to pay down debt, used cash flow of $131.9 million in the first 24 weeks of 2005 compared to $576.4 million in 2004.

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million five-year revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million subfacility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guaranty the obligations of CSL under the Credit Agreement. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 18, 2005, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire on June 1, 2010 and replaced the former credit agreement that was scheduled to expire in 2006. No borrowings, as of the end of the second quarter, have been made under this agreement. However, letters of credit have reduced borrowings available by $38.4 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. The Company may issue debt or equity securities in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans. At June 18, 2005, $1.6 billion of securities were available for issuance under the shelf registration.

On July 7, 2005, Safeway paid a quarterly dividend of $0.05 per common share to stockholders of record as of June 16, 2005. The payout totaled $22.4 million. Assuming the Company continues to pay quarterly dividends in the same amount, annual dividends on common stock would approximate $90 million.

The Company has offered voluntary severance packages to Northern California, union employees. Compensation expense related to this offer will be incurred in the second half of 2005.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

On June 29, 2005, Standard & Poor’s (S&P) lowered its long-term credit rating on the Company to BBB- (with a stable outlook) from BBB. Moody’s and Fitch ratings remained unchanged at Baa2 and BBB, respectively (both with a negative outlook). Safeway’s ability to borrow under the Credit Agreement is unaffected by Safeway’s credit ratings. Also, the Company maintains no debt which requires the accelerated repayment based on the lowering of credit ratings. Pricing under the Credit Agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Safeway’s pricing was unaffected by S&P’s lowered rating. However, changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its Credit Agreement, its ability to borrow under the Credit Agreement would be impaired.

Capital Expenditure Program. Safeway invested $515.1 million in capital expenditures in the first 24 weeks of 2005. The Company opened eight new Lifestyle stores and completed 83 Lifestyle remodels. For the year, the Company has increased expected capital expenditures to approximately $1.5 billion from $1.4 billion. The Company expects to open approximately 25 new Lifestyle stores and complete approximately 290 to 295 Lifestyle remodels. By year-end 2005, approximately 25% of Safeway’s store base will be in the Lifestyle format.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, comparable store sales, earnings, stock option expense, pension plan contributions, dividend payments on common stock, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, financial and other effects of the Southern California labor strike and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the capital investment in and financial results from our Lifestyle stores; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs, including severance payments, and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance at stores affected by the Southern California labor strike, including the time it takes to return to pre-strike operating performance, and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future; performance in new business ventures; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 18, 2005, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended June 18, 2005 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With respect to the lawsuit entitled Baker, et al. v. Jewel Food Stores, Inc., et al., the Illinois Supreme Court denied plaintiffs’ petition for leave to appeal on May 25, 2005. The matter is now over.

With respect to the four shareholder derivative lawsuits consolidated into the action entitled In re Safeway Inc. Derivative Litigation, on June 22, 2005, the court approved the parties’ Stipulation of Settlement, which incorporated their Memorandum of Understanding. In the Memorandum of Understanding, the Company agreed to implement or maintain certain corporate governance practices. At the same time, the court dismissed all claims in the action, and entered final judgment.

With respect to the lawsuit entitled State of California ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on May 25, 2005, the court denied defendants’ motion for summary judgment based on the non-statutory labor exemption to the antitrust laws. On or about June 22, 2005, defendants filed appeals with the U.S. Court of Appeals for the Ninth Circuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the second quarter of 2005.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 27, 2005 – April 23, 2005	—	$—	N/A	$	N/A
April 24, 2005 – May 21, 2005	17,866	20.64	N/A		N/A
May 22, 2005 – June 18, 2005	—	—	N/A		N/A

TOTAL	17,866	$20.64	N/A	$	N/A

1 Represents shares withheld by issuer from the vested portion of restricted stock awards with a market value equal to the amount of the withholding taxes due.

SAFEWAY INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 25, 2005, at which the stockholders voted on proposals as follows:

	Votes For	Votes Against or Withheld	Votes Abstained	Broker Non-Votes
Proposal 1. Election of Directors Steven A. Burd Janet E. Grove Mohan Gyani Paul Hazen Robert I. MacDonnell Douglas J. Mackenzie Rebecca A. Stirn William Y. Tauscher Raymond G. Viault	378,309,265 381,355,130 381,337,206 377,393,512 369,032,760 381,394,216 377,235,182 370,435,280 381,360,494	9,385,712 6,339,847 6,357,771 10,301,465 18,662,217 6,300,761 10,459,795 17,259,697 6,334,483	N/A N/A N/A N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A N/A N/A N/A

Proposal 2. Ratification of Appointment of Independent Auditors for Fiscal 2005.	377,996,077	7,359,383	2,339,517	N/A

Proposal 3. Stockholder Proposal Requesting Cumulative Voting.	75,778,596	203,959,092	69,194,181	38,763,108

Proposal 4. Stockholder Proposal Requesting Sale of Safeway.	5,957,315	340,222,591	2,751,963	38,763,108

Proposal 5. Stockholder Proposal Requesting Independent Director as Chairman of the Board.	69,587,913	276,371,429	2,972,527	38,763,108

Proposal 6. Stockholder Proposal Requesting Sustainability Report.	53,117,506	264,468,766	31,345,597	38,763,108

Proposal 7. Stockholder Proposal Requesting that 50% of Director Compensation be paid in Restricted Stock.	10,723,844	335,369,346	2,838,679	38,763,108

Proposal 8. Stockholder Proposal Requesting Director Election Majority Vote.	159,603,730	186,624,286	2,703,853	38,763,108

Proposal 9. Stockholder Proposal Requesting Independent Board Committees.	38,131,989	308,110,821	2,689,059	38,763,108

Proposal 10. Stockholder Proposal Requesting an Office of the Board of Directors.	13,148,134	332,801,046	2,982,689	38,763,108

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit 10.1	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2005	/S/ STEVEN A. BURD
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 28, 2005	/S/ ROBERT L. EDWARDS
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED June 18, 2005

Exhibit 10.1	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.