Form 10-Q
period 2005-09-10
SAFEWAY INC
filed 2005-10-20
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of October 14, 2005 there were issued and outstanding 449.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 10, 2005	January 1, 2005
ASSETS

Current assets:
Cash and equivalents	$335.5	$266.8
Receivables	327.0	339.0
Merchandise inventories	2,661.0	2,740.7
Prepaid expenses and other current assets	243.9	251.2

Total current assets	3,567.4	3,597.7

Property:	15,644.3	15,042.7
Less accumulated depreciation and amortization	(6,833.3)	(6,353.3)

Total property, net	8,811.0	8,689.4

Goodwill	2,405.9	2,406.6
Prepaid pension costs	249.7	321.0
Investment in unconsolidated affiliates	194.4	187.6
Other assets	177.6	175.1

Total assets	$15,406.0	$15,377.4

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 10, 2005	January 1, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$1,064.9	$596.9
Current obligations under capital leases	39.4	42.8
Accounts payable	1,930.4	1,759.4
Accrued salaries and wages	442.9	426.4
Income taxes	132.4	270.3
Other accrued liabilities	681.1	696.3

Total current liabilities	4,291.1	3,792.1

Long-term debt:
Notes and debentures	4,654.7	5,469.7
Obligations under capital leases	639.9	654.0

Total long-term debt	5,294.6	6,123.7

Deferred income taxes	397.0	463.6
Accrued claims and other liabilities	683.5	691.1

Total liabilities	10,666.2	11,070.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 579.9 and 578.5 shares outstanding	5.8	5.8
Additional paid-in capital	3,433.4	3,373.1
Deferred stock compensation	(11.8)	(15.2)
Accumulated other comprehensive income	166.9	144.9
Retained earnings	5,020.8	4,678.0

	8,615.1	8,186.6
Less: Treasury stock at cost; 130.6 and 130.8 shares	(3,875.3)	(3,879.7)

Total stockholders’ equity	4,739.8	4,306.9

Total liabilities and stockholders’ equity	$15,406.0	$15,377.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 10, 2005	September 11, 2004	September 10, 2005	September 11, 2004
Sales and other revenue	$8,945.5	$8,343.2	$26,369.9	$24,432.5
Cost of goods sold	(6,388.9)	(5,877.2)	(18,763.9)	(17,193.8)

Gross profit	2,556.6	2,466.0	7,606.0	7,238.7

Operating and administrative expense	(2,316.9)	(2,171.5)	(6,768.5)	(6,472.0)

Operating profit	239.7	294.5	837.5	766.7

Interest expense	(93.5)	(96.5)	(278.3)	(288.2)

Other income, net	5.7	3.7	21.8	11.5

Income before income taxes	151.9	201.7	581.0	490.0

Income tax expense	(29.4)	(42.5)	(193.3)	(132.5)

Net income	$122.5	$159.2	$387.7	$357.5

Earnings per share:
Basic	$0.27	$0.36	$0.87	$0.80

Diluted	$0.27	$0.35	$0.86	$0.80

Weighted average shares outstanding:
Basic	448.1	446.0	447.5	445.2

Diluted	451.6	449.7	450.0	449.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 10, 2005	September 11, 2004
OPERATING ACTIVITIES:
Net income	$387.7	$357.5

Reconciliation to net cash flow from operating activities:
Property impairment charges	70.4	25.0
Stock option expense	42.9	—
Depreciation expense	636.5	614.8
Deferred income tax	(67.0)	—
LIFO expense	6.9	6.9
Equity in earnings of unconsolidated affiliates, net	(6.8)	(0.3)
Net pension expense	80.3	77.6
(Gain) loss on property retirements and lease exit costs	(13.1)	18.9
Increase in accrued claims and other liabilities	32.3	104.8
Other	0.6	(0.3)
Change in working capital items:
Receivables and prepaid expenses	18.9	121.3
Inventories at FIFO cost	78.9	(8.6)
Income taxes	(127.4)	52.7
Payables and accruals	146.3	155.7

Net cash flow from operating activities	1,287.4	1,526.0

INVESTING ACTIVITIES:
Cash paid for property additions	(855.5)	(751.8)
Proceeds from sale of property	45.4	149.3
Other	(25.6)	(44.1)

Net cash flow used by investing activities	(835.7)	(646.6)

FINANCING ACTIVITIES:
Additions to short-term borrowings	—	0.7
Payments on short-term borrowings	(10.8)	(1.1)
Additions to long-term borrowings	151.0	778.5
Payments on long-term borrowings	(517.0)	(1,370.7)
Dividends paid	(22.4)	—
Net proceeds from exercise of stock options	14.2	21.2
Other	(1.9)	(5.8)

Net cash flow used by financing activities	(386.9)	(577.2)

Effect of changes in exchange rates on cash	3.9	(0.3)

Increase in cash and equivalents	68.7	301.9

CASH AND EQUIVALENTS:
Beginning of period	266.8	174.8

End of period	$335.5	$476.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 10, 2005 and September 11, 2004 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 10, 2005 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2005 and 2004. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $535.4 million for the third quarter of 2005 and $511.7 million for the third quarter of 2004. Vendor allowances totaled $1.6 billion for the first 36 weeks of 2005 and $1.5 billion for the first 36 weeks of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first 36 weeks of 2005, total comprehensive income was $409.7 million which primarily consisted of $387.7 million of net income and $21.2 million of favorable foreign currency translation adjustments.

For the first 36 weeks of 2004, total comprehensive income was $342.6 million which primarily consisted of $357.5 million of net income offset by $16.1 million of unfavorable foreign currency translation adjustments.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Board of Directors. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Options to purchase 14.2 million shares were available for grant at September 10, 2005 under the 1999 Amended and Restated Equity Participation Plan. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. Converted options from the acquisitions of Randall’s and Vons will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued.

On July 31, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan of Safeway Inc. (the “2002 Plan”), under which awards of non-qualified stock options and stock-based awards may be made. There are 2.0 million shares of common stock authorized for issuance pursuant to grants under the 2002 Plan. As of September 10, 2005, no options have been granted under this plan.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at January 2, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 36 weeks of 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 3.83% to 4.09%; and expected dividend yield of 0% - 1% during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the first 36 weeks of 2005 valuation. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.

The Company recognized stock-based compensation expense of $14.6 million ($0.02 per diluted share) in the third-quarter of 2005 and $42.9 million ($0.06 per diluted share) for the first 36 weeks of 2005 as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to January 2, 2005, Safeway accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income for the 12 and 36 weeks ended September 11, 2004 and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

	12 weeks ended, September 11, 2004	36 weeks ended, September 11, 2004
Net income – as reported	$159.2	$357.5

Add stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	1.8

Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12.0)	(36.9)

Net income – pro forma	$147.8	$322.4

Basic earnings per share:
As reported	$0.36	$0.80
Pro forma	0.33	0.72
Diluted earnings per share:
As reported	$0.35	$0.80
Pro forma	0.33	0.72

Activity in the Company’s stock option plans for the first 36 weeks of 2005 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	26,814,561	$26.37
Activity:
Granted	11,142,997	20.04
Canceled	(1,034,797)	27.19
Exercised	(1,633,709)	6.99

Outstanding, end of period	35,289,052	$25.19	$166.7

Exercisable, end of period	15,598,067	$28.41	$89.6

The weighted average fair value of options granted during the first 36 weeks of 2005 was $6.68. The total intrinsic value of options exercised during the first 36 weeks of 2005 was $24.3 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 10, 2005, there was $162.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes stock option information at September 10, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$2.38	to	$4.75	3,270,094	2.22	$3.08	3,270,094	$3.08
4.78		18.11	4,862,051	4.85	17.09	760,085	11.63
18.12		19.99	4,717,317	5.14	19.80	1,070,113	19.80
20.00		20.75	6,545,061	5.18	20.57	504,736	20.18
20.86		22.83	3,133,992	6.09	22.25	506,446	22.53
22.85		27.15	3,408,023	5.01	25.31	1,963,132	25.64
27.40		35.75	2,252,991	4.52	32.37	1,751,328	32.54
35.94		45.94	3,096,221	4.21	41.74	2,611,868	41.54
46.09		52.56	1,499,862	5.05	48.91	1,164,980	49.08
52.94		62.50	2,503,440	5.23	54.38	1,995,285	54.36

2.38		62.50	35,289,052	4.79	25.19	15,598,067	28.41

In September 2004, Safeway initiated a voluntary exchange program to eligible employees for stock options and stock rights having an exercise price greater than $35.00. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The exchange program ended on October 5, 2004, and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six year term and vest over five years.

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2005 by geographic area is as follows (in millions):

	2005
	U.S.		Canada		Total
Balance – beginning of year	$2,325.6		$81.0		$2,406.6
Adjustments	(2.1	)(1)	1.4	(2)	(0.7)

Balance – end of period	$2,323.5		$82.4		$2,405.9

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E - FINANCING

Notes and debentures were composed of the following at September 10, 2005 and January 1, 2005 (in millions):

	September 10, 2005		January 1, 2005
	Long-term	Current	Long-term	Current
Commercial paper	$—	$—	$105.0	$—
Other bank borrowings	—	6.8	6.3	11.9
Mortgage notes payable, secured	17.8	4.9	19.1	7.0
9.30% Senior Secured Debentures due 2007	24.3	—	24.3	—
2.50% Senior Notes due 2005, unsecured	—	200.0	—	200.0
Floating Rate Senior Notes due 2005, unsecured	—	150.0	—	150.0
3.80% Senior Notes due 2005, unsecured	—	—	—	225.0
6.15% Senior Notes due 2006, unsecured	—	700.0	700.0	—
4.80% Senior Notes due 2007, unsecured	480.0	—	480.0	—
7.00% Senior Notes due 2007, unsecured	250.0	—	250.0	—
4.125% Senior Notes due 2008, unsecured	300.0	—	300.0	—
6.50% Senior Notes due 2008, unsecured	250.0	—	250.0	—
7.50% Senior Notes due 2009, unsecured	500.0	—	500.0	—
4.95% Senior Notes due 2010, unsecured	500.0	—	500.0	—
6.50% Senior Notes due 2011, unsecured	500.0	—	500.0	—
5.80% Senior Notes due 2012, unsecured	800.0	—	800.0	—
5.625% Senior Notes due 2014, unsecured	250.0	—	250.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	—	150.0	—
7.25% Senior Debentures due 2031, unsecured	600.0	—	600.0	—
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	—	24.2	—
Other notes payable, unsecured	8.4	3.2	10.8	3.0

	$4,654.7	$1,064.9	$5,469.7	$596.9

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million five-year revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million subfacility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 10, 2005, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire on June 1, 2010 and replaced the former credit agreement that was scheduled to expire in 2006. No borrowings, as of the end of the third quarter, have been made under this agreement. However, letters of credit have reduced borrowings available by $38.4 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F – TAXES ON INCOME

In the third quarter of 2005, the Company finalized its plan to repatriate $500 million of earnings from its Canadian subsidiary to the U.S. to take advantage of the lower effective tax rate allowed by the American Jobs Creation Act of 2004. The Canadian subsidiary will fund approximately half of the repatriated earnings with cash on hand and the remainder with borrowings. The U.S. parent company will use the repatriated earnings to pay down debt in the near term. Deferred taxes previously provided on Canadian earnings to be repatriated exceeded the tax costs to repatriate the earnings and resulted in a net reduction of $17 million in income tax expense in the third quarter of 2005.

NOTE G – PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the 12 and 36 weeks ended September 10, 2005 and September 11, 2004 (in millions):

	12 weeks ended, Sept. 10, 2005	12 weeks ended, Sept. 11, 2004	36 weeks ended, Sept. 10, 2005	36 weeks ended, Sept. 11, 2004
Estimated return on assets	$35.7	$33.6	$106.9	$100.8
Service cost	(25.3)	(25.0)	(75.7)	(74.8)
Interest cost	(25.9)	(22.9)	(77.7)	(68.7)
Amortization of prior service cost	(3.9)	(3.8)	(11.6)	(11.5)
Amortization of unrecognized losses	(7.4)	(7.8)	(22.2)	(23.4)

Net pension expense	$(26.8)	$(25.9)	$(80.3)	$(77.6)

The Company made approximately $12.2 million of contributions to its defined benefit pension plan trusts, including the Retirement Restoration Plan, in the first 36 weeks of 2005. For the remainder of 2005, Safeway currently anticipates contributing an additional $5.5 million to these trusts.

NOTE H - CONTINGENCIES

Legal Matters

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005), provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings, and except as described below.

With respect to claims arising from the July 1988 fire at the Company’s dry grocery warehouse in Richmond, California, as of October 1, 2005, there were pending approximately 200 claims against the Company for personal injury (including punitive damages) (down from 600 claims as of March 1, 2005), and no separate active claims for property damage (down from 290 claims as of March 1, 2005). Safeway continues to believe that coverage under its insurance policy will be sufficient and available for resolution of all remaining personal injury claims (with the exception of punitive damages, if any) arising out of the fire.

With respect to the four shareholder derivative lawsuits consolidated into the action entitled In re Safeway Inc. Derivative Litigation, on September 8, 2005, the judgment became final. The matter is now over.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Guarantees

Note L to the Company’s consolidated financial statements, under the caption “Furrs and Homeland Charge” on page 50 of the 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005) provides information on contingent liabilities for the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. With respect to other divested operations, Safeway is unable to determine its maximum potential obligation, should there be any defaults, because information about the total number of leases from these divested operations that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses, beyond those recorded, would not be material to Safeway’s operating results, cash flow or financial position.

Note O to the Company’s consolidated financial statements, under the caption “Guarantees” on page 51 of the 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005) provides information on guarantees required under FIN No. 45.

NOTE I – STORE CLOSING AND OTHER CHARGES

Operating and administrative expense in the first 36 weeks of 2005 included $54.7 million of impairment charges related to 26 stores in Texas, which the Company plans to close, and $21.9 million for an employee buyout charge in Northern California.

Operating and administrative expense in the first 36 weeks of 2004 included charges of $45.7 million of store lease exit costs related to the closure of 12 under-performing Dominick’s stores and $19.7 million of required contributions to two Northern California UFCW multi-employer health and welfare plans. Also included in the first 36 weeks of 2004 were charges related to the settlement of the Southern California strike: $36.5 million for the contribution to the Southern California union health and welfare trust fund and $9.3 million for a contract ratification bonus.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12 WEEKS ENDED SEPTEMBER 10, 2005 COMPARED WITH 12 WEEKS ENDED SEPTEMBER 11, 2004

Net income was $122.5 million ($0.27 per diluted share) for the third quarter ended September 10, 2005. Safeway’s results were reduced $0.08 per diluted share due to an impairment charge in Texas and $0.03 per diluted share for an employee buyout charge in Northern California.

Net income was $159.2 million ($0.35 per diluted share) for the third quarter of 2004. Net income was reduced by $0.03 per diluted share for contributions to two Northern California UFCW multi-employer health and welfare plans.

The favorable resolution of various tax issues increased net income by $0.06 per diluted share in the third quarter of 2005 and $0.07 per diluted share in 2004.

In 2005, Safeway early adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that stock options be expensed. The non-cash expense for stock options was $14.6 million, pre-tax ($0.02 per diluted share) in the third quarter of 2005.

Texas Strategy

Safeway plans to revitalize the Texas division through a strategy which includes the closure of 26 under-performing stores, a focused Lifestyle remodel program and the introduction of proprietary products. Safeway incurred a $54.7 million pre-tax impairment charge ($0.08 per diluted share) on these stores in the third quarter of 2005 and expects to incur a charge of approximately $59 million, pre-tax ($0.08 per diluted share) for store exit activities in the fourth quarter of 2005. The impact of closing these stores is expected to be cash neutral in 2005.

Energy Costs

Fuel and energy prices increased significantly over last year. Safeway avoided a portion of this increase with the use of fixed price natural gas and electricity contracts. However, the net impact of higher fuel and natural gas prices increased store utility costs, store supply costs and distribution costs. It also lowered operating profit from fuel stations. Safeway estimates that higher energy costs reduced net income by approximately $23 million, pre-tax ($0.03 per diluted share) in the third quarter of 2005.

SALES Sales and other revenue increased 7.2% to $8.9 billion in the third quarter of 2005 from $8.3 billion in the third quarter of 2004. Increased fuel sales, Safeway’s marketing strategy and Lifestyle store execution drove this sales increase.

Comparable store sales increased 5.7% and identical store sales (which exclude replacement stores) increased 5.4% for the third quarter of 2005. Excluding the effect of fuel sales, identical store sales increased 3.4%.

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

Primarily because of fuel sales, which have a lower gross margin, gross profit declined 98 basis points to 28.58% of sales in the third quarter of 2005 compared to 29.56% in the third quarter of 2004. Fuel sales reduced gross profit margin by 65 basis points. The remaining 33 basis point decline is largely the result of the grand opening of 79 Lifestyle stores, increased advertising expenses, investments in price and higher energy costs.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vendor allowances totaled $535.4 million for the third quarter of 2005 and $511.7 million for the third quarter of 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined to 25.90% of sales in the third quarter of 2005 compared to 26.03% in 2004.

Operating and administrative expense in 2005 included a $54.7 million pre-tax Texas impairment charge, a $21.9 million pre-tax employee buyout charge and a $14.6 million pre-tax expense for stock options. Operating and administrative expense in 2004 includes a pre-tax $19.7 million health and welfare contribution. Despite these charges, operating and administrative expense, as a percentage of sales, improved in the third quarter of 2005 compared to the third quarter of 2004 primarily due to restructured labor agreements, increased sales from fuel and reduced workers’ compensation costs, partly offset by labor costs associated with the grand opening of Lifestyle stores and higher energy costs.

INTEREST EXPENSE Interest expense was $93.5 million in the third quarter of 2005, down slightly from $96.5 million in the third quarter of 2004. This decline was due to a $648 million reduction in average indebtedness offset by an increase in average interest expense from 5.79% to 6.16%.

INCOME TAX EXPENSE Income tax expense was $29.4 million, or 19.4% of pretax income, in the third quarter of 2005 compared to 21.1% in the third quarter of 2004.

In the third quarter of 2005, the Company finalized its plan to repatriate $500 million of earnings from its Canadian subsidiary to the U.S. to take advantage of the lower effective tax rate allowed by the American Jobs Creation Act of 2004. The Canadian subsidiary will fund approximately half of the repatriated earnings with cash on hand and the remainder with borrowings. The U.S. parent company will use the repatriated earnings to pay down debt in the near term.

Deferred taxes previously provided on Canadian earnings to be repatriated exceeded the tax costs to repatriate the earnings and resulted in a net reduction of $17 million in income tax expense in the third quarter of 2005. In addition, Safeway’s effective tax rate was lower due to the favorable resolution of various tax issues totaling $10 million in the third quarter of 2005. The total benefit of these tax items was $0.06 per diluted share.

The total benefit from the resolution of various tax issues in the third quarter of 2004 was $32.4 million ($0.07 per diluted share).

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

36-WEEKS ENDED SEPTEMBER 10, 2005 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 11, 2004

Net income for the first 36 weeks of 2005 was $387.7 million ($0.86 per diluted share) compared to $357.5 million ($0.80 per diluted share) in the first 36 weeks of 2004. The gross profit margin was 28.84% in 2005 compared to 29.63% in 2004. Operating and administrative expense was 25.67% of sales in 2005 compared to 26.49% of sales in 2004.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005) includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, and goodwill.

Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. The Company uses an independent third party to assist in determining these assumptions.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact, if any, of FIN 47 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

Liquidity and Capital Resources

Net cash flow from operating activities was $1,287.4 million in the first 36 weeks of 2005 compared to $1,526.0 million in the first 36 weeks of 2004. This change was primarily because of higher income tax payments in 2005 and lower prepaid expense in 2004.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $835.7 million for the first 36 weeks of 2005 compared to $646.6 million in 2004.

Financing activities, which consist primarily of cash used to pay down debt, used cash flow of $386.9 million in the first 36 weeks of 2005 compared to $577.2 million in 2004.

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million five-year revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million subfacility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 10, 2005, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire on June 1, 2010 and replaced the former credit agreement that was scheduled to expire in 2006. No borrowings, as of the end of the third quarter, have been made under this agreement. However, letters of credit have reduced borrowings available by $38.4 million.

In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. The Company may issue debt or equity securities in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans. At September 10, 2005, $1.6 billion of securities were available for issuance under the shelf registration.

Safeway paid a quarterly dividend of $0.05 per common share on July 7, 2005 and September 28, 2005 to stockholders of record as of June 16, 2005 and September 7, 2005, respectively. The payouts totaled $44.9 million, of which $22.5 million occurred in the fourth quarter of 2005. Assuming the Company continues to pay the same per share quarterly dividends, annual dividends on common stock would approximate $90 million.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 29, 2005, Standard & Poor’s (S&P) lowered its long-term credit rating on the Company to BBB- (with a stable outlook) from BBB. Moody’s and Fitch ratings remained unchanged at Baa2 and BBB, respectively (both with a negative outlook). Safeway’s ability to borrow under the Credit Agreement is unaffected by Safeway’s credit ratings. Also, the Company maintains no debt which requires accelerated repayment based on the lowering of credit ratings. Pricing under the Credit Agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Safeway’s pricing was unaffected by S&P’s lowered rating. However, changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its Credit Agreement, its ability to borrow under the Credit Agreement would be impaired. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently.

Capital Expenditure Program

Safeway invested $856 million in capital expenditures in the first 36 weeks of 2005. The Company opened 13 new Lifestyle stores and completed 156 Lifestyle remodels. For the year, the Company expects to spend approximately $1.5 billion in capital expenditures and open approximately 25 new Lifestyle stores and complete approximately 290 to 295 Lifestyle remodels. By year-end 2005, approximately 26% of Safeway’s store base will be in the Lifestyle format.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical store sales, comparable store sales, earnings, stock option expense, pension plan contributions, dividend payments on common stock, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, cost reductions, and obligations with respect to divested operations and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the capital investment in and financial results from our Lifestyle stores; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs, including severance payments, and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance of work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future; performance in new business ventures; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Additional information regarding these risks and uncertainties is contained in the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission.

SAFEWAY INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under the caption “Market Risk from Financial Instruments” on page 17 of the Company’s 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005).

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 10, 2005, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 10, 2005 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note L to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 49 of the 2004 Annual Report to Stockholders (filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005), provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings, and except as described below.

With respect to claims arising from the July 1988 fire at the Company’s dry grocery warehouse in Richmond, California, as of October 1, 2005, there were pending approximately 200 claims against the Company for personal injury (including punitive damages) (down from 600 claims as of March 1, 2005), and no separate active claims for property damage (down from 290 claims as of March 1, 2005). Safeway continues to believe that coverage under its insurance policy will be sufficient and available for resolution of all remaining personal injury claims (with the exception of punitive damages, if any) arising out of the fire.

With respect to the four shareholder derivative lawsuits consolidated into the action entitled In re Safeway Inc. Derivative Litigation, on September 8, 2005, the judgment became final. The matter is now over.

Item 6. Exhibits

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

SAFEWAY INC.
Date: October 20, 2005	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer
Date: October 20, 2005	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED September 10, 2005

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.