Form 10-K
period 2005-12-31
SAFEWAY INC
filed 2006-03-10
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate market value of the voting stock held by non-affiliates of registrant as of June 18, 2005 was approximately $10.4 billion.

As of March 3, 2006, there were outstanding 449.7 million shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part
Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders (to be held May 25, 2006) to be filed within 120 days after the end of the fiscal year ended December 31, 2005	III

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Safeway Inc. (“Safeway” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, capital expenditures, the valuation of Safeway’s investments, operating improvements and costs, tax rate, tax contingencies, gross profit improvement, cash flow and other sources of liquidity, uses of excess cash flow, common stock dividend payments and Lifestyle stores, and are indicated by words or phrases such as “estimate,” “continuing,” “ongoing,” “expect,” “anticipate,” “believe” and similar words or phrases and the negative of such words or phrases. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishables departments and our promotional programs; results of our programs to improve capital management; the ability to integrate any companies we acquire and achieve operating improvements at those companies; changes in financial performance of our equity investments; increases in labor costs and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; changes in state or federal legislation or regulation; the cost and stability of power sources; opportunities, acquisitions or dispositions that we pursue; performance in new business ventures; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. For additional information regarding these risks and uncertainties, see “Item 1A. Risk Factors.”

PART I

Item 1. Business

General Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,775 stores at year-end 2005. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities.

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 119 food and general merchandise stores in Western Mexico. In addition, the Company has a strategic alliance with and a 56% ownership interest in GroceryWorks Holdings, Inc., an Internet grocer.

Stores Safeway’s average store size is approximately 45,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan, and the estimated return on capital invested. Safeway’s primary new store format, called the “Lifestyle” store, is typically 55,000 square feet but can vary depending on the factors stated above. Lifestyle stores have an expanded perishables offering and feature a warm and inviting décor, with special lighting to highlight products and departments.

SAFEWAY INC. AND SUBSIDIARIES

Safeway’s stores provide a full array of dry grocery items tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral and pharmacy. In addition, many stores now offer Starbucks coffee shops and adjacent fuel centers.

Safeway continues to operate a number of smaller stores that also offer an extensive selection of food and general merchandise and that generally include one or more specialty departments. These stores remain an important part of the Company’s store network in smaller communities and certain other locations where larger stores may not be feasible because of space limitations and/or community needs or restrictions.

The following table summarizes Safeway’s stores by size at year-end 2005:

Square footage	Number of stores	Percent of total
Less than 30,000	265	15%
30,000 to 50,000	764	43
More than 50,000	746	42

Total stores	1,775	100%

Store Ownership At year-end 2005, Safeway owned approximately 38% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

Merchandising Safeway’s operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high quality products at competitive prices. To provide one-stop shopping for today’s busy shoppers, the Company emphasizes high quality produce and meat, and offers many specialty items through its various specialty departments.

Safeway is focused on differentiating its offering with high quality perishables. The Company believes it is developing a reputation for having the best produce in the market, through high quality specifications and precise handling procedures, and for having the most tender and flavorful meat, through the Company’s Rancher’s Reserve Tender Beef offering. In addition, Safeway has developed a variety of new items in the deli/food service department, including Signature sandwiches, soups and salads that provide meal solutions to today’s busy shoppers.

To showcase its commitment to quality, particularly in the perishables departments, Safeway has developed a store concept called the “Lifestyle” store. The Lifestyle store has an earth-toned décor package, subdued lighting, custom flooring, unique display fixtures and other special features that impart a warm ambience that the Company believes significantly enhances the shopping experience.

Safeway has continued to develop its premium line of corporate brand products. Hundreds of items have been developed since 1993 under the “Safeway SELECT” banner. The award-winning Safeway SELECT line is designed to offer premium quality products that the Company believes are equal or superior in quality to comparable best-selling, nationally advertised brands, or are unique to the category and not available from national brand manufacturers.

The Safeway SELECT line of products includes: unique salsas; bagged salads; whole bean coffees; the Indulgence line of cookies and other sweets; the Verdi line of frozen pizzas, fresh and frozen pastas, pasta sauces and olive oils; and Artisan fresh-baked breads. The Safeway SELECT line also includes an extensive array of ice creams, frozen yogurts and sorbets; cereals and low-fat cereal bars; and Gourmet Club frozen entrees and hors d’oeuvres.

SAFEWAY INC. AND SUBSIDIARIES

Safeway also offers Milena’s take & bake pizzas, the Primo Taglio line of meats, cheeses and sandwiches, and Signature brand soups, sandwiches and salads.

New to Safeway is the line of O Organics food and beverage products sold exclusively at Safeway.

Manufacturing and Wholesale The principal function of manufacturing operations is to purchase, manufacture and process private label merchandise sold in stores operated by Safeway. As measured by sales dollars, approximately 23% of Safeway’s private label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private label products to independent grocery stores and institutional customers.

Safeway operated the following manufacturing and processing facilities at year-end 2005:

	U.S.	Canada
Milk plants	6	3
Bread baking plants	5	2
Ice cream plants	2	2
Cheese and meat packaging plants	—	2
Soft drink bottling plants	4	—
Fruit and vegetable processing plants	1	3
Other food processing plants	2	—
Pet food plant	1	—

Total	21	12

In addition, the Company operates laboratory facilities for quality assurance and research and development in certain of its plants and at its corporate offices.

Distribution Each of Safeway’s 12 retail operating areas is served by a regional distribution center consisting of one or more facilities. Safeway has 17 distribution/warehousing centers (13 in the United States and four in Canada), which collectively provide the majority of all products to Safeway stores. The Company’s distribution centers in Maryland, Alberta and British Columbia are operated by third parties.

Capital Expenditure Program A key component of the Company’s long-term growth strategy is its capital expenditure program. The Company’s capital expenditure program funds, among other things, new stores, remodels, manufacturing plants, distribution facilities and information technology advances. Over the last several years, Safeway management has continued to strengthen its program to select and approve new capital investments.

SAFEWAY INC. AND SUBSIDIARIES

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2005	2004	2003	2002	2001
Total stores at beginning of year	1,802	1,817	1,808	1,773	1,688

Stores opened:
New	11	22	22	51	57
Replacement	10	11	18	24	38

	21	33	40	75	95

Stores closed	48	48	31	40	49

Genuardi’s stores acquired	—	—	—	—	39

Total stores at year-end	1,775	1,802	1,817	1,808	1,773

Remodels completed (1)
Lifestyle remodels	293	92	19	—	—
Other remodels	22	23	56	203	255

	315	115	75	203	255
Number of fuel stations at year-end	314	311	270	214	152
Total retail square footage at year-end (in millions)	81.0	82.1	82.6	81.5	78.8

Cash capital expenditures (2)	$1,383.5	$1,212.5	$935.8	$1,467.4	$1,793.0
Cash capital expenditures as a percentage of sales and other revenue	3.6%	3.4%	2.6%	4.2%	5.2%

(1)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.
(2)	Excludes acquisitions. Includes 11 former ABCO stores purchased in 2001.

During 2005, Safeway invested $1.4 billion in cash capital expenditures. The Company opened 21 new Lifestyle stores, remodeled 293 stores to the Lifestyle format and closed 48 stores. The Company also completed 22 other remodels. In 2006, the Company expects to spend approximately $1.6 billion in cash capital expenditures and open approximately 20 to 25 new Lifestyle stores while completing some 280 Lifestyle remodels. At year-end 2005, 26% of Safeway’s store base was in the Lifestyle format, and the Company expects to have approximately 43% in this format by the end of 2006.

Financial Information about Segments Note L to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments.

Trade Names and Trademarks Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 400 other trademarks registered and/or pending in the United States Patent and Trademark Office, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, Lucerne and Mrs. Wright’s, and other trademarks such as Pak’n Save Foods, Vons, Pavilions, Dominick’s, Carrs, Randalls, Tom Thumb and Genuardi’s. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewable so long as it is in continued use in commerce. Safeway considers certain of its trademarks to be of material importance to its business and actively defends and enforces its rights. Canada Safeway has also registered numerous trademarks in Canada.

SAFEWAY INC. AND SUBSIDIARIES

Working Capital At year-end 2005, working capital consisted of $3.7 billion in current assets and $4.3 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Competition Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway’s stores varies by market area. The principal competitive factors that affect the Company’s business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional and national food chains, as well as independent food stores, comprise the Company’s principal competition. Safeway also faces substantial competition from dollar stores, convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in many of the Company’s markets.

Raw Materials Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

Compliance with Environmental Laws The Company’s compliance with the federal, state, local and foreign laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise related to the protection of the environment, has not had and is not expected to have a material adverse effect upon the Company’s financial position or results of operations.

Employees At year-end 2005, Safeway had more than 201,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2005, the United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements covering approximately 50,000 employees, primarily in the Company’s Northern California, Denver, Dominick’s and Saskatchewan stores, were ratified.

Also during 2005, other UFCW collective bargaining agreements—covering employees primarily in the Company’s stores in Wyoming; in-store Bakery Workers’ agreements in California, Seattle and Portland; and Teamsters’ agreements covering employees in Safeway’s distribution centers in Southern California, Denver, Seattle and Edmonton—were ratified.

Other Labor Matters On October 11, 2003, seven UFCW locals struck the Company’s 289 stores in Southern California. As a result, pursuant to the terms of a multi-employer bargaining arrangement, Kroger and Albertson’s locked out certain of their retail union employees in Southern California food stores. An agreement ending the strike was ratified by the local unions on February 28, 2004. Employees returned to work beginning March 5, 2004. Safeway estimates the overall cost of the strike and its residual effects reduced 2004 earnings by $412.2 million before taxes ($0.57 per diluted share) and 2003 earnings by $167.5 million before taxes ($0.23 per diluted share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike, at strike-affected stores. The estimate also includes the Company’s benefit under an agreement with Kroger and Albertson’s that arises out of the multi-employer bargaining process in Southern California.

Financial Information about Geographic Areas Note L to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information by geographic area.

SAFEWAY INC. AND SUBSIDIARIES

Available Information Safeway’s corporate web site is located at www.safeway.com. You may access our Securities and Exchange Commission (“SEC”) filings free of charge at our corporate web site promptly after such material is electronically filed with, or furnished to, the SEC. We also maintain certain corporate governance documents on our web site, including the Company’s Corporate Governance Guidelines, our Director Independence Standards, the Code of Business Conduct and Ethics for the Company’s corporate directors, officers and employees, and the charters for our Audit, Nominating and Corporate Governance, and Executive Compensation committees. We will provide a copy of any such documents to any stockholder who requests it. We do not intend for information found on the Company’s web site to be part of this document.

Item 1A. Risk Factors

We wish to caution you that there are risks and uncertainties that could affect our business. These risks and uncertainties include, but are not limited to, the risks described below and elsewhere in this report, particularly in “Forward-Looking Statements.” The following is not intended to be a complete discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

Competitive Industry Conditions We face intense competition from traditional grocery retailers, non-traditional competitors such as “supercenters” and “club stores,” as well as from specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. Some of our competitors are larger than we are, have greater financial resources available to them and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

Our ability to attract customers is dependent, in large part, upon a combination of price, quality, product mix, brand recognition, store location, in-store marketing and design, promotional strategies and continued growth into new markets. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years, many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect our profitability. Also, we cannot assure that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain of our non-traditional competitors into the grocery retailing business.

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. In April 2005, we launched a $100 million marketing campaign to reposition our brand. For this campaign to be successful, we must achieve and maintain favorable recognition of our unique and exclusive private-label brands, effectively market our products to consumers in several diverse market segments, competitively price our products and maintain and enhance a perception of value for consumers. Finally, we must source and market our merchandise efficiently and creatively. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Labor Relations A significant majority of our employees are unionized, and our relationship with unions, including work stoppages, could have an adverse impact on our financial results.

We are a party to approximately 400 collective bargaining agreements, of which 35 are scheduled to expire in 2006. These expiring agreements cover approximately 4% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by

SAFEWAY INC. AND SUBSIDIARIES

the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Profit Margins Profit margins in the grocery retail industry are very narrow. In order to increase or maintain our profit margins, we develop strategies to reduce costs, such as productivity improvements, shrink reduction, distribution center efficiencies and other similar strategies. Our failure to achieve forecasted cost reductions might have a material adverse effect on our business. Changes in our product mix also may negatively affect certain financial measures. For example, we continue to add supermarket fuel centers, which generate low profit margins but significant sales. As a result, we expect to see our gross profit margins decrease as fuel sales increase. Although this negatively affects our gross profit margin, fuel sales provide a positive effect on operating and administrative expense as a percent of sales.

Opening and Remodeling of Stores Our inability to open and remodel stores as planned could have a material adverse effect on our results. Our business plans include the opening and remodeling of a significant number of stores. In 2006, we anticipate opening approximately 20 to 25 Lifestyle stores while completing approximately 280 Lifestyle remodels. If, as a result of labor relations issues, supply issues, environmental and real estate delays, these capital projects do not stay within the time and financial budgets that we have forecast, our future financial performance could be materially adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

Food Safety, Quality and Health Concerns We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims and a loss of consumer confidence, which could have a material adverse effect on our sales and operations.

Economic Conditions that Impact Consumer Spending Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect our growth and profitability.

Unfavorable Changes in Government Regulation Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices affecting our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Substantial Indebtedness We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 31, 2005, we had approximately $6.4 billion in total consolidated debt outstanding. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt, we may be required to: dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; limit our

SAFEWAY INC. AND SUBSIDIARIES

flexibility in planning for, or reacting to, changes in our business; place ourselves at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, interest expense could be materially and adversely affected by changes in the interest rate environment, changes in our credit rating, fluctuations in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Retirement Plans We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. Expenses from defined benefit pension plans may be significantly affected by changes in the actual return on plan assets and actuarial assumptions.

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are funded. Benefits generally are based on a fixed amount for each year of service. We contributed $234.5 million, $196.8 million and $172.1 million to these funds in 2005, 2004 and 2003, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, we expect that contributions to these plans may continue to increase, although at a slower rate than in recent years. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Most recently completed labor negotiations resulted in a reduction of pension liabilities (and, therefore, a reduction of projected contribution increases). Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors.

Legal Proceedings From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings arising in the ordinary course of business. In addition, there is an increasing number of cases being filed against companies generally, which contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions, could have a material adverse impact on our financial results.

Insurance Plan Claims We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. We estimate the liabilities associated with the risks that are retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting this business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment.

SAFEWAY INC. AND SUBSIDIARIES

Goodwill/Impairment of Long-Lived Assets We have $2.4 billion of goodwill on our balance sheet that is subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at specific divisions or specific stores could result in impairment charges on goodwill and/or long-lived assets. We have incurred significant impairment charges to earnings in the past for goodwill and for long-lived assets.

Information Technology Risks The Company has large, complex information technology systems that are important to business operations. The Company could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations.

Despite the Company’s considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated, or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information required by this item is set forth in Part I, Item 1 of this report.

Item 3. Legal Proceedings

Information about legal proceedings appears under the captions “Legal Matters” and “Furr’s and Homeland Lease Liabilities” as reported in Note K to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2005.

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of March 3, 2006, are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company Held at March 3, 2006		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	56	1992	1993

Brian C. Cornell (1) Executive Vice President and Chief Marketing Officer	47	2004	2004

Robert L. Edwards (2) Executive Vice President and Chief Financial Officer	50	2004	2004

Bruce L. Everette (3) Executive Vice President Retail Operations	54	1991	2001

Larree M. Renda Executive Vice President Chief Strategist and Administrative Officer	47	1991	1999

David F. Bond (4) Senior Vice President Finance and Control	52	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	53	1994	1994

Dick W. Gonzales (5) Senior Vice President Human Resources	59	1998	1998

Robert A. Gordon (6) Senior Vice President Secretary and General Counsel Chief Governance Officer	54	1999	2000

Melissa C. Plaisance (7) Senior Vice President Finance and Investor Relations	46	2004	2004

Kenneth M. Shachmut Senior Vice President Reengineering and Marketing Analysis	57	1994	1999

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company Held at March 3, 2006		Year first elected
	Age	Officer	Present office
David R. Stern (8) Senior Vice President Planning and Business Development	51	1994	2002

Jerry Tidwell (9) Senior Vice President Supply Operations	54	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	53	1991	1991

(1)	Brian C. Cornell was named Executive Vice President and Chief Marketing Officer of the Company in April 2004. Prior to joining Safeway, he was President of Pepsi Cola North America’s (PCNA) Food Services Division and Senior Vice President (SVP) of Sales for PCNA, a role he assumed in March 2003. Prior to joining PCNA, Mr. Cornell was Regional President of PepsiCo Beverages International’s European business, with the additional responsibility as SVP Non Carb Beverage Marketing. Mr. Cornell joined PepsiCo, Inc. when it acquired Tropicana from the Seagram Company in 1998. Mr. Cornell serves as a director and member of the Audit Committee of OfficeMax. He is Chairman of the Board and a member of the Compensation Committee of GroceryWorks Holdings, Inc., Safeway’s online grocery channel.
(2)	Robert L. Edwards was appointed as Executive Vice President and Chief Financial Officer of the Company in March 2004. Prior to that, he was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was, from 1998 to August 2003, an officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, where for most of that period he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He is a director of Casa Ley, in which Safeway has a 49% ownership interest.
(3)	Bruce L. Everette has been an Executive Vice President of Safeway Inc. since December 2001. While serving in that position, he was also President of Dominick’s Finer Foods, LLC, a subsidiary of Safeway, from October 2004 through November 2005. He held the positions of President and Division Manager, Northern California Division of Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.
(4)	David F. Bond has been Senior Vice President, Finance and Control, of Safeway since July 1997. In this capacity, he also serves as the Company’s Chief Accounting Officer. Prior to joining Safeway, he was a partner with Deloitte & Touche LLP from June 1988 to July 1997.
(5)	Dick W. Gonzales held the positions of Group Vice President, Human Resources, and Senior Vice President, Human Resources, at The Vons Companies, Inc. from 1993 to 1998. He is a director of The Safeway Foundation.
(6)	Robert A. Gordon has been a Senior Vice President since May 1999 and General Counsel since June 2000. In September 2005, he also became Secretary. Prior to 2000, he was Deputy General Counsel from May 1999 to June 2000.
(7)	Melissa C. Plaisance was Senior Vice President, Finance and Public Affairs, of Safeway Inc. from 1995 through 2000, and Senior Vice President, Finance and Investor Relations from 2000 to December 2003. She returned to Safeway in her current position in October 2004 from Del Monte Foods Company, where she had held the position of Senior Vice President, Finance and Corporate Communications, since January 2004.
(8)	David R. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway from December 1994 until his election as Senior Vice President in 2002.
(9)	Jerry Tidwell held the position of Vice President of Milk and Beverage Manufacturing from 2001 to 2003 and director of grocery business unit from 2000 to 2001. Mr. Tidwell joined Safeway in 1998 after a 24-year career with the Pepsi Cola Company.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. The following table presents quarterly high and low sales prices, as well as dividends declared per common share, for the Company’s common stock.

Fiscal Year 2005:	High	Low	Dividends declared
Quarter 1 (12 weeks)	$20.09	$17.85	$—
Quarter 2 (12 weeks)	24.95	18.15	0.05
Quarter 3 (12 weeks)	25.40	22.44	0.05
Quarter 4 (16 weeks)	26.46	21.67	0.05

Fiscal Year 2004:
Quarter 1 (12 weeks)	$23.80	$19.72	$—
Quarter 2 (12 weeks)	24.67	19.92	—
Quarter 3 (12 weeks)	25.64	19.52	—
Quarter 4 (16 weeks)	21.17	17.26	—

There were 19,418 stockholders of record as of March 3, 2006; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $24.50 at the close of business on March 3, 2006.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table contains information for shares repurchased during the fourth quarter of 2005.

Fiscal period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
September 11, 2005 – October 8, 2005	—	$ —	—	$565.1
October 9, 2005 – November 5, 2005	—	—	—	565.1
November 6, 2005 – December 3, 2005	—	—	—	565.1
December 4, 2005 – December 31, 2005	47,080	24.16	—	565.1

Total	47,080	$24.16	—	$565.1

(1)	Represents shares withheld by issuer from the vested portion of restricted stock awards with a market value equal to the amount of the withholding taxes due.
(2)	In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. From the initiation of the repurchase program in 1999 through the end of 2002, the Company repurchased approximately $2.9 billion of its common stock, leaving approximately $565.1 million available for repurchases. The Company has not repurchased any shares of its common stock under this repurchase program since the fourth quarter of 2002.

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2005(1)	52 Weeks 2004	53 Weeks 2003	52 Weeks 2002	52 Weeks 2001
Results of Operations
Sales and other revenue	$38,416.0	$35,822.9	$35,727.2	$34,917.2	$34,434.5

Gross profit	11,112.9	10,595.3	10,724.2	10,996.4	10,776.6
Operating and administrative expense	(9,898.2)	(9,422.5)	(9,421.2)	(8,760.8)	(8,047.4)
Goodwill impairment charges	—	—	(729.1)	(1,288.0)	—
Goodwill amortization	—	—	—	—	(140.4)

Operating profit	1,214.7	1,172.8	573.9	947.6	2,588.8
Interest expense	(402.6)	(411.2)	(442.4)	(430.8)	(446.9)
Other income (expense), net	36.9	32.3	9.6	15.5	(46.9)

Income before income taxes and cumulative effect of accounting change	849.0	793.9	141.1	532.3	2,095.0
Income taxes	(287.9)	(233.7)	(310.9)	(660.4)	(841.1)

Income (loss) before cumulative effect of accounting change	561.1	560.2	(169.8)	(128.1)	1,253.9
Cumulative effect of accounting change	—	—	—	(700.0)	—

Net income (loss)	$561.1	$560.2	$(169.8)	$(828.1)	$1,253.9

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$1.25	$1.26	$(0.38)	$(0.27)	$2.49
Cumulative effect of accounting change	—	—	—	(1.50)	—

Net income (loss)	$1.25	$1.26	$(0.38)	$(1.77)	$2.49

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$1.25	$1.25	$(0.38)	$(0.27)	$2.44
Cumulative effect of accounting change	—	—	—	(1.50)	—

Net income (loss)	$1.25	$1.25	$(0.38)	$(1.77)	$2.44

Cash dividends declared per common share(2)	$0.15	$—	$—	$—	$—

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2005 (1)	52 Weeks 2004	53 Weeks 2003	52 Weeks 2002	52 Weeks 2001
Financial Statistics
Comparable-store sales increases (decreases) (3)	5.9%	0.9%	(2.4)%	(0.7)%	2.3%
Identical-store sales increases (decreases) (3)	5.8%	0.3%	(2.8)%	(1.7)%	1.6%
Gross profit margin	28.93%	29.58%	30.02%	31.49%	31.30%
Operating & administrative expense as a percentage of sales (4)	25.77%	26.30%	26.37%	25.09%	23.37%
Operating profit as a percentage of sales	3.2%	3.3%	1.6%	2.7%	7.5%
Cash capital expenditures	$1,383.5	$1,212.5	$935.8	$1,467.4	$1,793.0
Depreciation & amortization	932.7	894.6	863.6	888.3	797.3
Total assets	15,756.9	15,377.4	15,096.7	16,047.2	17,462.6
Total debt	6,358.6	6,763.4	7,822.3	8,435.6	7,399.8
Total stockholders’ equity	4,919.7	4,306.9	3,644.3	3,627.5	5,889.6
Weighted average shares outstanding – basic (in millions)	447.9	445.6	441.9	467.3	503.3
Weighted average shares outstanding – diluted (in millions)	449.8	449.1	441.9	467.3	513.2
Other Statistics
Genuardi’s stores acquired during the year	—	—	—	—	39
Stores opened during the year	21	33	40	75	95
Stores closed during the year	48	48	31	40	49
Total stores at year-end	1,775	1,802	1,817	1,808	1,773
Remodels completed (5)
Lifestyle remodels	293	92	19	—	—
Other remodels	22	23	56	203	255

Total remodels completed	315	115	75	203	255

Total retail square footage at year-end (in millions)	81.0	82.1	82.6	81.5	78.8

(1)	Includes stock-based compensation expense of $59.7 million ($0.08 per diluted share). For additional information, see the caption “Stock-Based Employee Compensation” in Note A and the caption “Additional Stock Plan Information” in Note G to the consolidated financials statements set forth in Part II, Item 8 of this report.
(2)	No common stock dividends were declared prior to the second quarter of 2005.
(3)	Defined as stores operating the same period in both the current year and the previous year. Comparable stores include replacement stores while identical stores do not. 2005 sales increase includes an estimated 130-basis-point improvement in comparable store sales and an estimated 140-basis-point improvement in identical store sales due to the impact of the Southern California strike which ended in the first quarter of 2004. 2004 sales increase includes an estimated reduction of 60 basis points due to the impact of this strike. 2003 sales decrease includes the estimated 240-basis-point impact of the Southern California strike. 2001 sales increase includes the estimated 50-basis-point impact of the 2000 Northern California distribution center strike.
(4)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.
(5)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions. Includes 11 former ABCO stores purchased in 2001.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway reported net income of $561.1 million ($1.25 per diluted share) in 2005, net income of $560.2 million ($1.25 per diluted share) in 2004 and a net loss of $169.8 million ($0.38 per diluted share) in 2003. These results were significantly affected by a strike in Southern California, goodwill and asset impairments at Dominick’s and Randall’s and other unusual charges described below.

Strike Impact On October 11, 2003, seven UFCW local unions struck the Company’s 289 stores in Southern California. As a result, pursuant to the terms of a multi-employer bargaining arrangement, Kroger and Albertson’s locked out certain of their retail union employees in Southern California food stores. An agreement ending the strike was ratified by the union on February 28, 2004. Employees returned to work beginning March 5, 2004. Safeway estimates the overall cost of the strike and its residual effects reduced 2004 earnings by $412.2 million before taxes ($0.57 per diluted share) and 2003 earnings by $167.5 million before taxes ($0.23 per diluted share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike, at strike-affected stores. The estimate also includes the Company’s benefit under an agreement with Kroger and Albertson’s that arises out of the multi-employer bargaining process in Southern California.

Dominick’s Pre-tax charges for goodwill impairment, long-lived asset impairment and store exit activities since 2003 at Dominick’s are summarized below (in millions):

	2005	2004	2003
Goodwill impairment	—	—	$281.4
Impairment of long-lived assets (included in operating and administrative expense)	—	—	311.4
Store exit activities (included in operating and administrative expense)	—	$45.7	—

In November 2002, Safeway attempted to sell Dominick’s and exit the Chicago market due to labor issues. In the first 36 weeks of 2003, Safeway reduced the carrying value of Dominick’s by writing down $256.5 million ($0.56 per diluted share) of goodwill and $120.7 million ($0.17 per diluted share) of long-lived assets, based on indications of value received during the sale process. In November 2003, Safeway announced that it was taking Dominick’s off the market after the winning bidder and the unions representing Dominick’s could not reach an agreement on a labor contract. Safeway reclassified Dominick’s from an “asset held for sale” to “assets held and used” and adjusted Dominick’s individual long-lived assets to the lower of cost or fair value. As a result, in the fourth quarter of 2003, Safeway incurred a pre-tax, long-lived asset impairment charge of $190.7 million ($0.26 per diluted share) and a goodwill impairment charge of $24.9 million ($0.06 per diluted share). As of year-end 2003, there was no goodwill remaining on Safeway’s consolidated balance sheet related to Dominick’s.

In the first quarter of 2004, Safeway closed 12 under-performing Dominick’s stores, which resulted in a store-lease exit charge of $45.7 million ($0.06 per diluted share).

Dominick’s incurred operating losses and declining sales in each of the last three fiscal years. The Company has negotiated a new labor contract at Dominick’s and has begun to remodel a few stores into the Lifestyle format. While management believes these transactions will improve sales and profitability, there can be no assurance that Dominick’s will achieve satisfactory operating results in the future.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Randall’s Pre-tax charges for goodwill impairment, long-lived asset impairment and store exit activities since 2003 at Randall’s are summarized below (in millions):

	2005	2004	2003
Goodwill impairment	—	—	$447.7
Impairment of long-lived assets (included in operating and administrative expense)	$54.7	—	—
Store exit activities (included in operating and administrative expense)	55.5	—	—

In the third quarter of 2005, the Company announced a plan to revitalize the Texas market which included the closure of 26 under-performing stores, a focused Lifestyle remodel program and the introduction of proprietary products. This resulted in a pre-tax, long-lived asset impairment charge of $54.7 million ($0.08 per diluted share). In the fourth quarter of 2005, Safeway recorded $55.5 million pre-tax ($0.07 per diluted share) in store exit activities for these stores.

In the fourth quarter of 2003, Safeway performed its annual review of goodwill and wrote off $447.7 million ($1.00 per diluted share) of goodwill at Randall’s.

As a result of an improving competitive environment, the closing of 26 under-performing stores and improved marketing efforts, Randall’s identical-store sales grew in 2005 and, although profitability improved, Randall’s incurred an operating loss in 2005. As previously mentioned, Safeway has announced a plan to revitalize Randall’s; however, there can be no assurance that Randall’s will achieve satisfactory operating results in the future.

Other Charges Other significant pre-tax charges consist of the following (in millions):

	2005	2004	2003
Northern California health and welfare contribution	—	$31.1	—
Accrual for rent holidays	—	10.6	—
Inventory loss accrual	—	—	$48.9
Inventory markdown change in estimate			22.1
Impairment of miscellaneous equity investments	—	—	10.6
Employee buyouts, severance costs and other related costs	$59.4	—	25.5

In 2005, the Company incurred $59.4 million before tax ($0.08 per diluted share) in employee buyout charges, severance and related costs, relating primarily to Dominick’s and Northern California.

In 2004, Safeway was notified that it was required to contribute an additional $31.1 million before tax ($0.04 per diluted share) during the year to two Northern California multi-employer health and welfare plans for its share of funding deficits.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its view regarding certain lease-related accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, Safeway determined that its then-current method of accounting for rent holidays was not in accordance with GAAP. Historically, the Company recognized rent expense on a straight-line basis beginning at the first rent payment. The Company now recognizes rent expense on a straight-line basis when it takes possession and control of the property. Safeway recorded a $10.6 million before tax charge ($0.01 per diluted share) in 2004 to correct this error. However, most of the adjustment was accumulated over many years.

In 2003, Safeway changed its accounting policy to accrue estimated physical inventory losses that occur between the last physical inventory count and the quarterly or year-end balance sheet date. Previously, Safeway recorded inventory losses only in the period the physical count was performed.

Safeway takes a physical count of perishable inventory in stores every four weeks and nonperishable inventory in stores twice a year on a cycle basis. Distribution centers are counted twice a year on a cycle

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

basis. Safeway historically recorded inventory losses only in the period the physical count was performed. In the fourth quarter of fiscal 2003, Safeway determined that its then-current method of accounting for estimated physical inventory losses was not in accordance with GAAP. In order to reflect inventory more accurately on the balance sheet, Safeway began to accrue an estimated physical inventory loss for the period between the last physical inventory count and the quarterly or year-end balance sheet date. Safeway recorded a charge of $48.9 million before tax ($0.07 per diluted share) in the fourth quarter of fiscal 2003 to correct this error. However, most of the adjustment accumulated over many prior years. In addition, in the fourth quarter of fiscal 2003, Safeway revised its physical inventory calculation methodology to reflect more precise data on inventory markdowns from newly installed financial software. Safeway recorded a charge of $22.1 million before tax ($0.03 per diluted share) in the fourth quarter of fiscal 2003 as a result of this change in accounting estimate.

Safeway wrote off miscellaneous equity investments in 2003 totaling $10.6 million ($0.01 per diluted share), after determining they were impaired. Safeway also incurred pre-tax charges totaling $25.5 million ($0.04 per diluted share) for employee buyouts, severance costs and other costs related to the restructuring of the Company’s administrative offices.

Sales Total sales increased 7.2% to $38.4 billion in 2005 from $35.8 billion in 2004, primarily because of Safeway’s marketing strategy, Lifestyle store execution and increased fuel sales.

Same-store sales increases for 2005 were as follows:

	Comparable-store sales (includes replacement stores)	Identical-store sales (excludes replacement stores)
Including fuel:
Excluding strike-affected stores	4.6%	4.4%
Including strike-affected stores	5.9%	5.8%
Excluding fuel:
Excluding strike-affected stores	3.0%	2.9%
Including strike-affected stores	4.4%	4.3%

In 2004, total sales increased only slightly to $35.8 billion from $35.7 billion in 2003, primarily because of the Southern California strike and because fiscal 2004 had one fewer week than fiscal 2003.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Same-store sales increases (decreases) for 2004 were as follows:

	Comparable-store sales (includes replacement stores)	Identical-store sales (excludes replacement stores)
Including fuel:
Excluding strike-affected stores	1.5%	0.9%
Including strike-affected stores	0.9%	0.3%
Excluding fuel:
Excluding strike-affected stores	(0.2)%	(0.8)%
Including strike-affected stores	(0.7)%	(1.3)%

In 2003, total sales increased 2.3% to $35.7 billion from $34.9 billion in 2002 primarily due to fiscal 2003 consisting of 53 weeks compared to 52 weeks in 2002, new store openings and additional fuel sales, partially offset by the estimated impact of the strike in Southern California. Excluding the estimated effects of the strike in Southern California, comparable-store sales were flat, while identical-store sales declined 0.4%. Further excluding the effects of fuel sales, 2003 comparable-store sales decreased 1.6% and identical-store sales decreased 2.0%.

Gross Profit Gross profit represents the portion of sales revenue remaining after deducting the costs of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs, and other costs of Safeway’s distribution network. Advertising and promotional expenses are also a component of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold.

Gross profit margin was 28.93% of sales in 2005, 29.58% in 2004, and 30.02% in 2003.

The gross profit margin decreased 65 basis points to 28.93% of sales in 2005 from 29.58% in 2004. Higher fuel sales reduced gross profit by 39 basis points. The remaining decline is due to grand openings of Lifestyle stores, investment in price, increased advertising expense and higher energy costs.

Gross profit declined 44 basis points in 2004. The strike in Southern California reduced gross profit by an estimated 41 basis points, and higher fuel sales (which have a lower gross margin) reduced gross profit by 40 basis points. Gross profit in 2003 was reduced by 20 basis points due to the $71.0 million charge to accrue estimated inventory losses and a change in estimate for inventory markdowns. The remaining 17-basis-point increase was primarily the result of targeted pricing and promotion.

Gross profit declined 147 basis points in 2003. Higher fuel sales reduced gross profit by 38 basis points. The $71.0 million in inventory charges reduced gross profit 20 basis points. The strike in Southern California reduced gross profit by an estimated five basis points. The remaining 84-basis-point decline was primarily the result of targeted pricing and promotion.

Vendor allowances totaled $2.4 billion in 2005 and $2.2 billion each in 2004 and 2003. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Operating and administrative expense was 25.77% of sales in 2005 compared to 26.30% in 2004 and 26.37% in 2003.

Operating and administrative expense decreased 53 basis points in 2005 to 25.77% of sales from 26.30% in 2004. The significant pre-tax charges discussed above (impairment of long-lived assets, store exit activities and employee buyouts in 2005 combined with store exit activities, health and welfare contributions and the accrual for rent holidays in 2004) increased operating and administrative expense, as a percentage of sales, by 20 basis points. Stock option expense, labor costs associated with the grand opening of Lifestyle stores and higher energy costs also increased operating and administrative expense, as a percentage of sales. These items were more than offset by the restructured labor agreements, increased fuel sales and reduced workers’ compensation costs.

Operating and administrative expense decreased seven basis points in 2004. Lower impairment charges reduced operating and administrative expense as a percentage of sales by 77 basis points and higher fuel sales reduced operating and administrative expense by 39 basis points. These improvements were offset by a 22-basis-point increase from the strike in Southern California and 87 basis points due to higher wages, benefits and occupancy expense.

Operating and administrative expense increased 128 basis points in 2003. Higher Dominick’s impairment charges increased operating and administrative expense 30 basis points. Reduced sales from the Southern California strike increased operating and administrative expense by an estimated 29 basis points. Higher pension expense added 28 basis points, and higher workers’ compensation expense added 15 basis points. The remaining 26-basis-point increase was primarily due to higher employee benefit costs, soft sales and settlement income from the termination of an in-store banking agreement recorded in 2002 operating and administrative expense.

Interest Expense Interest expense was $402.6 million in 2005, compared to $411.2 million in 2004 and $442.4 million in 2003. Interest expense decreased in 2005 primarily due to lower average borrowings in 2005 compared to 2004, partially offset by a higher average interest rate. Interest expense also decreased in 2004, primarily due to lower average borrowings in 2004 compared to 2003. Interest expense increased in 2003, primarily due to higher average borrowings in 2003 compared to 2002.

Other Income (Loss) Other income consists of interest income, minority interest in a consolidated affiliate and equity in earnings from Safeway’s unconsolidated affiliates. Interest income was $12.7 million in 2005, $9.7 million in 2004 and $5.4 million in 2003. Equity in earnings (losses) of unconsolidated affiliates was income of $15.8 million in 2005, income of $12.6 million in 2004 and a loss of $7.1 million in 2003.

Income Taxes The Company’s effective tax rates for 2005, 2004 and 2003 were 33.9%, 29.4% and 220.3%, respectively. The effective tax rate for 2005 includes a tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act of 2004, and a benefit from the favorable resolution of certain tax issues. In 2004, the effective tax rate included benefits related to tax law changes and the resolution of certain tax issues. The higher effective tax rate in 2003 reflects the tax effect of a charge for nondeductible goodwill impairment.

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Workers’ Compensation The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liability, as determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk-free interest rate. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 25-basis-point increase in the Company’s discount rate would reduce its liability by approximately $4.7 million.

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting this business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment.

Store Closures Safeway’s policy is to recognize losses relating to the impairment of long-lived assets when expected net future cash flows are less than the assets’ carrying values. When stores that are under long-term leases close, Safeway records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries. In both cases, fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions.

Employee Benefit Plans The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note I to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and recorded obligation in such future periods. While Safeway believes its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other post-retirement obligations and its future expense.

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate used to determine 2005 pension expense was 5.8%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2005, the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended December 31, 2005, the average rate of return was approximately 10% for U.S. and Canadian pension assets.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	—	$16.3/(16.3)	—	$2.3/(2.3)
Discount rate	+/-1.0 pt	$188.5/(216.2)	$40.2/(26.6)	$47.3/(55.8)	$4.5/(5.3)

Cash contributions, primarily in Canada, to the Company’s pension plans are expected to total approximately $27.0 million in 2006 and totaled $22.4 million in 2005, $19.0 million in 2004 and $16.0 million in 2003. Safeway expects to fund future contributions to the Company’s pension plans with cash flow from operations.

Stock-Based Employee Compensation Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Goodwill Safeway accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, Safeway tests for goodwill annually using a two-step approach with extensive use of accounting judgments and estimates of future operating results. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value is determined by an independent third-party appraiser who primarily used the discounted cash flow method and the guideline company method.

Income Tax Contingencies The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Liquidity and Financial Resources

Net cash flow from operating activities was $1,881.0 million in 2005, $2,226.4 million in 2004 and $1,609.6 million in 2003. Working capital contributed to cash flow in 2005, but at a lower level than in 2004. Net cash flow from operating activities increased in 2004 largely due to increased net income and changes in working capital. Net cash flow from operating activities decreased in 2003 primarily due to lower operating results and changes in working capital.

Cash flow used by investing activities was $1,313.5 million in 2005, $1,070.3 million in 2004 and $795.0 million in 2003. Cash flow used by investing activities increased in 2005 compared to 2004 because of higher capital expenditures and lower proceeds from the sale of property. Cash flow used by investing activities increased in 2004 compared to 2003 because of higher capital expenditures.

Capital expenditures were gradually scaled back in 2003 as the economy softened and as the Company was developing and testing what is now the Lifestyle store concept. Capital expenditures increased in 2004 and 2005 as the Company focused on remodeling its existing stores under its Lifestyle store format. In 2005, the Company opened 21 new Lifestyle stores and completed 293 Lifestyle store remodels. The Company also completed 22 other remodels. In 2004, Safeway opened 32 new Lifestyle stores, completed 92 Lifestyle remodels and also completed another 23 remodels. In 2003, Safeway opened 40 new stores, one in the Lifestyle store format, and remodeled 75 stores, 19 in the Lifestyle store format. In 2006, Safeway expects to spend approximately $1.6 billion in cash capital expenditures, open approximately 20 to 25 new Lifestyle stores and complete approximately 280 Lifestyle remodels.

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cash used by financing activities, which consisted principally of cash used to pay down debt, was $466.9 million in 2005, $1,077.6 million in 2004 and $724.0 million in 2003.

The Company has income tax-related contingencies that may result in significant cash inflows or outflows. Management is uncertain as to when or in what amounts these matters may be resolved. The Company currently anticipates that it will use excess cash flows, if any, to repay debt and/or repurchase common stock.

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (1) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (2) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (3) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. The Credit Agreement is scheduled to expire on June 1, 2010; it replaced the former credit agreement that was scheduled to expire in 2006. As of December 31, 2005, outstanding borrowings and letters of credit were $47.5 million and $38.4 million, respectively, under this agreement. Total unused borrowing capacity under the Credit Agreement was $1,514.1 million as of December 31, 2005. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 31, 2005, the Company was in compliance with the covenant requirements. The computation of Adjusted EBITDA, as defined by the Credit Agreement, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on Safeway’s ability to borrow under the bank credit agreement. Adjusted EBITDA should not be considered as an alternative to net income or cash flow from operating activities (which are determined in accordance with GAAP) as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA (dollars in millions).

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

52 weeks 2005
Adjusted EBITDA:
Net income	$561.1
Add (subtract):
Income taxes	287.9
LIFO income	(0.2)
Interest expense	402.6
Depreciation	932.7
Stock option expense	59.7
Property impairment charges	78.9
Equity in earnings of unconsolidated affiliates	(15.8)

Total Adjusted EBITDA	$2,306.9

Adjusted EBITDA as a multiple of interest expense	5.73x

Total debt at year-end 2005	$6,358.6
Less cash and equivalents in excess of $75.0 at December 31, 2005	(298.3)

Adjusted Debt	$6,060.3

Adjusted Debt to Adjusted EBITDA	2.63x

In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans. At December 31, 2005, $1.6 billion of securities were available for issuance under the shelf registration.

Safeway paid a quarterly dividend of $0.05 per common share on July 7, 2005, September 28, 2005 and January 20, 2006 to stockholders of record as of June 16, 2005, September 7, 2005 and December 30, 2005, respectively. The payouts totaled $67.4 million, of which $44.9 million occurred in 2005. Assuming the Company continues to pay the same per-share quarterly dividends, annual dividends on common stock would approximate $90 million in 2006.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including borrowing capability under the Company’s commercial paper program and bank credit agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will be able to maintain its ability to borrow under the commercial paper program and bank credit agreement.

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

SAFEWAY INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company’s total outstanding debt, including capital leases, was $6.4 billion, $6.8 billion and $7.8 billion at fiscal year-end 2005, 2004 and 2003, respectively. Total debt declined in 2005, 2004 and 2003 as Safeway used cash flow from operations to pay down debt. As of year-end 2005, annual debt maturities are set forth in the contractual obligation table below.

The table below presents significant contractual obligations of the Company at year-end 2005 (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$714.2	$785.4	$813.5	$502.4	$549.2	$2,310.7	$5,675.4
Estimated interest on long-term debt (2)	319.0	294.5	251.1	210.9	173.2	1,251.3	2,500.0
Capital lease obligations (1)	39.1	41.7	45.2	40.1	35.2	481.9	683.2
Interest on capital leases	66.6	62.6	58.7	54.6	50.9	393.1	686.5
Self-insurance liability	144.2	103.2	71.9	50.3	36.9	125.9	532.4
Interest on self-insurance liability	3.5	6.8	8.1	8.2	7.9	67.4	101.9
Operating leases	426.1	410.6	397.3	359.9	330.2	2,645.9	4,570.0
Contracts for purchase of property, equipment and construction of buildings	201.0	—	—	—	—	—	201.0
Contracts for purchase of inventory	116.2	—	—	—	—	—	116.2
Fixed price energy contracts	82.3	57.0	24.8	12.4	—	—	176.5

(1)	Required principal payments only.
(2)	Excludes payments received or made relating to interest rate swap as discussed below.

Off-Balance Sheet Arrangements

Guarantees The Company is party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial contracts, operating leases and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, Safeway has not made significant payments for these indemnifications. The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on the Company’s financial statements.

Letters of Credit The Company had letters of credit of $69.2 million outstanding at year-end 2005. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Interest Rate Swap Agreements The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions. As of year-end 2005, the Company effectively converted $500 million of its 4.95% fixed-rate debt and $300 million of its 4.125% fixed-rate debt to floating-rate debt through interest rate swap agreements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material effect on the Company’s financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Safeway manages interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, interest rate swaps. As of year-end 2005, the Company effectively converted $500 million of its 4.95% fixed-rate debt and $300 million of its 4.125% fixed-rate debt to floating-rate debt through interest rate swap agreements. During 2005, the weighted average pay rate on the $500 million debt was 3.99%, and the weighted average pay rate on the $300 million debt was 3.87%.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider the potential declines in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at year-end 2005 (dollars in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Long-term debt:(1)
Principal	$714.2	$785.4	$813.5	$502.4	$549.2	$2,310.7	$5,675.4	$5,786.5
Weighted average interest rate	6.15%	5.79%	4.97%	7.50%	4.82%	6.40%	5.99%

(1)	Primarily fixed-rate debt

SAFEWAY INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

SAFEWAY INC. AND SUBSIDIARIES

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting were effective as of December 31, 2005.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements, the Company’s internal control over financial reporting and management’s assessment that it maintained effective internal control over financial reporting. Their attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K and begins on the following page.

/s/ STEVEN A. BURD	/s/ ROBERT L. EDWARDS
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial officer
March 10, 2006	March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, in fiscal 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

San Francisco, California
March 10, 2006

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	52 Weeks 2005	52 Weeks 2004	53 Weeks 2003
Sales and other revenue	$38,416.0	$35,822.9	$35,727.2
Cost of goods sold	(27,303.1)	(25,227.6)	(25,003.0)

Gross profit	11,112.9	10,595.3	10,724.2
Operating and administrative expense	(9,898.2)	(9,422.5)	(9,421.2)
Goodwill impairment charges	—	—	(729.1)

Operating profit	1,214.7	1,172.8	573.9
Interest expense	(402.6)	(411.2)	(442.4)
Other income, net	36.9	32.3	9.6

Income before income taxes	849.0	793.9	141.1
Income taxes	(287.9)	(233.7)	(310.9)

Net income (loss)	$561.1	$560.2	$(169.8)

Basic earnings (loss) per share	$1.25	$1.26	$(0.38)

Diluted earnings (loss) per share	$1.25	$1.25	$(0.38)

Weighted average shares outstanding – basic	447.9	445.6	441.9
Weighted average shares outstanding – diluted	449.8	449.1	441.9

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2005	Year-end 2004
Assets
Current assets:
Cash and equivalents	$373.3	$266.8
Receivables	350.6	339.0
Merchandise inventories, net of LIFO reserve of $48.4 and $48.6	2,766.0	2,740.7
Prepaid expenses and other current assets	212.5	251.2

Total current assets	3,702.4	3,597.7

Property:
Land	1,413.9	1,396.0
Buildings	4,419.1	4,269.7
Leasehold improvements	2,958.0	2,621.9
Fixtures and equipment	6,558.7	5,981.3
Property under capital leases	779.1	773.8

	16,128.8	15,042.7
Less accumulated depreciation and amortization	(7,031.7)	(6,353.3)

Total property, net	9,097.1	8,689.4

Goodwill	2,402.4	2,406.6
Prepaid pension costs	179.4	321.0
Investments in unconsolidated affiliates	201.8	187.6
Other assets	173.8	175.1

Total assets	$15,756.9	$15,377.4

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2005	Year-end 2004
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$714.2	$596.9
Current obligations under capital leases	39.1	42.8
Accounts payable	2,151.5	1,759.4
Accrued salaries and wages	526.1	426.4
Income taxes	124.2	270.3
Other accrued liabilities	708.8	696.3

Total current liabilities	4,263.9	3,792.1

Long-term debt:
Notes and debentures	4,961.2	5,469.7
Obligations under capital leases	644.1	654.0

Total long-term debt	5,605.3	6,123.7

Deferred income taxes	223.1	463.6
Accrued claims and other liabilities	744.9	691.1

Total liabilities	10,837.2	11,070.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 580.1 and 578.5 shares outstanding	5.8	5.8
Additional paid-in capital	3,455.3	3,373.1
Treasury stock at cost: 130.7 and 130.8 shares	(3,875.7)	(3,879.7)
Deferred stock compensation	(10.2)	(15.2)
Accumulated other comprehensive income	172.8	144.9
Retained earnings	5,171.7	4,678.0

Total stockholders’ equity	4,919.7	4,306.9

Total liabilities and stockholders’ equity	$15,756.9	$15,377.4

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2005	52 Weeks 2004	53 Weeks 2003
Operating Activities:
Net income (loss)	$561.1	$560.2	$(169.8)
Reconciliation to net cash flow from operating activities:
Goodwill impairment charges	—	—	729.1
Property impairment charges	78.9	39.4	344.9
Miscellaneous equity investment impairment charges	—	—	10.6
Depreciation and amortization	932.7	894.6	863.6
Amortization of deferred finance costs	7.5	7.8	8.0
Deferred income taxes	(215.9)	(29.2)	(77.9)
LIFO income	(0.2)	(15.2)	(1.3)
Equity in (earnings) losses of unconsolidated affiliates	(15.8)	(12.6)	7.1
Net pension expense	115.6	112.9	130.9
Contributions to pension plans	(18.1)	(15.1)	(12.1)
Employee stock option expense	59.7	—	—
Other	6.9	6.7	0.2
Long-term accrued claims and other liabilities	44.1	118.1	52.7
Loss (gain) on property retirements	13.6	20.6	(13.4)
Changes in working capital items:
Receivables	(10.3)	46.3	56.6
Inventories at FIFO cost	(7.7)	(61.9)	144.4
Prepaid expenses and other current assets	37.1	50.9	(72.8)
Income taxes	(128.8)	218.1	21.5
Payables and accruals	420.6	284.8	(412.7)

Net cash flow from operating activities	1,881.0	2,226.4	1,609.6

Investing Activities:
Cash paid for property additions	(1,383.5)	(1,212.5)	(935.8)
Proceeds from sale of property	105.1	194.7	189.0
Other	(35.1)	(52.5)	(48.2)

Net cash used by investing activities	(1,313.5)	(1,070.3)	(795.0)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2005	52 Weeks 2004	53 Weeks 2003
Financing Activities:
Additions to short-term borrowings	$13.0	$11.2	$2.6
Payments on short-term borrowings	(23.8)	(1.5)	(3.1)
Additions on long-term borrowings	754.5	1,173.5	1,592.0
Payments on long-term borrowings	(1,188.6)	(2,278.6)	(2,331.0)
Purchase of treasury stock	(1.5)	(0.4)	—
Dividends paid	(44.9)	—	—
Net proceeds from exercise of stock options	18.9	24.8	19.1
Other	5.5	(6.6)	(3.6)

Net cash flow used by financing activities	(466.9)	(1,077.6)	(724.0)

Effect of changes in exchange rates on cash	5.9	13.5	8.2

Increase in cash and equivalents	106.5	92.0	98.8

Cash and Equivalents:
Beginning of year	266.8	174.8	76.0

End of year	$373.3	$266.8	$174.8

Other Cash Information:
Cash payments during the year for:

Interest	$412.1	$434.8	$464.2
Income taxes, net of refunds	624.4	43.8	361.6
Non-cash Investing and Financing Activities:
Tax benefit from stock options exercised	$9.1	$17.4	$13.6
Capital lease obligations entered into	27.1	35.9	113.2
Mortgage notes assumed in property additions	3.2	5.5	—

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Deferred stock compen- sation	Retained earnings	Accumulated other comprehensive (loss) income	Total stock- holders’ equity	Compre- hensive (loss) income
	Shares	Amount		Shares	Cost
Balance, year-end 2002	573.0	$5.7	$3,307.2	(132.0)	$(3,904.7)	$—	$4,287.6	$(68.3)	$3,627.5

Net loss	—	—	—	—	—	—	(169.8)	—	(169.8)	$(169.8)
Translation adjustments (net of income tax expense of $14.1)	—	—	—	—	—	—	—	154.9	154.9	154.9
Other (net of income tax expense of $0.1)	—	—	—	—	—	—	—	0.9	0.9	0.9
Restricted stock grant	0.7	—	14.2	—	—	(14.2)	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	0.2	—	—	0.2	—
Options exercised	1.7	0.1	13.2	0.8	17.3	—	—	—	30.6	—

Balance, year-end 2003	575.4	5.8	3,334.6	(131.2)	(3,887.4)	(14.0)	4,117.8	87.5	3,644.3	$(14.0)

Net income	—	—	—	—	—	—	560.2	—	560.2	$560.2
Translation adjustments (net of income tax expense of $4.0)	—	—	—	—	—	—	—	51.5	51.5	51.5
Other (net of income tax expense of $1.7)	—	—	—	—	—	—	—	5.9	5.9	5.9
Restricted stock grant	0.3	—	5.7	—	—	(5.7)	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	4.5	—	—	4.5	—
Treasury stock purchased	—	—	—	—	(0.4)	—	—	—	(0.4)	—
Options exercised	2.8	—	32.8	0.4	8.1	—	—	—	40.9	—

Balance, year-end 2004	578.5	5.8	3,373.1	(130.8)	(3,879.7)	(15.2)	4,678.0	144.9	4,306.9	$617.6

Net income	—	—	—	—	—	—	561.1	—	561.1	$561.1
Stock-based employee compensation	—	—	59.7	—	—	—	—	—	59.7	—
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	—	—	(67.4)	—	(67.4)	—
Translation adjustments (net of income tax benefit of $16.4)	—	—	—	—	—	—	—	59.5	59.5	59.5
Minimum pension liability (net of income tax benefit of $15.6)								(28.4)	(28.4)	(28.4)
Other (net of income tax benefit of $1.5)	—	—	—	—	—	—	—	(3.2)	(3.2)	(3.2)
Restricted stock grant	—	—	0.5	—	—	(0.5)	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	5.5	—	—	5.5	—
Treasury stock purchased	—	—	—	(0.1)	(1.5)	—	—	—	(1.5)	—
Options exercised	1.6	—	22.0	0.2	5.5	—	—	—	27.5	—

Balance, year-end 2005	580.1	$5.8	$3,455.3	(130.7)	$(3,875.7)	$(10.2)	$5,171.7	$172.8	$4,919.7	$589.0

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A: The Company and Significant Accounting Policies

The Company Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,775 stores as of year-end 2005. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 119 food and general merchandise stores in Western Mexico. In addition, Safeway has a strategic alliance with and a 56% ownership interest in GroceryWorks Holdings, Inc. (“GroceryWorks”), an Internet grocer.

Basis of Presentation The consolidated financial statements include Safeway Inc., a Delaware corporation, and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in Casa Ley is reported using the equity method and is recorded on a one-month delay basis because financial information for the latest month is not available from Casa Ley in time to be included in Safeway’s consolidated results until the following reporting period.

Fiscal Year The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 31, 2005 (fiscal 2005), the 52-week period ended January 1, 2005 (fiscal 2004) and the 53-week period ended January 3, 2004 (fiscal 2003).

Reclassifications Certain prior year amounts were reclassified to conform to the 2005 presentation.

Revenue Recognition Revenue is recognized at the point of sale for retail sales. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.

Cost of Goods Sold Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $523.7 million in 2005, $487.8 million in 2004 and $419.9 million in 2003.

Vendor allowances totaled $2.4 billion in 2005 and $2.2 billion each in 2004 and 2003. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (typically less than 5% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under a typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Slotting and promotional allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.

Use of Estimates The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies Assets and liabilities of the Company’s Canadian subsidiaries and Casa Ley are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported, net of applicable income taxes, as a separate component of comprehensive income in the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents Short-term investments with original maturities of less than three months are considered to be cash equivalents. Book overdrafts at year-end 2005 and 2004 of $121.1 million and $89.9 million, respectively, are included in accounts payable.

Merchandise Inventories Merchandise inventory of $1,943 million at year-end 2005 and at year-end 2004 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,991 million at year-end 2005 and $1,992 million at year-end 2004. Liquidations of LIFO layers resulted in income of $1.6 million in 2005, income of $2.3 million in 2004 and expense of $1.9 million in 2003. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company takes a physical count of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

Property and Depreciation Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the lease or the estimated useful lives of the assets.

Asset Retirement Obligations In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47, effective December 31, 2005, as required. The impact was not material to Safeway’s financial statements.

Self-Insurance The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 4.35% in 2005, 3.25% in 2004 and 3.0% in 2003.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2005	2004	2003
Beginning balance	$496.5	$407.2	$339.4
Expense	193.7	249.7	234.9
Claim payments	(157.8)	(160.4)	(167.1)

Ending balance	532.4	496.5	407.2

Less: current portion	(144.2)	(140.3)	(124.3)

Long-term portion	$388.2	$356.2	$282.9

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $634.3 million at year-end 2005 and $558.8 million at year-end 2004.

Rent Holidays Certain of the Company’s operating leases contain rent holidays. For these leases, Safeway recognizes the related rent expense on a straight-line basis at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred lease incentives and amortized over the lease term.

Construction Allowances As part of certain lease agreements, the Company receives construction allowances from landlords. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

Income Taxes The Company provides income tax expense or benefit in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income Tax Contingencies The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Off-Balance Sheet Financial Instruments The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions.

Fair Value of Financial Instruments Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and short-term debt. The carrying amount of these items approximates fair value.

Long-term debt. Market values quoted on the New York Stock Exchange are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted on an exchange, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At year-end 2005, the estimated fair value of debt was $5.8 billion compared to a carrying value of $5.7 billion. At year-end 2004, the estimated fair value of debt was $6.4 billion compared to a carrying value of $6.1 billion.

Interest rate swaps. Interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt.

Store Closing and Impairment Charges Safeway regularly reviews its stores’ operating performance and assesses the Company’s plans for certain store and plant closures. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset’s carrying value. At the time a store is closed or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the assets in relation to its expected future cash flows. If the carrying value is greater than the future cash flows, a provision is made for the impairment of the assets to write the assets down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. The Company calculates impairment on a store-by-store basis. These provisions are recorded as a component of operating and administrative expense and are disclosed in Note C.

When stores that are under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. Activity included in the reserve for store lease exit costs is disclosed in Note C.

Stock-Based Employee Compensation Safeway elected to early adopt SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Prior to January 2, 2005, Safeway accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and earnings (loss) per share for fiscal 2004 and fiscal 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, as

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

amended by SFAS No. 148 (in millions, except per-share amounts):

	2004	2003
Net income (loss) – as reported	$560.2	$(169.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.8	0.1
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47.6)	(51.2)

Net income (loss) – pro forma	$515.4	$(220.9)

Basic earnings (loss) per share:
As reported	$1.26	$(0.38)
Pro forma	1.16	(0.50)
Diluted earnings (loss) per share:
As reported	$1.25	$(0.38)
Pro forma	1.15	(0.50)

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material effect on the Company’s financial statements.

Note B: Goodwill

A summary of changes in Safeway’s goodwill during 2005 and 2004 by geographic area is as follows (in millions):

	2005					2004
	U.S.		Canada		Total	U.S.		Canada		Total
Balance – beginning of year	$2,325.6		$81.0		$2,406.6	$2,328.3		$76.6		$2,404.9
Other adjustments	(7.8	)(1)	3.6	(2)	(4.2)	(2.7	)(1)	4.4	(2)	1.7

Balance – end of year	$2,317.8		$84.6		$2,402.4	$2,325.6		$81.0		$2,406.6

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In November 2002, Safeway announced the decision to sell Dominick’s and exit the Chicago market

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

due to labor issues. In the first 36 weeks of 2003, Safeway reduced the carrying value of Dominick’s in part by writing down $256.5 million of goodwill, based on indications of value received during the sale process. In November 2003, Safeway announced that it was taking Dominick’s off the market. As a result, in the fourth quarter of 2003, Safeway incurred an additional goodwill impairment charge of $24.9 million relating to Dominick’s.

Also in the fourth quarter of 2003, Safeway performed its annual review of goodwill. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow and guideline company method. As a result of this annual review, Safeway recorded an impairment charge for Randall’s goodwill of $447.7 million. The additional charges reflect declining multiples in the retail grocery industry and operating performance. There was no remaining goodwill for Dominick’s or Randall’s on Safeway’s consolidated balance sheet at year-end 2003.

Safeway completed its annual impairment tests in the fourth quarters of 2004 and 2005. Fair value was determined based on a valuation study performed by an independent third party which primarily considered the discounted cash flow and guideline company method. As a result of these annual reviews, Safeway concluded that no impairment charge was required.

Note C: Store Closing and Impairment Charges

Impairment Write-Downs Safeway recognized impairment charges on the write-down of long-lived assets of $78.9 million in 2005, $39.4 million in 2004 and $344.9 million in 2003. This includes Randall’s impairment charges of $54.7 million in 2005 and Dominick’s impairment charges of $311.4 million in 2003. These charges are included as a component of operating and administrative expense.

In November 2002, Safeway announced the decision to sell Dominick’s and exit the Chicago market due to labor issues. In the first 36 weeks of 2003, Safeway reduced the carrying value of Dominick’s in part by writing down $120.7 million of long-lived assets, based on indications of value received during the sale process. In November 2003, Safeway announced that it was taking Dominick’s off the market. Safeway reclassified Dominick’s from an “asset held for sale” to “asset held and used” and adjusted Dominick’s individual long-lived assets to the lower of cost or fair value. As a result, in the fourth quarter of 2003, Safeway incurred a pre-tax, long-lived asset impairment charge of $190.7 million.

Store Lease Exit Costs The reserve for store lease exit costs includes the following activity for 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Beginning balance	$167.1	$129.1	$132.1
Provision for estimated net future cash flows of additional closed stores (1)	67.3	55.1	3.7
Net cash flows, interest accretion, changes in estimates of net future cash flows	(36.7)	(17.1)	(6.7)

Ending balance	$197.7	$167.1	$129.1

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense and the liability is included in accrued claims and other liabilities.

Store lease exit costs related to the Furr’s and Homeland bankruptcies are not included above but are discussed in Note K.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D: Financing

Notes and debentures were composed of the following at year-end (in millions):

	2005	2004
Commercial paper	$—	$105.0
Bank credit agreement, unsecured	47.5	—
Other bank borrowings, unsecured	6.5	18.2
Mortgage notes payable, secured	22.4	26.1
9.30% Senior Secured Debentures due 2007	24.3	24.3
2.50% Senior Notes due 2005, unsecured	—	200.0
Floating Rate Senior Notes due 2005, unsecured	—	150.0
3.80% Senior Notes due 2005, unsecured	—	225.0
6.15% Senior Notes due 2006, unsecured	700.0	700.0
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	259.7	—
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	24.2
Other notes payable, unsecured	10.8	13.8

	5,675.4	6,066.6
Less current maturities	(714.2)	(596.9)

Long-term portion	$4,961.2	$5,469.7

Commercial Paper The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2010. The weighted average interest rate on commercial paper borrowings during the year was 3.51%.

Bank Credit Agreement On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (1) to Safeway a $1,350.0 million five-year revolving credit facility (the “Domestic Facility”), (2) to Safeway and Canada Safeway Limited (“CSL”) a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (3) to Safeway a $400.0 million subfacility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 31, 2005, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

on June 1, 2010; it replaced the former credit agreement that was scheduled to expire in 2006. As of December 31, 2005, outstanding borrowings and letters of credit were $47.5 million and $38.4 million, respectively, under this agreement. Total unused borrowing capacity under the Credit Agreement was $1,514.1 million as of December 31, 2005.

U.S. borrowings under the bank credit agreement carry interest at one of the following rates selected by the Company: (1) the prime rate; (2) a rate based on rates at which Eurodollar deposits are offered to first-class banks by the lenders in the bank credit agreement plus a pricing margin based on the Company’s debt rating or interest coverage ratio (the “Pricing Margin”); or (3) rates quoted at the discretion of the lenders. Canadian borrowings denominated in U.S. dollars carry interest at one of the following rates selected by the Company: (a) the Canadian base rate; or (b) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at one of the following rates selected by the Company: (1) the Canadian prime rate or (2) the rate for Canadian bankers acceptances plus the Pricing Margin.

During 2005, the Company paid facility fees ranging from 0.11% to 0.145% on the total amount of the former credit facility until it expired on May 31, 2005. Starting June 1, 2005, the Company paid facility fees of 0.10% under the new Credit Agreement.

Other Bank Borrowings Other bank borrowings at year-end 2005 mature during 2006 and had a weighted average interest rate during 2005 of 5.91%.

Mortgage Notes Payable Mortgage notes payable at year-end 2005 have remaining terms ranging from one to 18 years, had a weighted average interest rate during 2005 of 8.59% and are secured by properties with a net book value of approximately $167.5 million.

Senior Secured Indebtedness The 9.30% Senior Secured Debentures due 2007 are secured by a deed of trust that created a lien on the land, buildings and equipment owned by Safeway at its distribution center in Tracy, California.

Senior Unsecured Indebtedness In November 2005, the Company issued senior unsecured debt in Canada consisting of $259.7 million (CAD300 million) of 4.45% Notes due 2008.

In August 2004, Safeway issued senior unsecured debt securities consisting of $500.0 million of 4.95% Notes due 2010 and $250 million of 5.625% Notes due 2014.

In October 2003, Safeway issued senior unsecured debt facilities consisting of $150.0 million of Floating Rate Notes (LIBOR plus 0.47%) due 2005, $200 million of 2.50% Notes due 2005 and $300 million of 4.125% Notes due 2008.

Senior Subordinated Indebtedness The 9.875% Senior Subordinated Debentures due 2007 are subordinated in right of payment to, among other things, the Company’s borrowings under the Credit Agreement, the 9.30% Senior Secured Debentures, the senior unsecured indebtedness and mortgage notes payable.

Other Notes Payable Other notes payable at year-end 2005 have remaining terms ranging from six months to 17 years and a weighted average interest rate of 2.62% during 2005.

Fair Value Hedges The Company effectively converted $500 million of its 4.95% fixed-rate debt to floating-rate debt through an interest swap agreement in 2004. In 2003, the Company effectively converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt through an interest rate swap agreement. These swaps are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Annual Debt Maturities As of year-end 2005, annual debt maturities were as follows (in millions):

2006	$714.2
2007	785.4
2008	813.5
2009	502.4
2010	549.2
Thereafter	2,310.7

$5,675.4

Letters of Credit The Company had letters of credit of $69.2 million outstanding at year-end 2005, of which $38.4 million were issued under the bank credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Note E: Lease Obligations

Approximately 62% of the premises that the Company occupies are leased. The Company had approximately 1,600 leases at year-end 2005, including approximately 225 that are capitalized for financial reporting purposes. Most leases have renewal options, some with terms and conditions similar to the original lease, others with reduced rental rates during the option periods. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2005, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2006	$105.7	$426.1
2007	104.3	410.6
2008	103.9	397.3
2009	94.7	359.9
2010	86.1	330.2
Thereafter	875.0	2,645.9

Total minimum lease payments	1,369.7	$4,570.0

Less amounts representing interest	(686.5)

Present value of net minimum lease payments	683.2
Less current obligations	(39.1)

Long-term obligations	$644.1

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by minimum sublease rental income of $176.9 million.

Amortization expense for property under capital leases was $43.0 million in 2005, $43.4 million in 2004 and $35.4 million in 2003. Accumulated amortization of property under capital leases was $256.7 million at year-end 2005 and $230.9 million at year-end 2004.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following schedule shows the composition of total rental expense for all operating leases (in millions).

	2005	2004	2003
Property leases:
Minimum rentals	$422.4	$406.9	$411.4
Contingent rentals (1)	10.8	9.4	11.5
Less rentals from subleases	(30.2)	(28.1)	(31.4)

	403.0	388.2	391.5
Equipment leases	25.7	24.1	25.2

	$428.7	$412.3	$416.7

(1)	In general, contingent rentals are based on individual store sales.

Note F: Interest Expense

Interest expense consisted of the following (in millions):

	2005	2004	2003
Commercial paper	$1.5	$7.8	$16.4
Bank credit agreement	3.3	4.0	3.5
Other bank borrowings	0.2	0.4	0.4
Mortgage notes payable	2.1	2.4	3.3
9.30% Senior Secured Debentures	2.3	2.3	2.3
3.625% Senior Notes	—	—	12.3
6.05% Senior Notes	—	—	18.3
6.85% Senior Notes	—	9.8	13.7
7.25% Senior Notes	—	20.3	29.0
2.50% Senior Notes	4.1	5.0	0.9
Floating Rate Senior Notes	4.5	2.9	0.4
3.80% Senior Notes	5.3	8.6	8.6
6.15% Senior Notes	43.1	43.1	43.1
4.80% Senior Notes	23.0	23.0	23.0
7.00% Senior Notes	17.5	17.5	17.5
4.125% Senior Notes	12.4	12.4	2.3
4.45% Senior Notes	1.5	—	—
6.50% Senior Notes	16.3	16.3	16.3
7.50% Senior Notes	37.5	37.5	37.5
4.95% Senior Notes	24.8	9.7	—
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
5.625% Senior Notes	14.1	5.5	—
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
9.65% Senior Subordinated Debentures	—	0.2	7.8
9.875% Senior Subordinated Debentures	2.4	2.4	2.4
Other notes payable	1.1	0.7	0.7
Medium-term notes	—	—	0.4
Obligations under capital leases	64.8	66.0	63.1
Amortization of deferred finance costs	7.5	7.8	8.0
Interest rate swap agreements	(4.3)	(8.3)	(0.5)
Capitalized interest	(16.0)	(19.7)	(21.9)

	$402.6	$411.2	$442.4

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G: Capital Stock

Shares Authorized and Issued Authorized preferred stock consists of 25 million shares of which none was outstanding during 2005, 2004 or 2003. Authorized common stock consists of 1.5 billion shares at $0.01 par value. Common stock outstanding at year-end 2005 was 449.4 million shares (net of 130.7 million shares of treasury stock) and 447.7 million shares at year-end 2004 (net of 130.8 million shares of treasury stock).

Stock Option Plans Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Board of Directors. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Options to purchase 14.4 million shares were available for grant at December 31, 2005 under the 1999 Amended and Restated Equity Participation Plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Converted options from the acquisitions of Randall’s and Vons will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued.

On July 31, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan of Safeway Inc. (the “2002 Plan”), under which awards of non-qualified stock options and stock-based awards may be made. There are 2.0 million shares of common stock authorized for issuance pursuant to grants under the 2002 Plan. As of December 31, 2005, no options have been granted under this plan.

In September 2004, Safeway initiated a voluntary exchange program for stock options and stock rights having an exercise price greater than $35.00 to eligible employees. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The exchange program ended on October 5, 2004 and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six-year term and vest over five years.

Restricted Stock The Company awarded 21,187 shares of restricted stock in 2005, 263,135 shares of restricted stock in 2004 and 706,236 shares of restricted stock in 2003 to certain officers and key employees. These shares vest over a period of between three to four years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of this restricted stock resulted in compensation expense of $5.5 million in 2005, $4.5 million in 2004 and $0.2 million in 2003. As of December 31, 2005, 428,108 restricted shares were vested, 562,450 were unvested and 87,676 shares have been returned to Safeway to satisfy tax-withholding obligations of employees.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the Company’s stock option plans for the three-year period ended December 31, 2005 was as follows:

	Options	Weighted average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2002	37,943,510	$31.70

2003 Activity:
Granted	4,230,118	21.87
Canceled	(3,355,444)	38.42
Exercised	(2,511,557)	6.85

Outstanding, year-end 2003	36,306,627	$31.51	$141.8

2004 Activity:
Granted	5,871,639	20.60
Canceled	(12,167,123)	44.07
Exercised	(3,196,582)	6.78

Outstanding, year-end 2004	26,814,561	$26.37	$81.4

2005 Activity:
Granted	11,515,944	20.19
Canceled	(1,575,189)	28.55
Exercised	(1,889,572)	8.12

Outstanding, year-end 2005	34,865,744	$25.23	$139.3

Exercisable, year-end 2003	21,697,133	$27.24	138.5

Exercisable, year-end 2004	15,218,373	26.35	81.1

Exercisable, year-end 2005	16,239,331	29.16	81.9

Weighted average fair value of options granted during the year:

2003	$9.64
2004	8.57
2005	6.32

The total intrinsic value of options exercised in 2005 was $26.6 million. As of year-end 2005, there was $139.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information at year-end 2005:

			Options outstanding			Options exercisable
Range of exercise prices			Number of options	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of options	Weighted- average exercise price
$2.38	to	$4.47	2,907,935	2.05	$2.89	2,907,935	$2.89
4.50		18.11	5,083,071	4.39	16.37	991,105	9.24
18.12		19.99	4,580,151	4.84	19.80	1,052,982	19.77
20.00		20.75	6,342,596	4.87	20.57	701,208	20.17
20.86		22.83	3,090,408	5.77	22.25	614,134	22.51
22.85		27.15	3,647,094	4.79	25.26	1,930,035	25.65
27.40		35.75	2,196,512	4.21	32.34	1,760,391	32.45
35.94		45.94	3,056,480	3.89	41.75	2,689,406	41.59
46.09		52.94	1,591,583	4.76	49.21	1,295,664	49.35
53.23		62.50	2,369,914	4.92	54.41	2,296,471	54.32

2.38		62.50	34,865,744	4.50	25.23	16,239,331	29.16

Additional Stock Plan Information In December 2004, the FASB issued SFAS No. 123 (revised 2004). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense has been and will be recorded for the unvested portion of previously issued awards that remain outstanding at January 2, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants in 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 3.83% to 4.09%; and expected dividend yield of 0% - 1% during the expected term.

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

The Company recognized stock-based compensation expense of $59.7 million ($0.08 per diluted share) during fiscal 2005 as a component of operating and administrative expense.

Had compensation cost for Safeway’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts disclosed in Note A.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H: Taxes on Income

The components of income (loss) before tax expense is as follows (in millions):

	2005	2004	2003
Domestic	$723.7	$550.2	$(86.2)
Foreign	125.3	243.7	227.3

	$849.0	$793.9	$141.1

The components of income tax expense are as follows (in millions):

	2005	2004	2003
Current:
Federal	$389.4	$153.5	$251.5
State	59.1	25.7	51.8
Foreign	55.3	83.7	85.5

	503.8	262.9	388.8

Deferred:	%	%	%
Federal	(186.2)	(17.4)	(48.5)
State	(17.6)	(10.6)	(24.5)
Foreign	(12.1)	(1.2)	(4.9)

	(215.9)	(29.2)	(77.9)

	$287.9	$233.7	$310.9

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2005	2004	2003
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$297.2	$277.9	$49.4
State taxes on income net of federal benefit	27.0	9.8	17.7
Nondeductible goodwill impairment	—	—	255.2
Equity earnings of foreign affiliates	(0.9)	(1.5)	7.0
Charitable donations of inventory	(11.1)	(9.8)	(8.5)
Affiliate’s losses not currently benefitted	2.7	3.3	4.1
Tax settlements	(3.2)	(40.0)	(6.2)
Repatriation of foreign earnings	(16.5)	—	—
Other	(7.3)	(6.0)	(7.8)

	$287.9	$233.7	$310.9

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year-end were as follows (in millions):

	2005	2004
Deferred tax assets:

Workers’ compensation and other claims	$212.6	$201.1
Reserves not currently deductible	58.4	63.1
Accrued claims and other liabilities	44.9	34.1
Employee benefits	95.4	56.7
Charitable contribution carryforwards	52.8	29.0
Operating loss carryforwards	81.3	74.4
Other assets	51.4	56.5

	596.8	514.9

Valuation allowance	(81.3)	(74.4)

	$515.5	$440.5

	2005	2004
Deferred tax liabilities:

Property	$(432.2)	$(482.6)
Prepaid pension costs	(69.0)	(121.1)
Inventory	(200.9)	(193.9)
Investments in foreign operations	(44.8)	(123.6)

	(746.9)	(921.2)

Net deferred tax liability	(231.4)	(480.7)

Less: current liability	(8.3)	(17.1)

Long-term portion	$(223.1)	$(463.6)

At December 31, 2005, certain undistributed earnings of the Company’s foreign operations totaling $940.6 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

During 2005, the Company repatriated $500 million of earnings from its Canadian subsidiary to the U.S. to take advantage of the lower tax rate allowed by the American Jobs Creation Act of 2004. The Canadian subsidiary funded approximately half of the repatriated earnings with cash on hand and the remainder with borrowings. The U.S. parent company will use the repatriated earnings to pay down debt in the near term. Deferred taxes previously provided on Canadian earnings to be repatriated exceeded the tax costs to repatriate the earnings and resulted in a net reduction of $16.5 million in income tax expense in 2005.

U.S. and Canadian tax authorities notified the Company during 2005 that they have concluded their transfer pricing negotiations with respect to a bilateral Advance Pricing Agreement for the years 2000 through 2006. The agreement established arm’s length charges for intercompany sales of goods and services and use of property by the Company and its Canadian subsidiary which are eliminated in consolidation. As a result of this agreement, foreign income before tax expense for 2005 has been reduced, and domestic income before tax expense for 2005 has been increased by the amount of the charges.

At December 31, 2005, GroceryWorks had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $222 million and net operating loss carryforwards for state purposes of approximately $64 million. The NOL carryforwards expire at various dates from 2006 to 2025. Until it becomes

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

more likely than not that GroceryWorks will have future taxable income to absorb the NOL carryforwards, Safeway will provide a valuation allowance for the entire deferred tax asset relating to these carryforwards. In the case of any subsequent reversal of this valuation allowance, approximately $21.6 million of the tax benefit realized will result in a reduction of GroceryWorks’ goodwill or other noncurrent intangible assets.

At December 31, 2005, the Company had federal and certain state charitable contribution tax carryforwards of $143.5 million which expire between 2008 and 2010. The Company also had state tax credit carryforwards of $8.4 million which have no expiration date.

Note I: Employee Benefit Plans and Collective Bargaining Agreements

Retirement Plans The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multi-employer pension plans.

In connection with the Genuardi’s Acquisition in 2001, the Randall’s acquisition in 1999 and the Vons merger in 1997, the Company assumed the sponsorship and obligations of Genuardi’s, Randall’s and Vons’ retirement plans. During 2003, the Randall’s plan was merged with the Safeway plan. The actuarial assumptions for the existing Genuardi’s and Vons’ retirement plans are comparable to those for the Safeway retirement plan. Genuardi’s and Vons’ retirement plans have been combined with Safeway’s for financial statement presentation.

The following tables provide a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 31, 2005 and a statement of the funded status as of year-end 2005 and 2004 (in millions):

	2005	2004
Change in benefit obligation:
Beginning balance	$2,005.5	$1,820.6
Service cost	108.0	109.9
Interest cost	125.5	107.8
Plan amendments	57.0	11.4
Actuarial (gain) loss	(99.2)	34.1
Benefit payments	(107.9)	(101.7)
Currency translation adjustment	21.2	23.4

Ending balance	$2,110.1	$2,005.5

	2005	2004
Change in fair value of plan assets:
Beginning balance	$2,029.7	$1,905.5
Actual return on plan assets	146.6	190.3
Employer contributions	16.7	15.4
Benefit payments	(107.9)	(101.7)
Currency translation adjustment	17.7	20.2

Ending balance	$2,102.8	$2,029.7

	2005	2004
Funded status:
Fair value of plan assets	$2,102.8	$2,029.7
Projected benefit obligation	(2,110.1)	(2,005.5)

Funded status	(7.3)	24.2
Adjustment for difference in book and tax basis of assets	(165.1)	(165.1)
Unamortized prior service cost	130.9	90.7
Unrecognized loss	265.8	372.0
Other comprehensive loss	(44.9)	(0.8)

Prepaid pension cost	$179.4	$321.0

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides the components of 2005, 2004 and 2003 net pension expense for the retirement plans (in millions):

	2005	2004	2003
Estimated return on assets	$167.8	$154.0	$132.5
Service cost	(108.0)	(109.9)	(95.8)
Interest cost	(125.5)	(107.8)	(102.2)
Amortization of prior service cost	(16.8)	(16.6)	(15.5)
Amortization of unrecognized losses	(33.1)	(32.6)	(49.9)

Net pension expense	$(115.6)	$(112.9)	$(130.9)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. The Company uses its fiscal year-end date as the measurement date for its plans. The accumulated benefit obligation for all Safeway plans was $1,881.5 million at year-end 2005 and $1,703.4 million at year-end 2004.

The actuarial assumptions used to determine year-end projected benefit obligation were as follows:

	2005	2004	2003
Discount rate:
United States plans	5.7%	5.8%	6.0%
Canadian plans	5.0	5.8	6.0
Combined weighted average rate	5.5	5.8	6.0

Rate of compensation increase:
United States plans	4.0%	5.0%	5.0%
Canadian plans	3.5	3.5	3.5

The actuarial assumptions used to determine net periodic benefit cost were as follows:

	2005	2004	2003
Discount rate:
United States plans	5.8%	6.0%	6.5%
Canadian plans	5.8	6.0	6.5
Combined weighted average rate	5.8	6.0	6.5

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.5

Rate of compensation increase:
United States plans	5.0%	5.0%	5.0%
Canadian plans	3.5	3.5	3.5

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans at year-end 2005 and 2004:

		Plan assets
Asset category	Target	2005	2004
Equity	65%	66.3%	67.4%
Fixed income	35	33.0	31.5
Cash and other	—	0.7	1.1

Total	100%	100.0%	100.0%

The investment policy also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles; (2) maintain an acceptable level of risk in pursuit of long-term economic benefit; (3) maximize the opportunity for value-added returns from active management; and (4) maintain adequate controls over administrative costs.

To meet these objectives, the Company’s investment policy reflects the following major themes: (1) diversify holdings to achieve broad coverage of both stock and bond markets; and (2) use active investment managers with disciplined, clearly defined strategies, while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate.

Expected rates of return on plan assets were developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted average rate of return on plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market.

Safeway expects to contribute approximately $27.0 million to its defined benefit pension plan trusts in 2006.

Retirement Restoration Plan The Retirement Restoration Plan provides death benefits and supplemental income payments for senior executives after retirement. The Company recognized expense of $6.4 million in 2005, $7.1 million in 2004 and $6.7 million in 2003. The aggregate projected benefit obligation of the Retirement Restoration Plan was approximately $72.8 million at year-end 2005 and $74.4 million at year-end 2004.

Postretirement Benefits other than Pensions In addition to the Company’s retirement plans and the Retirement Restoration Plan benefits, the Company sponsors plans that provide postretirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the postretirement medical plans. Safeway pays all the costs of the life insurance plans. The plans are not funded.

The Company’s accrued postretirement benefit obligation (“APBO”) was $50.3 million at year-end 2005 and $77.8 million at year-end 2004. The APBO represents the actuarial present value of the benefits expected to be paid after retirement. Postretirement benefit expense was $4.2 million in 2005, $10.3 million in 2004 and $9.2 million in 2003.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated Future Benefit Payments The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2006	$125.3	$4.5
2007	130.3	3.7
2008	135.4	3.7
2009	139.3	3.7
2010	142.8	3.8
2011 – 2015	780.4	19.1

Multi-Employer Pension Plans Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company’s non-contributory retirement plans, pursuant to agreements between the Company and various unions. These plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer-contributors. Contributions of $234.5 million in 2005, $196.8 million in 2004 and $172.1 million in 2003 were made and charged to expense. The increase in the 2005 contributions was largely due to the expiration of a pension holiday.

Collective Bargaining Agreements At year-end 2005, Safeway had approximately 201,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with local unions affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

Note J: Investment in Unconsolidated Affiliates

At year-end 2005, 2004 and 2003, Safeway’s investment in unconsolidated affiliates consists of a 49% ownership interest in Casa Ley, which operates 119 food and general merchandise stores in Western Mexico.

Equity in earnings (losses) from Safeway’s unconsolidated affiliates, which is included in other income (expense), was income of $15.8 million in 2005, income of $12.6 million in 2004 and a loss of $7.1 million in 2003.

Note K: Commitments and Contingencies

Legal Matters In July 1988, there was a major fire at the Company’s dry grocery warehouse in Richmond, California. Through March 1, 2006, in excess of 126,000 claims for personal injury and property damage arising from the fire have been settled for an aggregate amount of approximately $125 million. The Company’s loss as a result of the fire damage to its property and settlement of the above claims was substantially covered by insurance.

As of March 1, 2006, there were still pending approximately 175 claims against the Company for personal injury (including punitive damages), arising from the smoke, ash and embers generated by the fire. A substantial percentage of these claims has been asserted in lawsuits against the Company filed in the Superior Court for Alameda County, California. There can be no assurance that the pending claims will be settled or otherwise disposed of for amounts and on terms comparable to those settled to date. Safeway continues to believe that coverage under its insurance policy will be sufficient and available for resolution of all remaining personal injury and property damage claims arising out of the fire.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California (Los Angeles), entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., against the Company’s subsidiary, The Vons Companies, Inc., Albertson’s, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. Defendants filed a motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws, which motion was denied by the court on May 25, 2005. On November 25, 2005, the Ninth Circuit issued an order refusing to hear an interlocutory appeal of the order denying defendants’ summary judgment motion. No trial date in the district court has been set.

There are also pending against the Company various claims and lawsuits arising in the normal course of business, some of which seek damages and other relief, which, if granted, would require large expenditures.

It is management’s opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s financial statements taken as a whole.

Furr’s and Homeland Lease Liabilities In 1987, Safeway assigned a number of leases to Furr’s Inc. (“Furr’s”) and Homeland Stores, Inc. (“Homeland”) as part of the sale of the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. Safeway is contingently liable if Furr’s and Homeland are unable to continue making rental payments on these leases. In 2002, Furr’s began the liquidation process and Homeland emerged from bankruptcy. At year-end 2005, Safeway has $14.8 million recorded as the estimated lease liabilities associated with Furr’s and Homeland bankruptcies.

Safeway is unable to determine the potential obligation with respect to other divested operations, should there be any similar defaults, because information about the total numbers of leases from these divestitures that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses beyond those recorded, should there be any similar defaults, would not be material to Safeway’s operating results, cash flow or financial position.

Commitments The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings. Portions of such contracts not completed at year-end are not reflected in the consolidated financial statements. These unrecorded commitments were $201.0 million at year-end 2005.

Note L: Segments

Safeway’s retail business, which represents more than 98% of consolidated sales and other revenue and operates in the U.S. and Canada, is its only reportable segment.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2005
Sales and other revenue	$33,568.8	$4,847.2	$38,416.0
Operating profit	1,090.9	123.8	1,214.7
Income before income taxes (1)	723.7	125.3	849.0
Long-lived assets, net	8,028.0	1,069.1	9,097.1
Total assets	14,141.2	1,615.7	15,756.9

2004
Sales and other revenue	$31,463.0	$4,359.9	$35,822.9
Operating profit	928.9	243.9	1,172.8
Income before income taxes	550.2	243.7	793.9
Long-lived assets, net	7,796.9	892.5	8,689.4
Total assets	13,753.5	1,623.9	15,377.4

2003
Sales and other revenue	$31,678.7	$4,048.5	$35,727.2
Operating profit	344.1	229.8	573.9
(Loss) income before income taxes	(86.2)	227.3	141.1
Long-lived assets, net	7,607.9	797.9	8,405.8
Total assets	13,679.8	1,416.9	15,096.7

(1)	As a result of the Advance Pricing Agreement negotiated in 2005 (see Note H), Canada income before tax expense for 2005 has been reduced, and U.S. income before tax expense for 2005 has been increased by intercompany charges which are eliminated in consolidation.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M: Computation of Earnings (Loss) Per Share

(In millions, except per-share amounts)	2005		2004		2003
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss)	$561.1	$561.1	$560.2	$560.2	$(169.8)	$(169.8)

Weighted average common shares outstanding	447.9	447.9	445.6	445.6	441.9	441.9

Common share equivalents	1.9		3.5

Weighted average shares outstanding	449.8		449.1

Earnings (loss) per share	$1.25	$1.25	$1.25	$1.26	$(0.38)	$(0.38)

Calculation of common share equivalents:
Options to purchase common shares	4.9		12.6
Common shares assumed purchased with potential proceeds	(3.0)		(9.1)

Common share equivalents	1.9		3.5

Calculation of common shares assumed purchased with potential proceeds:
Potential proceeds from exercise of options to purchase common shares	$65.4		$192.8
Common stock price used under the treasury stock method	$22.09		$21.26
Common shares assumed purchased with potential proceeds	3.0		9.1

Anti-dilutive shares totaling 28.4 million in 2005, 22.3 million in 2004 and 26.2 million in 2003 have been excluded from diluted weighted average shares outstanding.

Note N: Guarantees

Safeway has applied the measurement and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to the Company’s agreements that contain guarantee and indemnification clauses. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. As of December 31, 2005, Safeway did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

However, the Company is party to a variety of contractual agreements under which Safeway may be

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

obligated to indemnify the other party for certain matters. These contracts primarily relate to Safeway’s commercial contracts, operating leases and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (for example ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, Safeway has not made significant payments for these indemnifications. The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on the Company’s financial condition or results of operations.

Note O: Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks (1)	Third 12 Weeks (2)	Second 12 Weeks	First 12 Weeks
2005

Sales and other revenue	$38,416.0	$12,046.1	$8,945.5	$8,803.0	$8,621.4
Gross profit	11,112.9	3,506.9	2,556.6	2,529.9	2,519.5
Operating profit	1,214.7	377.2	239.7	302.4	295.4
Income before income taxes	849.0	268.1	151.9	216.4	212.8
Net income	561.1	173.5	122.5	134.0	131.3
Net income per share – basic	$1.25	$0.39	$0.27	$0.30	$0.29
Net income per share – diluted	1.25	0.39	0.27	0.30	0.29

	52 Weeks	Last 16 Weeks (3)	Third 12 Weeks (4)	Second 12 Weeks (5)	First 12 Weeks (6)
2004

Sales and other revenue	$35,822.9	$11,390.4	$8,343.2	$8,406.5	$7,682.7
Gross profit	10,595.3	3,356.7	2,466.0	2,451.7	2,321.0
Operating profit	1,172.8	406.2	294.5	317.0	155.2
Income before income taxes	793.9	303.9	201.7	226.2	62.1
Net income	560.2	202.7	159.2	155.2	43.1
Net income per share – basic	$1.26	$0.45	$0.36	$0.35	$0.10
Net income per share – diluted	1.25	0.45	0.35	0.35	0.10

(1)	Net income for the last 16 weeks of 2005 includes an estimated $34.1 million after-tax charge related to closing 26 under-performing Texas stores and a $23.0 million after-tax charge for an employee buyout in Dominick’s and Northern California.
(2)	Net income for the third 12 weeks of 2005 includes a $33.9 million after-tax impairment charge relating to 26 under-performing Texas stores closed in the fourth quarter of 2005, and a $13.6 million after-tax charge for an employee buyout in Northern California.
(3)	Net income for the last 16 weeks of 2004 includes an estimated $37.0 million after-tax impact of the Southern California strike and $6.5 million after-tax for an accrual for rent holidays.
(4)	Net income for the third 12 weeks of 2004 includes an estimated $45.0 million after-tax impact of the Southern California strike, partially offset by a tax benefit of $32.4 million arising from the resolution of certain tax issues.
(5)	Net income for the second 12 weeks of 2004 includes an estimated $50.0 million after-tax impact of the Southern California strike.
(6)	Net income for the first 12 weeks of 2004 includes an estimated $122.0 million after-tax impact of the Southern California strike and a $28.5 million after-tax charge related to closing 12 under-performing Dominick’s stores.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of December 31, 2005, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended December 31, 2005 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of Safeway Inc. has prepared an annual report on internal control over financial reporting. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management’s report, together with the attestation report of the independent registered public accounting firm, is set forth in Part II, Item 8 of this report.

Item 9B. Other Information

None.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Executive Officers of the Registrant This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert This information is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Identification of the Audit Committee This information is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Compliance with Section 16(a) of the Exchange Act The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Code of Ethics The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which is posted on the Company’s web site at www.safeway.com/investor_relations. The Code of Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company. Any amendment to, or waiver from, a provision of the Code of Ethics that (i) applies to our chief executive officer, chief financial officer, principal accounting officer, controller or any person performing functions similar to those performed by such officers, and (ii) relates to any element of the code of ethics definitions, as enumerated in Item 406(b) of SEC Regulation S-K, will be posted on our web site at www.safeway.com within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year. Information appearing under the captions “Report of the Executive Compensation Committee”; “Report of the Audit Committee” and “Stock Performance Graph” to be included in the Company’s 2006 Proxy Statement is not incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2005 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 2.1	Agreement and Plan of Merger, dated as of July 22, 1999, among Safeway Inc., SI Merger Sub, Inc. and Randall’s Food Markets Inc. (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K dated August 3, 1999).

Exhibit 2.2	Agreement and Plan of Merger dated as of August 6, 1998 among Carr-Gottstein Foods Co., Safeway Inc. and ACG Merger Sub, Inc. and Stockholder Support Agreement dated August 6, 1998 entered into by Green Equity Investors, L.P. for the benefit of Safeway Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Form 10-Q for the quarterly period ended September 12, 1998).

Exhibit 2.3	Agreement and Plan of Merger dated as of October 13, 1998, by and among Safeway Inc., Windy City Acquisition Corp. and Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit (c)(1) to registrant’s Schedule 14D-1 dated October 19, 1998), and Stockholders Agreement dated as of October 12, 1998 between Safeway Inc., Windy City Acquisition Corp., and each of the stockholders of Dominick’s Supermarkets, Inc. named on the signature pages thereto (incorporated by reference to Exhibit (c)(2) to registrant’s Schedule 14D-1 dated October 19, 1998).

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to registrant’s Form S-3 Registration filed on July 27, 2004).

Exhibit 3.2	Form of By-Laws of the Company as amended and restated (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q for the quarterly period ended March 26, 2005).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture dated as of September 1, 1992 between the Company and The Chase Manhattan Bank (National Association), as Trustee, relating to the Company’s Debt Securities (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K dated September 16, 1992), as supplemented by the Supplemental Indenture dated as of September 4, 1997 (incorporated by reference to Exhibit 4(i).9 to registrant’s Form 10-K for the year ended January 3, 1998).

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).3	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of registrant’s Current Report on Form 8-K dated September 16, 1992).

Exhibit 4(i).4	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of the 7.00% Senior Notes due 2007 and the Company’s 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).6	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2008, including form of Notes (incorporated by reference to Exhibits 4.2, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated November 9, 1998).

Exhibit 4(i).7	Form of Officers’ Certificate establishing terms of the registrant’s 7.5% Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated September 14, 1999).

Exhibit 4(i).8	Form of Officers’ Certificate establishing terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).9	Form of Officers’ Certificate establishing terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated March 5, 2001).

Exhibit 4(i).10	Form of Officers’ Certificate establishing terms of the registrant’s 4.80% Notes due 2007, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated July 16, 2002).

Exhibit 4(i).11	Form of Officers’ Certificate establishing terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).12	Form of Officers’ Certificate establishing terms of the registrant’s 4.125% Notes due 2008 including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to registrant’s Current Report of Form 8-K dated October 29, 2003).

Exhibit 4(i).13	Form of Officers’ Certificate establishing terms of the registrant’s 4.950% Notes due 2010 and 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	Share Appreciation Rights Plan of Lucerne Foods Ltd. (incorporated by reference to Exhibit 10(iii).18 to registrant’s Form 10-K for the year ended December 29, 1990) and Amendment No. 1 thereto dated December 13, 1991 (incorporated by reference to Exhibit 10(iii).18 to registrant’s Form 10-K for the year ended December 28, 1991).

Exhibit 10(iii).4*	Amended and Restated 1997 Stock Purchase and Option Plan for Key Employees for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 to Randall’s Food Markets, Inc.’s Registration Statement on Form S-8 dated January 19, 1999).

Exhibit 10(iii).5*	Randall’s Food Markets, Inc. Stock Option Plan and Restricted Stock Plan (incorporated by reference to Exhibit 4.2 of Registration Statement 333-84749).

Exhibit 10(iii).6*	Amendment dated September 11, 1999 to the Randall’s Food Markets, Inc. Stock Option and Restricted Stock and the Amended and Restated 1997 Stock Purchase and Option Plan for Randall’s Food Markets, Inc. and Subsidiaries (incorporated by reference to Exhibit 4.3 of Registration Statement 333-84749).

Exhibit 10(iii).7*	The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.13 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).8*	The 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 10.12 to Dominick’s Supermarkets, Inc.’s Form 10-K for the year ended November 1, 1996).

Exhibit 10(iii).9*	Form of Amendment to Stock Option Agreements under The 1996 Equity Participation Plan of Dominick’s Supermarkets, Inc., and the 1995 Amended and Restated Stock Option Plan of Dominick’s Supermarkets, Inc. (incorporated by reference to Exhibit 4.5 to registrant’s Registration on Form S-8 No. 333-67575 dated November 19, 1998).

Exhibit 10(iii).10*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 of registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).11*	Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of registrant’s Form 10-K for the year ended January 2, 1998).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).12*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).13*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).14*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of registrant’s Form 10-K for the year ended December 28, 1996).

Exhibit 10(iii).15*	The Vons Companies, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.3 to The Vons Companies, Inc. Annual Report on Form 10-K for the twenty-seven weeks ended January 3, 1988).

Exhibit 10(iii).16*	The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to The Vons Companies, Inc. Proxy Statement for its May 17, 1990 Annual Meeting of Shareholders).

Exhibit 10(iii).17*	Amendment, dated February 17, 1993, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.13.1 to The Vons Companies, Inc. Form 10-Q for the quarterly period ended March 28, 1993).

Exhibit 10(iii).18*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).19*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).20*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).21*	Amendment, effective as of December 13, 1996, to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.7.2 to The Vons Companies, Inc. Form 10-K for the fiscal year ended December 29, 1996).

Exhibit 10(iii).22*	Form of Amendments, dated April 8, 1997, to The Vons Companies, Inc. Management Stock Option Plan and The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to registrant’s Form S-4 filed on March 5, 1997).

Exhibit 10(iii).23*	Employment Agreement made and entered into as of April 10, 2004 by and between Safeway Inc. and Brian Cornell (incorporated by reference to Exhibit 10 of registrant’s Form 10-Q for the quarterly period ended March 27, 2004).

Exhibit 10(iii).24*	The 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333-98103 on Form S-8 dated August 14, 2002).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).25*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).26*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the Registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).27*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).28*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).29*	Amendment dated May 2, 2004 to the 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).30*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).31*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).32*	Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated March 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).33*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).34	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10(iii).35*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15. Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).36*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K of Safeway Inc.).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By:	/s/ Steven A. Burd	Date:	March 10, 2006
Steven A. Burd
Chairman, President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints STEVEN A. BURD, ROBERT L. EDWARDS and ROBERT A. GORDON and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Edwards	Date:	March 10, 2006
Robert L. Edwards
Executive Vice President and Chief Financial Officer

	/s/ David F. Bond	Date:	March 10, 2006
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

Director

	/s/ Steven A. Burd	Date:	March 10, 2006
Steven A. Burd

	/s/ Paul Hazen		March 10, 2006
Paul Hazen

	/s/ Janet E. Grove		March 10, 2006
Janet E. Grove

	/s/ Mohan Gyani		March 10, 2006
Mohan Gyani

	/s/ Robert I. MacDonnell		March 10, 2006
Robert I. MacDonnell

	/s/ Douglas J. Mackenzie		March 10, 2006
Douglas J. Mackenzie

SAFEWAY INC. AND SUBSIDIARIES

Director

/s/ Rebecca A. Stirn	Date:	March 10, 2006
Rebecca A. Stirn

/s/ William Y. Tauscher		March 10, 2006
William Y. Tauscher

/s/ Raymond G. Viault		March 10, 2006
Raymond G. Viault

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE PERIOD

ENDED December 31, 2005

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.