Form 10-Q
period 2006-03-25
SAFEWAY INC
filed 2006-05-03
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-00041

SAFEWAY INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3019135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Rd. Pleasanton, California	94588-3229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (925) 467-3000

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

As of April 28, 2006, there were issued and outstanding 450.1 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 25, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$110.9	$373.3
Receivables	318.9	350.6
Merchandise inventories	2,666.5	2,766.0
Prepaid expenses and other current assets	217.1	212.5

Total current assets	3,313.4	3,702.4

Property	16,394.6	16,128.8
Less accumulated depreciation and amortization	(7,214.9)	(7,031.7)

Property, net	9,179.7	9,097.1

Goodwill	2,400.9	2,402.4
Prepaid pension costs	170.0	179.4
Investment in unconsolidated affiliates	205.3	201.8
Other assets	170.4	173.8

Total assets	$15,439.7	$15,756.9

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 25, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$102.4	$714.2
Current obligations under capital leases	40.5	39.1
Accounts payable	1,887.7	2,151.5
Accrued salaries and wages	389.2	526.1
Income taxes	128.3	124.2
Other accrued liabilities	629.5	708.8

Total current liabilities	3,177.6	4,263.9

Long-term debt:
Notes and debentures	5,614.8	4,961.2
Obligations under capital leases	633.3	644.1

Total long-term debt	6,248.1	5,605.3

Deferred income taxes	223.4	223.1
Accrued claims and other liabilities	738.8	744.9

Total liabilities	10,387.9	10,837.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 580.5 and 580.1 shares outstanding	5.8	5.8
Additional paid-in capital	3,473.1	3,455.3
Deferred stock compensation	(9.1)	(10.2)
Accumulated other comprehensive income	162.3	172.8
Retained earnings	5,292.1	5,171.7

	8,924.2	8,795.4
Less: Treasury stock at cost; 130.5 and 130.7 shares	(3,872.4)	(3,875.7)

Total stockholders’ equity	5,051.8	4,919.7

Total liabilities and stockholders’ equity	$15,439.7	$15,756.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
Sales and other revenue	$8,894.6	$8,621.4
Cost of goods sold	(6,306.4)	(6,101.9)

Gross profit	2,588.2	2,519.5
Operating and administrative expense	(2,270.5)	(2,224.1)

Operating profit	317.7	295.4
Interest expense	(93.0)	(90.3)
Other income, net	7.7	7.7

Income before income taxes	232.4	212.8
Income tax expense	(89.5)	(81.5)

Net income	$142.9	$131.3

Earnings per share:
Basic	$0.32	$0.29

Diluted	$0.32	$0.29

Weighted average shares outstanding:
Basic	449.0	447.0

Diluted	451.0	449.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 25, 2006	March 26, 2005
OPERATING ACTIVITIES:
Net income	$142.9	$131.3

Reconciliation to net cash flow from operating activities:
Property impairment charges	14.7	8.0
Employee stock option expense	11.6	10.6
Depreciation expense	218.4	210.5
LIFO expense	2.3	2.3
Equity in earnings of unconsolidated affiliates, net	(3.4)	(3.5)
Net pension expense	17.0	26.8
Gain on property retirements and lease exit costs	(6.1)	(7.0)
Other	(3.6)	(2.9)
Long-term accrued claims and other liabilities	16.8	17.2
Change in working capital items:
Receivables and prepaid expenses	26.5	31.1
Inventories at FIFO cost	93.0	40.9
Income taxes	4.0	(85.6)
Payables and accruals	(405.5)	(141.3)

Net cash flow from operating activities	128.6	238.4

INVESTING ACTIVITIES:
Cash paid for property additions	(413.5)	(216.1)
Proceeds from sale of property	18.2	24.0
Other	(19.4)	(12.8)

Net cash flow used by investing activities	(414.7)	(204.9)

FINANCING ACTIVITIES:
Additions to short-term borrowings	40.0	—
Payments on short-term borrowings	—	(10.8)
Additions to long-term borrowings	706.9	151.0
Payments on long-term borrowings	(709.6)	(116.8)
Dividends paid on common stock	(22.5)	—
Net proceeds from exercise of stock options	9.3	2.7

Net cash flow from financing activities	24.1	26.1

Effect of changes in exchange rates on cash	(0.4)	(1.9)

(Decrease) increase in cash and equivalents	(262.4)	57.7

CASH AND EQUIVALENTS:
Beginning of period	373.3	266.8

End of period	$110.9	$324.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 25, 2006 and March 26, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 25, 2006 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 12 weeks of 2006 and 2005. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $565.4 million for the first quarter of 2006 and $544.7 million for the first quarter of 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first quarter of 2006, total comprehensive income was $132.4 million, which primarily consists of $142.9 million of net income offset by $10.7 million of foreign currency translation adjustments.

For the first quarter of 2005, total comprehensive income was $119.1 million, which primarily consists of $131.3 million of net income offset by $11.5 million of foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B - NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This Staff Position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. The guidance in FSP No. 123(R)-4 is effective beginning in the second quarter of 2006. The adoption of FSP No. 123(R)-4 is not expected to materially impact the Company.

NOTE C - STOCK-BASED EMPLOYEE COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 2, 2005 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company recognized share-based compensation expense of $11.6 million ($0.02 per diluted share, after related tax benefit of $4.5 million) and $10.6 million ($0.01 per diluted share, after related tax benefit of $4.0 million) in the first quarter of 2006 and 2005, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s first-quarter 2006 grants: 4.5 years expected life; expected stock volatility of 27.7%; risk-free interest rate of 4.57%; and expected dividend yield of 0.9% during the expected term. The following weighted average assumptions were used to value the Company’s first-quarter 2005 grants: 4.5 years expected life; expected stock volatility of 30.8%; risk-free interest rate of 4.09%; and no dividends during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the first-quarter 2006 and 2005 valuation. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on historical dividend payments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D - GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2006 by geographic area is as follows (in millions):

	2006
	U.S.		Canada		Total
Balance–beginning of period	$2,317.8		$84.6		$2,402.4
Adjustments	(0.5	)(1)	(1.0	)(2)	(1.5)

Balance–end of period	$2,317.3		$83.6		$2,400.9

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.

(2)	Represents foreign currency translation adjustments in Canada.

NOTE E - FINANCING

Notes and debentures were composed of the following at March 25, 2006 and December 31, 2005 (in millions):

	March 25, 2006	December 31, 2005
Commercial paper	$638.5	$—
Bank credit agreement, unsecured	114.5	47.5
Other bank borrowings, unsecured	46.3	6.5
Mortgage notes payable, secured	21.9	22.4
9.30% Senior Secured Debentures due 2007	24.3	24.3
6.15% Senior Notes due 2006, unsecured	—	700.0
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	256.8	259.7
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	24.2
Other notes payable, unsecured	10.7	10.8

	5,717.2	5,675.4
Less current maturities	(102.4)	(714.2)

Long-term portion	$5,614.8	$4,961.2

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F - PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 weeks of 2006 and 2005 (in millions):

	12 Weeks Ended March 25, 2006	12 Weeks Ended March 26, 2005
Estimated return on assets	$(37.8)	$(35.6)
Service cost	23.0	25.2
Interest cost	25.1	25.9
Amortization of prior service cost	5.3	3.9
Amortization of unrecognized losses	1.4	7.4

Net pension expense	$17.0	$26.8

The Company made approximately $7.9 million of contributions to its defined benefit pension plan trusts in the first quarter of 2006. For the remainder of 2006, Safeway currently anticipates contributing an additional $17.6 million to these trusts.

NOTE G - CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California (Los Angeles), entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., against the Company’s subsidiary, The Vons Companies, Inc., Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. On April 10, 2006, the Attorney General indicated that it will also seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants filed a motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws, which motion was denied by the court on May 25, 2005. On November 25, 2005, the Ninth Circuit issued an order refusing to hear an interlocutory appeal of the order denying defendants’ summary judgment motion. No trial date in the district court has been set. The Company believes it has strong defenses to the claims in this lawsuit and is defending it vigorously.

Guarantees

Note K to the Company’s consolidated financial statements, under the caption “Furrs and Homeland Lease Liabilities” in the 2005 Annual Report on Form 10-K provides information on contingent liabilities for the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. Safeway is unable to determine the potential obligation with respect to other divested operations, should there be any similar defaults, because information about the total numbers of leases from these divestitures that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses beyond those recorded, should there be any similar defaults, would not be material to Safeway’s operating results, cash flow or financial position.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2005 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

NOTE H - SUBSEQUENT EVENTS

Debt Offering

Pursuant to a shelf registration filed with the SEC on July 27, 2004 (as amended), Safeway issued $250 million of Floating Rate Notes (the “Notes”) on March 28, 2006. The Notes mature on March 27, 2009. Interest will be equal to LIBOR plus 0.35% and will be reset quarterly. The Company will pay interest on the Notes quarterly in arrears on each March 27, June 27, September 27 and December 27, beginning on June 27, 2006. The Company may redeem the Notes on any interest payment date that is on or after September 27, 2006, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program.

Tax Settlements

On April 10, 2006, Safeway announced that it had settled a federal income tax refund claim under which Safeway expects to receive approximately $316 million in cash in the second half of 2006. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing.

The expected federal tax refund of approximately $259 million will be recorded in the second quarter of 2006 as an increase to additional paid-in capital and will not be recorded in the income statement.

The Company will receive interest on the federal tax refund and will accrue interest until payment is received. As of April 26, 2006 the accrued interest on the federal tax refund, net of income tax, is approximately $57 million ($0.13 per diluted share). Accrued interest will be recorded in the second quarter of 2006 as a reduction of Safeway’s income tax expense. The final interest amount will depend on the date of receipt of the cash.

In addition, Safeway has similar claims for refunds of income tax and interest in several states. As of April 26, 2006, the Company expects these state income tax refunds and interest will be approximately $30 million and $10 million, respectively, net of income tax. Collection of these funds may take several years. When collection is assured, the state income tax refunds will be recorded as an increase to additional paid-in capital and net interest will be recorded as a reduction of the income tax expense.

The total expected federal and state refunds and related interest as of April 26, 2006 is approximately $356 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $142.9 million ($0.32 per diluted share) for the first quarter ended March 25, 2006 compared to $131.3 million ($0.29 per diluted share) for the first quarter ended March 26, 2005.

SALES Total sales and other revenue increased 3.2% to $8.9 billion in the first quarter of 2006 compared to $8.6 billion in the first quarter of 2005, despite the fact that Easter holiday sales occurred in the first quarter of 2005 but did not occur until the second quarter of 2006. Comparable-store sales increased 2.8% and identical-store sales (which exclude replacement stores) increased 2.7% for the first quarter of 2006. Excluding the effect of fuel sales, comparable-store sales increased 1.7% and identical-store sales increased 1.5%.

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

Gross profit increased to $2.6 billion in the first quarter of 2006 from $2.5 billion in the first quarter of 2005. Gross profit margin declined 12 basis points to 29.10% of sales in the first quarter of 2006 compared to 29.22% in the first quarter of 2005. Higher fuel sales (which have a lower gross margin) reduced gross profit by 30 basis points. The remaining net increase in gross profit margin of 18 basis points is due primarily to reduced shrink, partially offset by investments in pricing, higher advertising and higher energy costs.

Vendor allowances totaled $565.4 million for the first quarter of 2006 and $544.7 million for the first quarter of 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined 27 basis points to 25.53% of sales in the first quarter of 2006 from 25.80% in the first quarter of 2005. This decline is primarily due to increased sales and lower employee costs, partly offset by higher energy costs, employee buyouts, the timing of New Years and Easter holiday sales and more Lifestyle store openings.

INTEREST EXPENSE Interest expense increased slightly to $93.0 million in the first quarter of 2006 compared to $90.3 million in the first quarter of 2005 due to higher average interest rates, partly offset by lower indebtedness.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX EXPENSE Income tax expense was $89.5 million, or 38.5% of pretax income, in the first quarter of 2006.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2005 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies.

New Accounting Standards

In February 2006, the FASB issued Staff Position (“FSP”) No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This Staff Position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. The guidance in FSP No. 123(R)-4 is effective beginning in the second quarter of 2006. The adoption of FSP No. 123(R)-4 is not expected to materially impact the Company.

Liquidity and Financial Resources

Net cash flow from operating activities declined to $128.6 million in the first quarter of 2006 from $238.4 million in the first quarter of 2005 because of a decline in accounts payable and accrued liabilities. This decline was primarily due to the timing of vendor payments, the payment of higher bonuses and the payment of employee buyout costs, which were expensed in the fourth quarter of 2005. Additionally, as a result of growing gift card sales, the payment to the Company’s gift card partners was higher in the first quarter of 2006 compared with the first quarter of 2005.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $414.7 million for the first quarter of 2006 compared to $204.9 million in 2005. The costs of the large number of Lifestyle projects completed late in the fourth quarter of 2005 were paid for in the first quarter of 2006. In addition, the Company had higher purchases of land and buildings in the first quarter of 2006.

Financing activities provided net cash flow of $24.1 million in the first quarter of 2006 and $26.1 million in the first quarter of 2005.

On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 25, 2006, the Company was in compliance with the covenant requirements. The Credit Agreement is scheduled to expire on June 1, 2010. As of March 25, 2006, borrowings totaled $114.5 million and letters of credit totaled $45.5 million under the Credit Agreement.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. Pursuant to this shelf registration, Safeway issued $250 million of Floating Rate Notes (the “Notes”) on March 28, 2006. The Notes mature on March 27, 2009. Interest will be equal to LIBOR plus 0.35% and will be reset quarterly. The Company will pay interest on the Notes quarterly in arrears on each March 27, June 27, September 27 and December 27, beginning on June 27, 2006. The Company may redeem the Notes on any interest payment date that is on or after September 27, 2006, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program. As of May 3, 2006, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

Safeway paid a quarterly dividend of $0.05 per common share on April 21, 2006 to stockholders of record as of March 31, 2006. The payout totaled $22.5 million. Assuming the Company continues to pay the same per share quarterly dividends, annual dividends on common stock would approximate $90 million.

On April 10, 2006, Safeway announced that it had settled a federal income tax refund claim under which Safeway expects to receive approximately $316 million in cash in the second half of 2006. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing.

The expected federal tax refund of approximately $259 million will be recorded in the second quarter of 2006 as an increase to additional paid-in capital and will not be recorded in the income statement.

The Company will receive interest on the federal tax refund and will accrue interest until payment is received. As of April 26, 2006 the accrued interest on the federal tax refund, net of income tax, is approximately $57 million ($0.13 per diluted share). Accrued interest will be recorded in the second quarter of 2006 as a reduction of Safeway’s income tax expense. The final interest amount will depend on the date of receipt of the cash.

In addition, Safeway has similar claims for refunds of income tax and interest in several states. As of April 26, 2006, the Company expects these state income tax refunds and interest will be approximately $30 million and $10 million, respectively, net of income tax. Collection of these funds may take several years. When collection is assured, the state income tax refunds will be recorded as an increase to additional paid-in capital and net interest will be recorded as a reduction of the income tax expense.

The total expected federal and state refunds and related interest as of April 26, 2006 is approximately $356 million. The Company currently anticipates that it will use these refunds and related interest to repay debt, fund capital expenditures, repurchase common stock and/or pay common stock dividends.

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

Capital Expenditure Program

Safeway invested $413.5 million in capital expenditures in the first quarter of 2006. The Company opened one new Lifestyle store and completed 24 Lifestyle remodels. For the year, the Company expects to spend

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $1.6 billion in capital expenditures, open approximately 20 to 25 new Lifestyle stores and complete approximately 280 Lifestyle remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, estimates of sales, identical-store sales, comparable-store sales, earnings, stock option expense, pension plan contributions, dividend payments on common stock, capital expenditures, performance of acquired companies, the valuation of Safeway’s investments, operating improvements, the amount, the timing of the receipt and the use of federal and state income tax refunds and the interest thereon, cost reductions, obligations with respect to divested operations, defenses to legal proceedings and Lifestyle stores and are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “anticipate,” “believe” and similar words or phrases and the negative of such words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in our operating regions, including the rate of inflation, fuel and energy costs, consumer spending levels, population, employment and job growth in our markets; pricing pressures and competitive factors, which could include pricing strategies, store openings and remodels by our competitors; results of our programs to control or reduce costs, improve buying practices and control shrink; results of our programs to increase sales, including private-label sales, improvements in our perishable departments and our pricing and promotional programs; results of our programs to improve capital management; the capital investment in and financial results from our Lifestyle stores; the ability to integrate any companies we acquire and achieve operating improvements at those companies, including Dominick’s and Randall’s; changes in financial performance of our equity investments; increases in labor costs, including severance payments, and relations with union bargaining units representing our employees or employees of third-party operators of our distribution centers; the effects on operating performance of work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future; performance in new business ventures; adverse weather conditions; changes in state or federal legislation, regulation or judicial developments, including with respect to taxes; the cost and stability of power sources; opportunities or acquisitions that we pursue; the availability and timely delivery of perishables and other products; market valuation assumptions and internal projections of future operating results which affect the valuation of goodwill; the rate of return on our pension assets; and the availability and terms of financing. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaims any obligation to do so. Additional information regarding these risks and uncertainties is contained in the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission.

SAFEWAY INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2005 Annual Report on Form 10-K.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of March 25, 2006, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 25, 2006 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California (Los Angeles), entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., against the Company’s subsidiary, The Vons Companies, Inc., Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. On April 10, 2006, the Attorney General indicated that it will also seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants filed a motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws, which motion was denied by the court on May 25, 2005. On November 25, 2005, the Ninth Circuit issued an order refusing to hear an interlocutory appeal of the order denying defendants’ summary judgment motion. No trial date in the district court has been set. The Company believes it has strong defenses to the claims in this lawsuit and is defending it vigorously.

Item 6. Exhibits

Exhibit 3.2	Amended and Restated Bylaws of Safeway Inc., as amended on March 9, 2006 (incorporated by reference to Exhibit 3.2 to registrant’s Current Report on Form 8-K dated March 9, 2006).

Exhibit 4(i).14	Form of Officers’ Certificate establishing terms of the registrant’s Floating Rate Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated March 28, 2006).

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: May 3, 2006	/s/ Steven A. Burd
Steven A. Burd Chairman, President and Chief Executive Officer

Date: May 3, 2006	/s/ Robert L. Edwards
Robert L. Edwards Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED March 25, 2006

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.