Form 10-Q
period 2006-06-17
SAFEWAY INC
filed 2006-07-21
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2006

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

As of July 19, 2006, there were issued and outstanding 444.6 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 17, 2006	December 31, 2005
ASSETS

Current assets:
Cash and equivalents	$115.9	$373.3
Receivables	375.4	350.6
Merchandise inventories	2,600.7	2,766.0
Prepaid expenses and other current assets	268.9	212.5
Income tax receivable	213.8	—

Total current assets	3,574.7	3,702.4

Property	16,757.8	16,128.8
Less accumulated depreciation and amortization	(7,461.7)	(7,031.7)

Property, net	9,296.1	9,097.1

Goodwill	2,403.9	2,402.4
Prepaid pension costs	158.5	179.4
Investment in unconsolidated affiliates	208.7	201.8
Other assets	169.9	173.8

Total assets	$15,811.8	$15,756.9

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 17, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$60.7	$714.2
Current obligations under capital leases	42.0	39.1
Accounts payable	1,999.4	2,151.5
Accrued salaries and wages	421.1	526.1
Other accrued liabilities	687.3	833.0

Total current liabilities	3,210.5	4,263.9

Long-term debt:
Notes and debentures	5,540.1	4,961.2
Obligations under capital leases	629.9	644.1

Total long-term debt	6,170.0	5,605.3

Deferred income taxes	222.5	223.1
Accrued claims and other liabilities	760.8	744.9

Total liabilities	10,363.8	10,837.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 580.7 and 580.1 shares outstanding	5.8	5.8
Additional paid-in capital	3,740.0	3,445.1
Accumulated other comprehensive income	200.2	172.8
Retained earnings	5,512.7	5,171.7

	9,458.7	8,795.4
Less: Treasury stock at cost; 136.3 and 130.7 shares	(4,010.7)	(3,875.7)

Total stockholders’ equity	5,448.0	4,919.7

Total liabilities and stockholders’ equity	$15,811.8	$15,756.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 17, 2006	June 18, 2005	June 17, 2006	June 18, 2005
Sales and other revenue	$9,367.1	$8,803.0	$18,261.7	$17,424.4
Cost of goods sold	(6,682.5)	(6,273.1)	(12,988.9)	(12,375.0)

Gross profit	2,684.6	2,529.9	5,272.8	5,049.4

Operating and administrative expense	(2,302.4)	(2,227.5)	(4,572.9)	(4,451.6)

Operating profit	382.2	302.4	699.9	597.8

Interest expense	(91.6)	(94.5)	(184.6)	(184.8)

Other income, net	6.5	8.5	14.2	16.2

Income before income taxes	297.1	216.4	529.5	429.2

Income tax expense	(50.9)	(82.4)	(140.4)	(163.9)

Net income	$246.2	$134.0	$389.1	$265.3

Earnings per share:
Basic	$0.55	$0.30	$0.87	$0.59

Diluted	$0.55	$0.30	$0.86	$0.59

Weighted average shares outstanding:
Basic	447.5	447.5	448.3	447.2

Diluted	449.4	450.1	450.2	449.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 17, 2006	June 18, 2005
OPERATING ACTIVITIES:
Net income	$389.1	$265.3

Reconciliation to net cash flow from operating activities:
Property impairment charges	25.3	15.2
Stock option expense	23.8	28.3
Depreciation expense	444.7	421.3
LIFO expense	4.6	4.6
Equity in earnings of unconsolidated affiliates, net	(6.9)	(7.0)
Net pension expense	35.9	53.5
Gain on property retirements and lease exit costs	(5.6)	(11.3)
Other	31.2	47.9
Change in working capital items:
Receivables and prepaid expenses	(80.5)	(11.4)
Inventories at FIFO cost	172.6	53.9
Income taxes	(67.7)	(213.1)
Payables and accruals	(224.0)	24.6

Net cash flow from operating activities	742.5	671.8

INVESTING ACTIVITIES:
Cash paid for property additions	(741.3)	(515.1)
Proceeds from sale of property	45.2	48.9
Other	(29.7)	(18.5)

Net cash flow used by investing activities	(725.8)	(484.7)

FINANCING ACTIVITIES:
Payments on short-term borrowings, net	—	(10.9)
Additions to long-term borrowings	969.3	151.0
Payments on long-term borrowings	(1,072.2)	(280.0)
Repurchases of common stock	(139.7)	—
Dividends paid	(45.0)	—
Net proceeds from exercise of stock options	12.3	8.5
Other	0.7	(0.5)

Net cash flow used by financing activities	(274.6)	(131.9)

Effect of changes in exchange rates on cash	0.5	(4.9)

(Decrease) increase in cash and equivalents	(257.4)	50.3

CASH AND EQUIVALENTS:
Beginning of period	373.3	266.8

End of period	$115.9	$317.1

NON-CASH FINANCING ACTIVITY:
Increase in additional paid-in capital from income tax receivable	$259.2	$—

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 17, 2006 and June 18, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 17, 2006 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain prior year amounts were reclassified to conform to the 2006 presentation.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2006 and 2005. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $573.6 million for the second quarter of 2006 and $542.1 million for the second quarter of 2005. Vendor allowances totaled $1.1 billion for the first 24 weeks of 2006 and 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances, typically less than 5% of all allowances. With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Promotional and slotting allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first 24 weeks of 2006, total comprehensive income was $416.6 million, which primarily consists of $389.1 million of net income and $28.7 million of foreign currency translation adjustments.

For the first 24 weeks of 2005, total comprehensive income was $235.4 million, which primarily consists of $265.3 million of net income offset by $29.7 million of foreign currency translation adjustments.

Income Taxes

The Company provides income tax expense or benefit in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Accrued interest on tax deficiencies and refunds is included in the income tax expense or benefit.

NOTE B–NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Safeway is currently assessing the impact of the Interpretation on its financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. Safeway is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards outstanding at January 2, 2005, using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 1, 2005, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company recognized share-based compensation expense of $12.1 million ($0.02 per diluted share) and $17.7 million ($0.02 per diluted share) in the second quarter of 2006 and 2005, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $23.8 million ($0.03 per diluted share) and $28.3 million ($0.04 per diluted share) for the first 24 weeks of 2006 and 2005, respectively, as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 24 weeks of 2006: 4.5 years expected life; expected stock volatility of 27.3% to 27.7%; risk-free interest rate of 4.57% to 4.78%; and expected dividend yield of 0.8% to 0.9% during the expected term. The following weighted average assumptions were used to value Safeway’s grants through the first 24 weeks of 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 4.02% to 4.09%; and no dividends during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the 2006 and 2005 valuations. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

NOTE D–GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2006 by geographic area is as follows (in millions):

	2006
	U.S.		Canada		Total
Balance-beginning of period	$2,317.8		$84.6		$2,402.4
Adjustments	(0.9	)(1)	2.4	(2)	1.5

Balance-end of period	$2,316.9		$87.0		$2,403.9

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–FINANCING

Notes and debentures were composed of the following at June 17, 2006 and December 31, 2005 (in millions):

	June 17, 2006	December 31, 2005
Commercial paper, weighted average interest rate of 5.37% as of June 17, 2006	$331.9	$—
Bank credit agreement, unsecured, weighted average interest rate of 4.26% as of June 17, 2006	86.4	47.5
Other bank borrowings, unsecured	6.3	6.5
Mortgage notes payable, secured	21.5	22.4
9.30% Senior Secured Debentures due 2007	24.3	24.3
6.15% Senior Notes due 2006, unsecured	—	700.0
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	267.8	259.7
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured, interest rate of 5.31% as of June 17, 2006	250.0	—
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	24.2
Other notes payable, unsecured	8.4	10.8

	5,600.8	5,675.4
Less current maturities	(60.7)	(714.2)

Long-term portion	$5,540.1	$4,961.2

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

On June 15, 2006, the Company amended its credit agreement dated June 1, 2005. The amendment extended the termination date for an additional year to June 1, 2011.

NOTE F–TAXES ON INCOME

Income tax expense in the second quarter of 2006 was reduced by $58.5 million of accrued interest, net of tax, on the federal income tax refund described below.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As announced on April 10, 2006, Safeway settled a federal income tax refund claim under which it expects to receive approximately $318 million in the third quarter of 2006. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing. The refund consists of a tax refund of $259.2 million and interest earned on that refund of $58.5 million, net of tax. The final interest amount will depend on the date of receipt of the cash.

The tax refund of $259.2 million was recorded in the second quarter of 2006 as an increase to additional paid-in capital since the associated tax deductions exceeded the previously recognized book expense.

NOTE G–PENSION PLAN

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended June 17, 2006	12 Weeks Ended June 18, 2005	24 Weeks Ended June 17, 2006	24 Weeks Ended June 18, 2005
Estimated return on assets	$(37.9)	$(35.6)	$(75.8)	$(71.2)
Service cost	23.7	25.2	46.7	50.4
Interest cost	25.9	25.8	51.1	51.8
Amortization of prior service cost	5.3	3.9	10.6	7.7
Amortization of unrecognized losses	1.9	7.4	3.3	14.8

Net pension expense	$18.9	$26.7	$35.9	$53.5

Safeway made approximately $17.2 million of contributions to its defined benefit pension plan trusts, including the Retirement Restoration Plan, in the first 24 weeks of 2006. For the remainder of 2006, Safeway currently anticipates contributing an additional $16.2 million to these trusts.

NOTE H–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

With respect to claims arising from the July 1988 fire at the Company’s dry grocery warehouse in Richmond, California, as of July 20, 2006, there are no longer any pending claims. The last of the remaining claims have been dismissed.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on July 17, 2006 the Attorney General filed a motion seeking summary judgment on the grounds that the Mutual Strike Assistance Agreement constitutes a per se violation of the Sherman Act. The defendants have opposed the motion and a hearing is scheduled for August 21, 2006.

Guarantees

Note K to the Company’s consolidated financial statements, under the caption “Furrs and Homeland Lease Liabilities” in the 2005 Annual Report on Form 10-K, provides information on contingent liabilities for the Company’s former El Paso, Texas and Oklahoma City, Oklahoma divisions. Safeway is unable to determine the potential obligation with respect to other divested operations, should there be any similar defaults, because information about the total numbers of leases from these divestitures that are still outstanding is not available. Based on an internal assessment by the Company, performed by taking the

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

original inventory of assigned leases at the time of the divestitures and accounting for the passage of time, Safeway expects that any potential losses beyond those recorded, should there be any similar defaults, would not be material to Safeway’s operating results, cash flow or financial position.

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” in the 2005 Annual Report on Form 10-K, provides information on guarantees required under FIN No. 45.

NOTE I–STOCKHOLDERS’ EQUITY

Dividends on Common Stock

Safeway paid a quarterly dividend of $0.05 per common share on January 20, 2006 and April 21, 2006 to stockholders of record as of December 30, 2005 and March 31, 2006, respectively. The dividend payments totaled $45.0 million in the first 24 weeks of 2006.

In May 2006, the Company’s Board of Directors approved a 15% increase in the quarterly dividend from $0.05 to $0.0575 per common share. A cash dividend of $0.0575 per common share was paid on July 7, 2006 to stockholders of record as of June 16, 2006. The dividend payment totaled $25.6 million.

Stock Repurchase Program

In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $425.4 million. Prior to the second quarter of 2006, the Company had last repurchased shares of its common stock under the repurchase program during the fourth quarter of 2002. During the second quarter of 2006, the Company repurchased 5.84 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $139.7 million. The average price per share, excluding commissions, was $23.88. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $246.2 million ($0.55 per diluted share) for the second quarter ended June 17, 2006. This includes a $58.5 million ($0.13 per diluted share) reduction in income tax expense for interest earned on a previously announced federal income tax refund. Net income for the second quarter of 2005 was $134.0 million ($0.30 per diluted share).

SALES AND OTHER REVENUE Total sales increased 6.4% to $9.4 billion in the second quarter of 2006 from $8.8 billion in the second quarter of 2005. Identical-stores sales increased 5.6% for the second quarter of 2006. Excluding fuel sales, identical-store sales increased 4.2%. Safeway estimates that the shift in Easter holiday sales (which occurred in the second quarter of 2006 compared to the first quarter of 2005) increased identical-store sales by approximately 1.0% in the second quarter of 2006.

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

Gross profit increased to $2.7 billion in the second quarter of 2006 from $2.5 billion in the second quarter of 2005. Gross profit margin decreased 8 basis points to 28.66% of sales in the second quarter of 2006 compared to 28.74% in the second quarter of 2005. Excluding the 50 basis-point decrease attributable to higher fuel sales (which have a lower gross margin), gross profit margin increased 42 basis points due largely to reduced shrink as well as procurement cost savings, partly offset by selected price investments.

Vendor allowances totaled $573.6 million for the second quarter of 2006 and $542.1 million for the second quarter of 2005. Vendor allowances totaled $1.1 billion for the first 24 weeks of 2006 and 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances, typically less than 5% of all allowances. With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

Contract allowances make up the remainder of all allowances. Under the typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 72 basis points to 24.58% of sales in the second quarter of 2006 from 25.30% in the second quarter of 2005. This improvement is primarily due to increased sales and lower employee costs as a percentage of sales.

INTEREST EXPENSE Interest expense was $91.6 million in the second quarter of 2006, down from $94.5 million in the second quarter of 2005. Indebtedness was lower in the second quarter of 2006 compared to the second quarter of 2005, while average interest rates were higher.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX EXPENSE Income tax expense was $50.9 million, or 17.1% of pretax income, in the second quarter of 2006 compared to 38.1% in the second quarter of 2005. Income tax expense in the second quarter of 2006 was reduced by $58.5 million of accrued interest, net of income tax, on the federal income tax refund described below.

As previously announced, Safeway settled a federal income tax refund claim under which it expects to receive approximately $318 million in the third quarter of 2006. This refund consists of a tax refund of $259.2 million and interest earned on that refund of $58.5 million. The federal income tax refund of $259.2 million has been recorded in the second quarter of 2006 as an increase to additional paid-in capital.

24-WEEKS ENDED JUNE 17, 2006 COMPARED WITH 24-WEEKS ENDED JUNE 18, 2005

Net income for the first 24 weeks of 2006 was $389.1 million ($0.86 per diluted share) compared to $265.3 million ($0.59 per diluted share) in the first 24 weeks of 2005. Net income for the first 24 weeks of 2006 includes a $58.5 million ($0.13 per diluted share) reduction in income tax expense for interest earned on a previously announced federal income tax refund. The gross profit margin was 28.87% in 2006 compared to 28.98% in 2005. This decline was primarily due to higher fuel sales (which have a lower gross margin), selected price investments, partly offset by reduced shrink. Operating and administrative expense was 25.04% of sales in 2006 compared to 25.55% of sales in 2005. This improvement is primarily due to increased sales and lower employee costs, as a percentage of sales.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Safeway is currently assessing the impact of the Interpretation on its financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. Safeway is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

Liquidity and Financial Resources

Net cash flow from operating activities was $742.5 million in the first 24 weeks of 2006 compared to $671.8 million in the first 24 weeks of 2005. This change was primarily because of higher net income.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $725.8 million for the first 24 weeks of 2006 compared to $484.7 million in 2005. The Company had higher purchases of land and buildings in the first quarter of 2006. In addition, a portion of the costs associated with the large number of Lifestyle projects completed late in the fourth quarter of 2005 were paid for in the first quarter of 2006.

Financing activities used cash flow of $274.6 million in the first 24 weeks of 2006 compared to $131.9 million in the first 24 weeks of 2005. This change was primarily because of the stock repurchase of $139.7 million in the second quarter of 2006.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and its credit agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreement.

CREDIT AGREEMENT On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 17, 2006, the Company was in compliance with the covenant requirements. As of June 17, 2006, borrowings totaled $86.4 million and letters of credit totaled $48.0 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,465.6 million as of June 17, 2006. The Credit Agreement is scheduled to expire on June 1, 2011.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. Pursuant to this shelf registration, Safeway issued $250 million of Floating Rate Notes (the “Notes”) on March 28, 2006. The Notes mature on March 27, 2009. Interest will be equal to LIBOR plus 0.35% and will be reset quarterly. The Company will pay interest on the Notes quarterly in arrears on each March 27, June 27, September 27 and December 27, beginning on June 27, 2006. The Company may redeem the Notes on any interest payment date that is on or after September 27, 2006, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program. As of June 17, 2006, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans or other investing activities.

DIVIDENDS ON COMMON STOCK Safeway paid a quarterly dividend of $0.05 per common share on January 20, 2006 and April 21, 2006 to stockholders of record as of December 30, 2005 and March 31, 2006, respectively. The dividend payments totaled $45.0 million in the first 24 weeks of 2006.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2006, the Company’s Board of Directors approved a 15% increase in the quarterly dividend from $0.05 to $0.0575 per common share. A cash dividend of $0.0575 per common share was paid on July 7, 2006 to stockholders of record as of June 16, 2006. The dividend payment totaled $25.6 million.

Assuming the Company continues to pay quarterly dividends of $0.0575 per common share, dividends paid on common stock during 2006 would approximate $96 million.

STOCK REPURCHASE PROGRAM In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $425.4 million. Prior to the second quarter of 2006, the Company had last repurchased shares of its common stock under the repurchase program during the fourth quarter of 2002. During the second quarter of 2006, the Company repurchased 5.84 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $139.7 million. The average price per share, excluding commissions, was $23.88. The repurchase program has no expiration date but may be terminated by the Board of Directors.

TAX SETTLEMENTS As announced on April 10, 2006, Safeway settled a federal income tax refund claim under which it expects to receive approximately $318 million in the third quarter of 2006. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing. The refund consists of a tax refund of $259.2 million and interest earned on that refund of $58.5 million, net of tax. The final interest amount will depend on the date of receipt of the cash.

In the second quarter of 2006, the expected tax refund of $259.2 million was recorded as an increase to additional paid-in capital and the accrued interest of $58.5 million, net of tax, was recorded as a reduction of Safeway’s income tax expense.

In addition, Safeway has similar claims for refunds of income tax and interest in several states. As of June 17, 2006, the Company expects these state income tax refunds and interest will be approximately $30 million and $11 million, respectively, net of income tax. Collection of these funds may take several years. When collection is assured, the state income tax refunds will be recorded as an increase to additional paid-in capital and net interest will be recorded as a reduction of the income tax expense.

The total expected federal and state refunds and related interest as of June 17, 2006 is approximately $359 million. The Company currently anticipates that it will use these refunds and related interest to repay debt, fund capital expenditures and/or repurchase common stock.

Capital Expenditure Program

Safeway invested $741.3 million in capital expenditures in the first 24 weeks of 2006. The Company opened 5 new Lifestyle stores and completed 80 Lifestyle remodels in the first half of 2006. For the year, the Company expects to spend approximately $1.6 billion in capital expenditures, open approximately 20 new Lifestyle stores, and complete approximately 280 Lifestyle remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements relating to pension plan contributions; dividend payments on common stock; the amount, timing of the receipt and use of federal and state income tax refunds and interest thereon; defenses to legal proceedings; obligations arising out of divested operations; repurchases of common stock; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including consumer spending levels, currency valuations, population, employment and job growth in our markets;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales, including private-label sales;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our programs to improve capital management;

•	Results of any on-going litigation in which we are involved or any litigation in which we may become involved;

•	The ability to achieve satisfactory operating results at Dominick’s and our Texas stores;

•	Changes in the financial performance of our equity investments;

•	Labor costs, including severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Legislative, regulatory, tax or judicial developments;

•	The cost and stability of fuel, energy and other power sources;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions;

•	Performance in new business ventures or other opportunities that we pursue;

•	The capital investment in and financial results from our Lifestyle stores;

•	The rate of return on our pension assets; and

•	The availability and terms of financing.

We undertake no obligation to update forward-looking statements to reflect new information, events or developments after the date hereof. Please refer to our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and subsequent Current Reports on Form 8-K for more information regarding these risks and uncertainties. These reports are not intended to be a discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

SAFEWAY INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the position reflected in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of June 17, 2006, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended June 17, 2006 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

With respect to claims arising from the July 1988 fire at the Company’s dry grocery warehouse in Richmond, California, as of July 20, 2006, there are no longer any pending claims. The last of the remaining claims have been dismissed.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on July 17, 2006 the Attorney General filed a motion seeking summary judgment on the grounds that the Mutual Strike Assistance Agreement constitutes a per se violation of the Sherman Act. The defendants have opposed the motion and a hearing is scheduled for August 21, 2006.

SAFEWAY INC. AND SUBSIDIARIES

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2006.

Fiscal period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
March 26, 2006 – April 22, 2006	10,168	$25.40	—	$565.1
April 23, 2006 – May 20, 2006	3,514,679	24.10	3,492,500	480.8
May 21, 2006 – June 17, 2006	2,350,000	23.55	2,350,000	425.4

TOTAL	5,874,847	$23.89	5,842,500	$425.4

[1]	Includes 32,347 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.
[2]	Average price per share excludes commissions. Average price per share excluding the withheld restricted shares referred to in footnote 1 above was $23.88.
[3]	In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $425.4 million. Prior to the second quarter of 2006, the Company had last repurchased shares of its common stock under the repurchase program during the fourth quarter of 2002. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 25, 2006, at which the stockholders voted on proposals as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 1. Election of Directors. Steven A. Burd Janet E. Grove Mohan Gyani Paul Hazen Robert I. MacDonnell Douglas J. Mackenzie Rebecca A. Stirn William Y. Tauscher Raymond G. Viault	388,908,688 390,491,879 390,136,027 387,453,668 374,196,234 393,181,830 389,367,611 389,058,517 392,023,877	6,128,705 3,815,035 6,150,749 6,631,676 9,440,800 1,166,435 4,941,504 5,225,151 2,316,082	3,573,845 4,304,324 2,324,462 4,525,894 14,974,204 4,262,973 4,302,123 4,327,570 4,271,279	N/A N/A N/A N/A N/A N/A N/A N/A N/A

Proposal 2. Re-Approval of 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc.	383,255,490	12,867,364	2,488,384	N/A

Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2006.	387,247,701	9,007,809	2,355,728	N/A

Proposal 4. Stockholder Proposal Requesting Cumulative Voting.	102,782,856	209,474,067	54,663,028	31,691,287

Proposal 5. Stockholder Proposal Requesting a Separate Vote on Golden Pay in Connection with a Merger.	104,236,577	256,438,793	6,244,581	31,691,287

Proposal 6. Stockholder Proposal Requesting the Creation of a Formal Mechanism for Dialogue between Independent Directors and Shareholders.	24,671,494	338,842,153	3,406,304	31,691,287

Proposal 7. Stockholder Proposal Requesting the Labeling of Genetically Engineered Products.	21,897,273	307,859,373	37,163,305	31,691,287

Proposal 8. Stockholder Proposal Requesting Sustainability Report.	90,743,326	243,934,082	32,242,543	31,691,287

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit 10.1	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: July 21, 2006	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 21, 2006	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD ENDED June 17, 2006

Exhibit 10.1	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.