Form 10-Q
period 2006-09-09
SAFEWAY INC
filed 2006-10-13
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2006

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

As of October 11, 2006, there were issued and outstanding 443.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 9, 2006	December 31, 2005
ASSETS

Current assets:
Cash and equivalents	$332.1	$373.3
Receivables	365.9	350.6
Merchandise inventories	2,622.5	2,766.0
Prepaid expenses and other current assets	230.5	212.5

Total current assets	3,551.0	3,702.4

Property	17,139.7	16,128.8
Less accumulated depreciation and amortization	(7,654.6)	(7,031.7)

Property, net	9,485.1	9,097.1

Goodwill	2,403.7	2,402.4
Prepaid pension costs	144.2	179.4
Investment in unconsolidated affiliate	223.7	201.8
Other assets	171.5	173.8

Total assets	$15,979.2	$15,756.9

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 9, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$544.5	$714.2
Current obligations under capital leases	42.5	39.1
Accounts payable	2,127.9	2,151.5
Accrued salaries and wages	429.6	526.1
Other accrued liabilities	934.8	833.0

Total current liabilities	4,079.3	4,263.9

Long-term debt:
Notes and debentures	4,739.9	4,961.2
Obligations under capital leases	620.1	644.1

Total long-term debt	5,360.0	5,605.3
Deferred income taxes	222.8	223.1
Accrued claims and other liabilities	749.2	744.9

Total liabilities	10,411.3	10,837.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 581.7 and 580.1 shares outstanding	5.8	5.8
Additional paid-in capital	3,775.0	3,445.1
Accumulated other comprehensive income	207.7	172.8
Retained earnings	5,660.9	5,171.7

	9,649.4	8,795.4
Less: Treasury stock at cost; 138.7 and 130.7 shares	(4,081.5)	(3,875.7)

Total stockholders’ equity	5,567.9	4,919.7

Total liabilities and stockholders’ equity	$15,979.2	$15,756.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 9, 2006	September 10, 2005	September 9, 2006	September 10, 2005
Sales and other revenue	$9,419.8	$8,945.5	$27,681.5	$26,369.9
Cost of goods sold	(6,753.7)	(6,388.9)	(19,742.6)	(18,763.9)

Gross profit	2,666.1	2,556.6	7,938.9	7,606.0

Operating and administrative expense	(2,312.0)	(2,316.9)	(6,884.9)	(6,768.5)

Operating profit	354.1	239.7	1,054.0	837.5

Interest expense	(90.0)	(93.5)	(274.6)	(278.3)

Other income, net	11.2	5.7	25.4	21.8

Income before income taxes	275.3	151.9	804.8	581.0

Income tax expense	(101.8)	(29.4)	(242.2)	(193.3)

Net income	$173.5	$122.5	$562.6	$387.7

Earnings per share:
Basic	$0.39	$0.27	$1.26	$0.87

Diluted	$0.39	$0.27	$1.25	$0.86

Weighted average shares outstanding:
Basic	443.8	448.1	446.8	447.5

Diluted	447.0	451.6	449.0	450.0

Dividends declared per common share	$0.0575	$0.050	$0.165	$0.100

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 9, 2006	September 10, 2005
OPERATING ACTIVITIES:
Net income	$562.6	$387.7

Reconciliation to net cash flow from operating activities:
Property impairment charges	26.4	70.4
Stock option expense	34.7	42.9
Depreciation expense	673.6	636.5
Deferred income tax	—	(67.0)
LIFO expense	6.9	6.9
Equity in earnings of unconsolidated affiliates, net	(14.0)	(6.8)
Net pension expense	55.1	80.3
Gain on property retirements and lease exit costs	(14.0)	(13.1)
Increase in accrued claims and other liabilities	49.4	32.3
Other	(10.0)	0.6
Change in working capital items:
Receivables and prepaid expenses	(32.3)	18.9
Inventories at FIFO cost	148.3	78.9
Income taxes	112.0	(127.4)
Payables and accruals	(145.1)	146.3

Net cash flow from operating activities	1,453.6	1,287.4

INVESTING ACTIVITIES:
Cash paid for property additions	(1,111.6)	(855.5)
Proceeds from sale of property	62.7	45.4
Other	(48.7)	(25.6)

Net cash flow used by investing activities	(1,097.6)	(835.7)

FINANCING ACTIVITIES:
Payments on short-term borrowings, net	—	(10.8)
Additions to long-term borrowings	995.5	151.0
Payments on long-term borrowings	(1,423.8)	(517.0)
Net proceeds from exercise of stock options	31.7	14.2
Repurchase of common stock	(193.1)	—
Dividends paid	(70.6)	(22.4)
Income tax refund related to prior years’ debt financing	259.2	—
Other	3.1	(1.9)

Net cash flow used by financing activities	(398.0)	(386.9)

Effect of changes in exchange rates on cash	0.8	3.9

(Decrease) increase in cash and equivalents	(41.2)	68.7

CASH AND EQUIVALENTS:
Beginning of period	373.3	266.8

End of period	$332.1	$335.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 9, 2006 and September 10, 2005 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 9, 2006 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain prior year amounts were reclassified to conform to the 2006 presentation.

Inventory

Net income reflects the application of the last-in, first-out (“LIFO”) method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2006 and 2005. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $567.9 million for the third quarter of 2006 and $535.4 million for the third quarter of 2005. Vendor allowances totaled $1.7 billion for the first 36 weeks of 2006 and $1.6 billion for the first 36 weeks of 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first 36 weeks of 2006, total comprehensive income was $597.6 million, which primarily consists of $562.6 million of net income and $35.2 million of foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the first 36 weeks of 2005, total comprehensive income was $409.7 million, which primarily consists of $387.7 million of net income offset by $21.2 million of foreign currency translation adjustments.

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

NOTE B–NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for Safeway in the fourth quarter of fiscal 2006. Safeway is evaluating the impact of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006. Safeway is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Safeway is continuing to assess the impact of the Interpretation on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. Safeway currently presents these taxes on a net basis and has elected not to change its presentation method.

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

The Company recognized share-based compensation expense of $10.9 million ($0.02 per diluted share) and $14.6 million ($0.02 per diluted share) in the third quarter of 2006 and 2005, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $34.7 million ($0.05 per diluted share) and $42.9 million ($0.06 per diluted share) for the first 36 weeks of 2006 and 2005, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 36 weeks of 2006: 4.5 years expected life; expected stock volatility of 27.1% to 27.7%; risk-free interest rate of 4.57% to 4.78%; and expected dividend yield of 0.8% to 0.9% during the expected term. The following weighted average assumptions were used to value Safeway’s grants through the first 36 weeks of 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 3.83% to 4.09%; and expected dividend yield of 0%-1% during the expected term.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2006 by geographic area is as follows (in millions):

	2006
	U.S.		Canada		Total
Balance–beginning of period	$2,317.8		$84.6		$2,402.4
Adjustments	(1.1	)(1)	2.4	(2)	1.3

Balance–end of period	$2,316.7		$87.0		$2,403.7

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.
(2)	Represents foreign currency translation adjustments in Canada.

NOTE E–FINANCING

Notes and debentures were composed of the following at September 9, 2006 and December 31, 2005 (in millions):

	Sept. 9, 2006	Dec. 31, 2005
Commercial paper	$—	$—
Bank credit agreement, unsecured, weighted average interest rate of 4.37% as of September 9, 2006	103.0	47.5
Other bank borrowings, unsecured	5.9	6.5
Mortgage notes payable, secured	21.0	22.4
9.30% Senior Secured Debentures due 2007	24.3	24.3
6.15% Senior Notes due 2006, unsecured	—	700.0
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	267.5	259.7
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured, interest rate of 5.83% as of September 9, 2006	250.0	—
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	24.2
Other notes payable, unsecured	8.5	10.8

	5,284.4	5,675.4
Less current maturities	(544.5)	(714.2)

Long-term portion	$4,739.9	$4,961.2

Pursuant to a shelf registration filed with the SEC on July 27, 2004 (as amended), Safeway issued $250 million of Floating Rate Notes (the “Notes”) on March 28, 2006. The Notes mature on March 27, 2009. Interest is equal to LIBOR plus 0.35% and will be reset quarterly. The Company pays interest on the Notes quarterly in arrears on each March 27, June 27, September 27 and December 27. The Company may redeem the Notes on any interest payment date that is on or after September 27, 2006, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 15, 2006, the Company amended its credit agreement dated June 1, 2005. The amendment extended the termination date for an additional year to June 1, 2011.

NOTE F–TAXES ON INCOME

As announced on April 10, 2006, Safeway settled a federal income tax refund claim of approximately $318 million. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing. The refund, received in August 2006, consisted of a tax refund of $259.2 million and interest earned on that refund of approximately $97 million. The Company will pay approximately $38 million in income taxes related to the interest earned on the tax refund in the fourth quarter of 2006.

The tax refund of $259.2 million was recorded in the second quarter of 2006 as an increase to additional paid-in capital since the associated tax deductions exceeded the previously recognized book expense. The interest earned, net of tax, reduced income tax expense by $59 million in the second quarter of 2006.

NOTE G–PENSION PLAN

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended Sept. 9, 2006	12 Weeks Ended Sept. 10, 2005	36 Weeks Ended Sept. 9, 2006	36 Weeks Ended Sept. 10, 2005
Estimated return on assets	$(37.0)	$(35.7)	$(112.8)	$(106.9)
Service cost	23.4	25.3	70.1	75.7
Interest cost	25.8	25.9	76.9	77.7
Amortization of prior service cost	5.3	3.9	16.0	11.6
Amortization of unrecognized losses	1.7	7.4	4.9	22.2

Net pension expense	$19.2	$26.8	$55.1	$80.3

Safeway made approximately $22.6 million of contributions to its defined benefit pension plan trusts, including the Retirement Restoration Plan, in the first 36 weeks of 2006. For the remainder of 2006, Safeway currently anticipates contributing approximately $11 million to these trusts.

NOTE H–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., the hearing on the Attorney General’s motion seeking summary judgment on the grounds that the Mutual Strike Assistance Agreement constitutes a per se violation of the Sherman Act, which defendants have opposed, is now set for October 23, 2006. The court has set a trial date of August 21, 2007.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE I–STOCKHOLDERS’ EQUITY

Dividends on Common Stock

Safeway paid a quarterly dividend of $0.05 per common share on January 20, 2006 and April 21, 2006 to stockholders of record as of December 30, 2005 and March 31, 2006, respectively. In May 2006, the Company’s Board of Directors approved a 15% increase in the quarterly dividend from $0.05 to $0.0575 per common share. A cash dividend of $0.0575 per common share was paid on July 7, 2006 to stockholders of record as of June 16, 2006. The dividend payments totaled $70.6 million through the third quarter of fiscal 2006.

In August 2006, Safeway’s Board of Directors declared a quarterly cash dividend of $0.0575 per share, which was paid on October 5, 2006 to stockholders of record as of September 13, 2006. The dividend payment totaled $25.5 million.

Stock Repurchase Program

In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion. Through the end of the third quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $354 million. During the third quarter of 2006, the Company repurchased approximately 2.4 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $71.8 million. The average price per share, excluding commissions, was approximately $29.36. Year-to-date through the third quarter of 2006, Safeway repurchased approximately 8.3 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $211.5 million. The average price per share, excluding commissions, was approximately $25.50. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

12-WEEKS ENDED SEPTEMBER 9, 2006 COMPARED WITH 12-WEEKS ENDED SEPTEMBER 10, 2005 Net income was $173.5 million ($0.39 per diluted share) for the third quarter ended September 9, 2006.

Net income was $122.5 million ($0.27 per diluted share) for the third quarter of 2005. Net income in the third quarter of 2005 was reduced by $0.08 per diluted share due to an impairment charge in Texas and $0.03 per diluted share due to an employee buyout charge in Northern California. Net income in the third quarter of 2005 was increased by $0.06 per diluted share due to the favorable resolution of various tax issues.

SALES AND OTHER REVENUE Total sales increased 5.3% to $9.4 billion in the third quarter of 2006 from $8.9 billion in the third quarter of 2005. Contributions from Lifestyle stores, strong perishable and non-perishable performance and increased fuel sales drove this increase. Identical-store sales increased 5.0% for the third quarter of 2006. Excluding fuel sales, identical-store sales increased 3.7%.

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

Gross profit margin declined 28 basis points to 28.30% of sales in the third quarter of 2006 compared to 28.58% in the third quarter of 2005. Higher fuel sales (which have a lower gross margin) reduced gross profit margin by 19 basis points. The remaining 9 basis point decline is largely the result of investments in price and advertising, partly offset by improvement in shrink.

Vendor allowances totaled $567.9 million for the third quarter of 2006 and $535.4 million for the third quarter of 2005. Vendor allowances totaled $1.7 billion for the first 36 weeks of 2006 and $1.6 billion for the first 36 weeks of 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined to 24.54% of sales in the third quarter of 2006 from 25.90% in 2005.

Operating and administrative expense in 2005 included a $54.7 million pre-tax impairment charge in Texas and a $21.9 million pre-tax employee buyout charge. Excluding these items, operating and administrative expense in 2006 improved 50 basis points. This improvement is primarily due to increased sales and lower employee costs as a percentage of sales.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE Interest expense was $90.0 million in the third quarter of 2006, down slightly from $93.5 million in the third quarter of 2005. Indebtedness was lower in the third quarter of 2006 compared to 2005, while average interest rates were higher.

INCOME TAX EXPENSE Income tax expense was $101.8 million, or 37.0% of pre-tax income, in the third quarter of 2006 compared to 19.4% in the third quarter of 2005.

Safeway’s effective tax rate in 2005 was lower due to $17 million of tax benefits associated with the repatriation of earnings from Safeway’s Canadian subsidiary and to the favorable resolution of various tax issues totaling $10 million. The total benefit of these tax items was $0.06 per diluted share.

36-WEEKS ENDED SEPTEMBER 9, 2006 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 10, 2005 Net income for the first 36 weeks of 2006 was $562.6 million ($1.25 per diluted share) compared to $387.7 million ($0.86 per diluted share) for the first 36 weeks of 2005. The gross profit margin was 28.68% in 2006 compared to 28.84% in 2005. Operating and administrative expense was 24.87% of sales in 2006 compared to 25.67% of sales in 2005.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for Safeway in the fourth quarter of fiscal 2006. Safeway is evaluating the impact of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006. Safeway is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Safeway is continuing to assess the impact of the Interpretation on its financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. Safeway currently presents these taxes on a net basis and has elected not to change its presentation method.

Liquidity and Financial Resources

Net cash flow from operating activities was $1,453.6 million in the first 36 weeks of 2006 compared to $1,287.4 million in the first 36 weeks of 2005, primarily because of higher net income.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $1,097.6 million for the first 36 weeks of 2006 compared to $835.7 million in 2005. The Company incurred higher costs for purchases of land and buildings in the first quarter of 2006. In addition, a portion of the costs associated with the large number of Lifestyle projects completed late in the fourth quarter of 2005 was paid in the first quarter of 2006.

Financing activities used cash flow of $398.0 million in the first 36 weeks of 2006 compared to $386.9 million in 2005. The income tax refund related to prior years’ debt refinancing was offset by pay down of long-term borrowings, stock repurchases and dividends paid.

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

CREDIT AGREEMENT On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA,

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 9, 2006, the Company was in compliance with the covenant requirements. As of September 9, 2006, borrowings totaled $103.0 million and letters of credit totaled $48.3 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,448.7 million as of September 9, 2006.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. Pursuant to this shelf registration, Safeway issued $250 million of Floating Rate Notes (the “Notes”) on March 28, 2006. The Notes mature on March 27, 2009. Interest is equal to LIBOR plus 0.35% and will be reset quarterly. The Company pays interest on the Notes quarterly in arrears on each March 27, June 27, September 27 and December 27, beginning on June 27, 2006. The Company may redeem the Notes on any interest payment date that is on or after September 27, 2006, in whole or in part, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program. As of September 9, 2006, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans or other investing activities.

DIVIDENDS ON COMMON STOCK Safeway paid a quarterly dividend of $0.05 per common share on January 20, 2006 and April 21, 2006 to stockholders of record as of December 30, 2005 and March 31, 2006, respectively. In May 2006, the Company’s Board of Directors approved a 15% increase in the quarterly dividend from $0.05 to $0.0575 per common share. A cash dividend of $0.0575 per common share was paid on July 7, 2006 to stockholders of record as of June 16, 2006. The dividend payments totaled $70.6 million through the third quarter of fiscal 2006.

In August 2006, Safeway’s Board of Directors declared a quarterly cash dividend of $0.0575 per share, which was paid on October 5, 2006 to stockholders of record as of September 13, 2006. The dividend payment totaled $25.5 million.

STOCK REPURCHASE PROGRAM In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion. Through the end of the third quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $354 million. During the third quarter of 2006, the Company repurchased approximately 2.4 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $71.8 million. The average price per share, excluding commissions, was approximately $29.36. Year-to-date through the third quarter of 2006, Safeway repurchased approximately 8.3 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $211.5 million. The average price per share, excluding commissions, was approximately $25.50. The repurchase program has no expiration date but may be terminated by the Board of Directors.

TAX SETTLEMENTS As announced on April 10, 2006, Safeway settled a federal income tax refund claim of approximately $318 million. The settlement relates to Safeway’s claim for refunds in the years 1992 through 1999 for costs associated with debt financing. The refund, received in August 2006, consisted of a tax refund of $259.2 million and interest earned on that refund of approximately $97 million. The Company will pay approximately $38 million in income taxes related to the interest earned on the tax refund in the fourth quarter of 2006.

Safeway has similar claims for refunds of income tax and interest in several states. As of September 9, 2006, the Company expects these state income tax refunds and interest will be approximately $30 million and $12 million, respectively, net of income tax. Collection of these funds may take several years.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditure Program

Safeway invested $1.1 billion in capital expenditures in the first 36 weeks of 2006. The Company opened 9 new Lifestyle stores and completed 149 Lifestyle remodels. For the year, the Company expects to spend approximately $1.65 billion in capital expenditures and open approximately 20 new Lifestyle stores and complete approximately 275 Lifestyle remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “will,” “may,” “continuing,” “on-going,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; the amount and timing of the receipt of income tax refunds and interest thereon; defenses to legal proceedings; obligations arising out of divested operations; sufficiency of liquidity for the foreseeable future; repurchases of common stock; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including consumer spending levels, currency valuations, population, employment and job growth in our markets;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our efforts to revitalize corporate brands;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our programs to improve capital management;

•	Results of any on-going litigation in which we are involved or any litigation in which we may become involved;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

•	Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Legislative, regulatory, tax or judicial developments;

•	The cost and stability of fuel, energy and other power sources;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions;

•	Performance in new business ventures or other opportunities that we pursue;

•	The capital investment in and financial results from our Lifestyle stores;

•	The rate of return on our pension assets; and

•	The availability and terms of financing.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of September 9, 2006, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 9, 2006 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” in the 2005 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., the hearing on the Attorney General’s motion seeking summary judgment on the grounds that the Mutual Strike Assistance Agreement constitutes a per se violation of the Sherman Act, which defendants have opposed, is now set for October 23, 2006. The court has set a trial date of August 21, 2007.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2005 Annual Report on Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2006.

Fiscal period	Total number of shares purchased	Average price paid per share[1]		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 18, 2006 – July 15, 2006	—	$	N/A	—	$425
July 16, 2006 – August 12, 2006	1,379,600		28.35	1,379,600	386
August 13, 2006 – September 9, 2006	1,063,700		30.68	1,063,700	354

TOTAL	2,443,300		$29.36	2,443,300	$354

[1]	Average price per share excludes commissions.
[2]	In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.1 billion, leaving an authorized amount for repurchases of approximately $354 million. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: October 13, 2006	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 13, 2006	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED September 9, 2006

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.