Form 10-K
period 2006-12-30
SAFEWAY INC
filed 2007-02-26
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

(Title of class)

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X  No    .

(Cover continued on following page)

SAFEWAY INC. AND SUBSIDIARIES

(Cover continued from previous page)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2006 was approximately $10.9 billion.

As of February 21, 2007, there were outstanding 440.5 million shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part

Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders (to be held May 16, 2007) to be filed within 120 days after the end of the fiscal year ended December 30, 2006	III

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Safeway Inc. (“Safeway” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company also provides forward-looking statements in other materials which are released to the public as well as oral forward-looking statements. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “on-going,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Annual Report on Form 10-K includes forward-looking statements relating to, among other things, dividend payments on common stock; expansion of product lines; the amount, timing of the receipt and use of state income tax refunds and interest thereon; the utilization of net operating loss carryforwards; efforts to revitalize operations in certain markets; defenses to legal proceedings; the effect of new accounting standards; the timing and volume of repurchases of common stock; pension plan contributions; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Failure to fully realize or delay in realizing growth prospects for new business ventures, including Blackhawk Network Holdings, Inc. (“Blackhawk”);
•	Legislative, regulatory, tax or judicial developments, including with respect to Blackhawk;
•	The cost and stability of fuel, energy and other power sources;
•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;
•	Adverse weather conditions;
•	Performance in new business ventures or other opportunities that we pursue, including Blackhawk;
•	The capital investment in and financial results from our Lifestyle stores;
•	The rate of return on our pension assets; and
•	The availability and terms of financing.

We undertake no obligation to update forward-looking statements to reflect new information, events or developments after the date hereof. For additional information regarding these risks and uncertainties, see “Item 1A. Risk Factors.” These are not intended to be a discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

SAFEWAY INC. AND SUBSIDIARIES

PART I

Item 1.	Business

General    Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc.

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,761 stores at year-end 2006. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities.

In 2006 a subsidiary of Safeway purchased the remaining minority interests in GroceryWorks Holdings, LLC, the parent company of Safeway’s online grocery channel, GroceryWorks.com Operating Company, LLC (“GroceryWorks”). GroceryWorks operates under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 127 food and general merchandise stores in Western Mexico.

Blackhawk, a subsidiary of Safeway, provides third-party gift cards, prepaid cards, and sports and entertainment cards to Safeway, as well as to a broad group of top North American retailers for sale to retail customers. Blackhawk has recently expanded its gift card business to the United Kingdom.

Stores    Safeway’s average store size is approximately 46,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan, and the estimated return on capital invested. Safeway’s primary new store format, called the “Lifestyle” store, is typically 55,000 square feet but can vary depending on the factors stated above. Lifestyle stores showcase the Company’s commitment to quality with an expanded perishables offering. They feature an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambience significantly enhances the shopping experience.

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

The following table summarizes Safeway’s stores by size at year-end 2006:

Square footage	Number of stores	Percent of total

Less than 30,000	251	14%
30,000 to 50,000	758	43
More than 50,000	752	43
Total stores	1,761	100%

SAFEWAY INC. AND SUBSIDIARIES

Store Ownership    At year-end 2006, Safeway owned approximately 40% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

Merchandising    Safeway’s operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high quality products at competitive prices. To provide one-stop shopping for today’s busy shoppers, the Company emphasizes high quality produce and meat and offers many specialty items through its various specialty departments.

Safeway is focused on differentiating its offering with high quality perishables. The Company believes it has developed a reputation for having the best produce in the market, through high quality specifications and precise handling procedures, and for having the most tender and flavorful meat, through the Company’s Rancher’s Reserve Tender Beef offering. In addition, Safeway has developed a variety of new items in the deli/food service department, including Signature sandwiches, soups and salads that provide meal solutions to today’s busy shoppers.

Safeway has continued to develop its premium line of consumer brand products. Hundreds of items have been developed since 1993 under the “Safeway SELECT” banner. The award-winning Safeway SELECT line is designed to offer premium quality products that the Company believes are equal or superior in quality to comparable best-selling, nationally advertised brands, or are unique to the category and not available from national brand manufacturers.

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

Other Safeway brands include the Lucerne line of dairy products; Primo Taglio line of meats and cheeses; and Signature brand soups, sandwiches and salads.

In late 2005, Safeway unveiled the line of O ORGANICS food and beverage products sold exclusively at Safeway. Everything in the O ORGANICS line, which includes nearly 200 items, comes from certified organic growers or processors and is USDA-certified organic. The O ORGANICS line includes, among other products: milk, chicken, salads, juices and entrees. Further expansion of the line is expected in 2007.

Priority, a line of pet foods and pet care products, and Basic Red, value-priced paper goods, were introduced in 2006.

Manufacturing and Wholesale    The principal function of manufacturing operations is to purchase, manufacture and process private label merchandise sold in stores operated by Safeway. As measured by sales dollars, approximately 22% of Safeway’s private label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private label products to independent grocery stores and institutional customers.

SAFEWAY INC. AND SUBSIDIARIES

Safeway operated the following manufacturing and processing facilities at year-end 2006:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	-	2
Soft drink bottling plants	4	-
Fruit and vegetable processing plants	1	3
Pet food plant	1	-
Total	20	12

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

Capital Expenditure Program    A key component of the Company’s long-term growth strategy is its capital expenditure program. The Company’s capital expenditure program funds, among other things, new stores, remodels, manufacturing plants, distribution facilities and information technology advances. Over the last several years, Safeway’s management has continued to strengthen its program to select and approve new capital investments.

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2006	2005	2004	2003	2002

Total stores at beginning of year	1,775	1,802	1,817	1,808	1,773

Stores opened:
New	7	11	22	22	51
Replacement	10	10	11	18	24
	17	21	33	40	75

Stores closed	31	48	48	31	40
Total stores at year end	1,761	1,775	1,802	1,817	1,808

Remodels completed (1): Lifestyle remodels	276	293	92	19	–
Other remodels	8	22	23	56	203
	284	315	115	75	203

Number of fuel stations at year end	340	314	311	270	214
Total retail square footage at year end (in millions)	80.8	81.0	82.1	82.6	81.5

Cash capital expenditures (2)	$1,674.2	$1,383.5	$1,212.5	$935.8	$1,467.4
Cash capital expenditures as a percentage of sales and other revenue	4.2%	3.6%	3.4%	2.6%	4.2%

(1)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.
(2)	Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

During 2006 Safeway invested $1.67 billion in cash capital expenditures. The Company opened 17 new Lifestyle stores, remodeled 276 stores to the Lifestyle format and closed 31 stores. The Company also completed eight other remodels. In 2007 the Company expects to spend approximately $1.7 billion in cash capital expenditures and open approximately 25 new Lifestyle stores while completing some 275 Lifestyle remodels. At year-end 2006, 43% of Safeway’s store base was in the Lifestyle format, and the Company expects to have approximately 60% in this format by the end of 2007. By the end of 2009, the Company expects that the Lifestyle rollout will be largely complete.

Financial Information about Segments    Note L to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments.

Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 450 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS, Lucerne, Primo Taglio, Eating Right, Basic Red and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randall’s, Tom Thumb, Genuardi’s and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewable so long as it is in continued use in commerce.

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway also has invested significantly in “Safeway” both as a trade name and a trademark and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada more than 175 trademarks, most of which replicate trademarks owned in the United States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks “Macdonalds Consolidated” and “Family Foods” in connection with wholesale distribution of merchandise to independent grocers. In Canada each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

Working Capital    At year-end 2006, working capital consisted of $3.6 billion in current assets and $4.6 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the cash, less commissions, to the card partners early in the first quarter of the following year.

Competition    Food retailing is intensely competitive. The number of competitors and the amount of competition experienced by Safeway’s stores varies by market area. The principal competitive factors that affect the Company’s business are location, quality, service, price and consumer loyalty to other brands and stores.

Local, regional and national food chains, as well as independent food stores, comprise the Company’s principal competition. Safeway also faces substantial competition from dollar stores, convenience stores, liquor retailers, restaurants, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in the Company’s markets.

Raw Materials    Various agricultural commodities constitute the principal raw materials used by the Company in the manufacture of its food products. Management believes that raw materials for its products are not in short supply, and all are readily available from a wide variety of independent suppliers.

SAFEWAY INC. AND SUBSIDIARIES

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

Employees    At year-end 2006, Safeway had more than 207,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2006 contracts covering approximately 6,000 employees were ratified. The United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 4,700 employees, primarily in the Company’s Northern California, Denver and Seattle divisions’ stores, were ratified.

Other Labor Matters    On October 11, 2003, seven UFCW locals struck the Company’s 289 stores in Southern California. As a result, pursuant to the terms of a multi-employer bargaining arrangement, Kroger and Albertson’s locked out certain of their retail union employees in Southern California food stores. An agreement ending the strike was ratified by the union locals on February 28, 2004. Employees returned to work beginning March 5, 2004. Safeway estimates the overall cost of the strike and its residual effects reduced 2004 earnings by $412.2 million before taxes ($0.57 per diluted share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike, at strike-affected stores. The estimate also includes the Company’s benefit under an agreement with Kroger and Albertson’s that arose out of the multi-employer bargaining process in Southern California.

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

Competitive Industry Conditions    We face intense competition from traditional grocery retailers, non-traditional competitors such as supercenters and club stores, as well as from specialty supermarkets, drug stores, dollar stores, convenience stores and restaurants. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

Our ability to attract customers is dependent, in large part, upon a combination of price, quality, product mix, brand recognition, store location, in-store marketing and design, promotional strategies and continued growth into new markets. In each of these areas, traditional and non-traditional competitors compete with us and may successfully

SAFEWAY INC. AND SUBSIDIARIES

attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect our profitability. We cannot assure that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain non-traditional competitors into the grocery retailing business.

Because we face intense competition, we must anticipate and quickly respond to changing consumer demands more effectively than our competitors. We must achieve and maintain favorable recognition of our unique and exclusive private-label brands, effectively market our products to consumers in several diverse market segments, competitively price our products, and maintain and enhance a perception of value for consumers. Finally, we must source and market our merchandise efficiently and creatively. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results.

We are a party to approximately 400 collective bargaining agreements, of which 85 are scheduled to expire in 2007. These expiring agreements cover approximately 37% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

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

Opening and Remodeling Stores    Our inability to open and remodel stores as planned could have a material adverse effect on our results. In 2007 we anticipate opening approximately 25 Lifestyle stores while completing approximately 275 Lifestyle remodels. If, as a result of labor relations issues, supply issues or environmental and real estate delays, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

The Growth of Blackhawk    Blackhawk’s business, financial condition, results of operations and prospects are subject to certain risks and uncertainties. Consequently, actual results could differ materially from Blackhawk’s targeted earnings growth. There is no assurance that Blackhawk will continue to grow at the same rate as it has in the past. Some of the specific risks and uncertainties include, but are not limited to, the following:

•	Blackhawk faces competition from other companies that may introduce new products that compete with products offered by Blackhawk. This could limit Blackhawk’s future growth;
•	Blackhawk is substantially dependent on the continuous operation and security of its information technology applications and infrastructure;
•	Blackhawk is substantially dependent on its management team, and the loss of any key member of management could impede Blackhawk from executing its business strategy;
•

A significant portion of Blackhawk’s revenues and net earnings is realized during the last several weeks of the calendar year and are related to consumer gift purchases. A reduction in consumer spending for gifts,

SAFEWAY INC. AND SUBSIDIARIES

operational issues that result in limitations on gift cards available for sale in Blackhawk’s distribution channels, or other factors that contribute to a shortfall in sales during this period could have an adverse effect on the Company’s consolidated results of operations and financial condition;

•	Blackhawk’s business depends on its ability to negotiate contract renewals with its key partners;
•	Blackhawk has begun to expand internationally, and it may find a different business or competitive environment in markets outside the U.S. that could adversely affect its profitability; and
•	Blackhawk’s prospects could be adversely affected as a result of regulatory changes affecting the sales of gift cards or other products that Blackhawk sells or plans to sell in the future.

Food Safety, Quality and Health Concerns    We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims and a loss of consumer confidence, which could have a material adverse effect on our sales and operations.

Economic Conditions that Impact Consumer Spending    Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect our growth and profitability.

Unfavorable Changes in Government Regulation    Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices that affect our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages, and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 30, 2006, we had approximately $5.9 billion in total consolidated debt outstanding. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt, we may be required to: dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business; place ourselves at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as the higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by changes in the interest rate environment, changes in our credit rating, fluctuations in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. Expenses from defined benefit pension plans may be significantly affected by changes in the actual return on plan assets and actuarial assumptions.

SAFEWAY INC. AND SUBSIDIARIES

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $253.8 million, $234.5 million and $196.8 million to these plans in 2006, 2005 and 2004, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, contributions to these plans may continue to increase. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multi-employer pension legislation passed in 2006 may impact the funds in which we participate, which may have an impact on future pension contributions.

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

Insurance Plan Claims    We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property insurance, director and officers’ liability insurance, and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

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

Impairment of Goodwill and Long-Lived Assets    On our balance sheet, we have $2.4 billion of goodwill subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at specific stores or divisions could result in impairment charges on goodwill and/or long-lived assets. We have incurred significant impairment charges to earnings in the past for goodwill and long-lived assets.

Information Technology Risks    The Company has large, complex information technology systems that are important to business operations. The Company could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in business operations.

SAFEWAY INC. AND SUBSIDIARIES

Despite the Company’s considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated, or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

Changes in Accounting Standards    Financial statements are prepared in accordance with accounting principles generally accepted in the United States. They are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret accounting standards. For many aspects of our business, such as workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies, these standards and their interpretations require management’s most difficult, subjective or complex judgments. A change from current accounting standards could have a significant effect on the Company’s results of operations.

Energy and Fuel    Safeway’s operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store and transport products. Energy and fuel costs have experienced volatility over time. To reduce the impact of volatile energy costs, the Company has entered into contracts to purchase electricity and natural gas at fixed prices to satisfy a portion of its energy needs. This is discussed further in Part II, Item 7 of this report under the caption “Energy Contracts.”

Safeway also sells fuel. Significant increases in wholesale fuel costs could result in retail price increases and in lower gross profit on fuel sales. Additionally, consumer demand for fuel may decline if retail prices increase. Such volatility and the impact to our operations and financial results are difficult to predict.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this item is set forth in Part I, Item 1 of this report.

Item 3.	Legal Proceedings

Information about legal proceedings appears under the caption “Legal Matters” in Note K to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2006.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of February 21, 2007 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company		Year first elected
Held at February 21, 2007	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	57	1992	1993

Brian C. Cornell (1) Executive Vice President and Chief Marketing Officer	47	2004	2004

Robert L. Edwards (2) Executive Vice President and Chief Financial Officer	51	2004	2004

Bruce L. Everette (3) Executive Vice President Retail Operations	55	1991	2001

Larree M. Renda Executive Vice President Chief Strategist and Administrative Officer	48	1991	1999

David F. Bond (4) Senior Vice President Finance and Control	53	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	54	1994	1994

Robert A. Gordon (5) Senior Vice President Secretary and General Counsel Chief Governance Officer	55	1999	2000

Melissa C. Plaisance (6) Senior Vice President Finance and Investor Relations	47	2004	2004

Kenneth M. Shachmut Senior Vice President Reengineering and Marketing Analysis	58	1994	1999

David R. Stern (7) Senior Vice President Planning and Business Development	52	1994	2002

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company		Year first elected
Held at February 21, 2007	Age	Officer	Present office
Jerry Tidwell (8) Senior Vice President Supply Operations	55	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	54	1991	1991

(1)	Brian C. Cornell was named Executive Vice President and Chief Marketing Officer of the Company in April 2004. Prior to joining Safeway, he was President of Pepsi Cola North America’s (“PCNA”) Food Services Division and Senior Vice President (“SVP”) of Sales for PCNA, a role he assumed in March 2003. Prior to joining PCNA, Mr. Cornell was Regional President of PepsiCo Beverages International’s European business, with the additional responsibility as SVP Non Carb Beverage Marketing. Mr. Cornell joined PepsiCo, Inc. when it acquired Tropicana from the Seagram Company in 1998. Mr. Cornell serves as a director, a member of the Audit Committee and a member of the Governance and Nominating Committee of OfficeMax.

(2)	Robert L. Edwards was appointed as Executive Vice President and Chief Financial Officer of the Company in March 2004. Prior to that, he was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was, from 1998 to August 2003, an officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, where for most of that period he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He is a director of Casa Ley, in which Safeway has a 49% ownership interest. In December 2006, Mr. Edwards was elected to the board of directors of Spansion, a provider of Flash memory solutions, where he serves on the Audit and Compensation committees.

(3)	Bruce L. Everette has been an Executive Vice President of Safeway Inc. since December 2001. While serving in that position, he was also President of Dominick’s Finer Foods, LLC, a subsidiary of Safeway, from October 2004 through November 2005. He held the positions of President and Division Manager, Northern California Division of Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.

(4)	David F. Bond has been Senior Vice President, Finance and Control, of Safeway since July 1997. In this capacity, he also serves as the Company’s Chief Accounting Officer. Prior to joining Safeway, he was a partner with Deloitte & Touche LLP from June 1988 to July 1997.

(5)	Robert A. Gordon has been a Senior Vice President since May 1999 and General Counsel since June 2000. In September 2005, he also became Secretary. He was Deputy General Counsel from May 1999 to June 2000.

(6)	Melissa C. Plaisance was Senior Vice President, Finance and Public Affairs, of Safeway Inc. from 1995 through 2000, and Senior Vice President, Finance and Investor Relations from 2000 to December 2003. She returned to Safeway in her current position in October 2004 from Del Monte Foods Company, where she had held the position of Senior Vice President, Finance and Corporate Communications, since January 2004.

(7)	David R. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway from December 1994 until his election to Senior Vice President in 2002.

(8)	Jerry Tidwell held the position of Vice President of Milk and Beverage Manufacturing from 2001 to 2003 and director of the grocery business unit from 2000 to 2001. Mr. Tidwell joined Safeway in 1998 after a 24-year career with the Pepsi Cola Company.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. The following table presents quarterly high and low sales prices, as well as dividends declared per common share, for the Company’s common stock.

Fiscal Year 2006:	Low	High	Dividends declared
Quarter 1 (12 weeks)	$22.23	$25.70	$0.05
Quarter 2 (12 weeks)	22.85	25.72	0.0575
Quarter 3 (12 weeks)	24.00	31.42	0.0575
Quarter 4 (16 weeks)	27.41	35.61	0.0575

Fiscal Year 2005:
Quarter 1 (12 weeks)	$17.85	$20.09	$–
Quarter 2 (12 weeks)	18.15	24.95	0.05
Quarter 3 (12 weeks)	22.44	25.40	0.05
Quarter 4 (16 weeks)	21.67	26.46	0.05

There were 18,436 stockholders of record as of February 21, 2007; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $36.96 at the close of business on February 21, 2007.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table contains information for shares repurchased during the fourth quarter of 2006.

Fiscal period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
September 10, 2006 – October 7, 2006	–	–	–	$ 353.6

October 8, 2006 – November 4, 2006	3,689,100	$28.84	3,689,100	247.2

November 5, 2006 – December 2, 2006	–	–	–	247.2

December 3, 2006 – December 30, 2006	41,307	33.09	–	747.2
Total	3,730,407	$28.89	3,689,100	$ 747.2

(1) Includes 41,307 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2) Average price per share excludes commissions. Average price per share, excluding the withheld restricted shares referred to in footnote 1 above, was $28.84.

(3) In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. In December 2006, the Board of Directors increased the total authorized level of the stock repurchase program to $4.0 billion. From the initiation of the repurchase program in 1999 through the end of fiscal 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.3 billion, leaving an authorized amount for repurchases of $747.2 million. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2001 fiscal year to the end of its 2006 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

(*) The peer group consists of The Great Atlantic & Pacific Tea Company, Inc. and The Kroger Co.

The performance graph above is being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2006(1)	52 Weeks 2005(1)	52 Weeks 2004	53 Weeks 2003	52 Weeks 2002
Results of Operations

Sales and other revenue	$40,185.0	$38,416.0	$35,822.9	$35,727.2	$34,917.2
Gross profit	11,581.0	11,112.9	10,595.3	10,724.2	10,996.4
Operating and administrative expense	(9,981.2)	(9,898.2)	(9,422.5)	(9,421.2)	(8,760.8)
Goodwill impairment charges	–	–	–	(729.1)	(1,288.0)
Operating profit	1,599.8	1,214.7	1,172.8	573.9	947.6
Interest expense	(396.1)	(402.6)	(411.2)	(442.4)	(430.8)
Other income, net	36.3	36.9	32.3	9.6	15.5
Income before income taxes and cumulative effect of accounting change	1,240.0	849.0	793.9	141.1	532.3
Income taxes	(369.4)	(287.9)	(233.7)	(310.9)	(660.4)
Income (loss) before cumulative effect of accounting change	870.6	561.1	560.2	(169.8)	(128.1)
Cumulative effect of accounting change (2)	–	–	–	–	(700.0)
Net income (loss)	$870.6	$561.1	$560.2	$(169.8)	$(828.1)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$1.96	$1.25	$1.26	$(0.38)	$(0.27)
Cumulative effect of accounting change (2)	–	–	–	–	(1.50)
Net income (loss)	$1.96	$1.25	$1.26	$(0.38)	$(1.77)

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$1.94	$1.25	$1.25	$(0.38)	$(0.27)
Cumulative effect of accounting change (2)	–	–	–	–	(1.50)
Net income (loss)	$1.94	$1.25	$1.25	$(0.38)	$(1.77)

Cash dividends declared per common share (3)	$0.2225	$0.15	$–	$–	$–

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2006 (1)	52 Weeks 2005 (1)	52 Weeks 2004	53 Weeks 2003	52 Weeks 2002
Financial Statistics
Comparable-store sales increases (decreases) (4)	4.4%	5.9%	0.9%	(2.4%)	(0.7%)
Identical-store sales increases (decreases) (4)	4.1%	5.8%	0.3%	(2.8%)	(1.7%)
Identical-store sales increases (decreases) excluding fuel (4)	3.3%	4.3%	(1.3%)	(4.5%)	(2.4%)
Gross profit margin	28.82%	28.93%	29.58%	30.02%	31.49%
Operating & administrative expense as a percentage of sales (5)	24.84%	25.77%	26.30%	26.37%	25.09%
Operating profit as a percentage of sales	4.0%	3.2%	3.3%	1.6%	2.7%
Cash capital expenditures	$1,674.2	$1,383.5	$1,212.5	$935.8	$1,467.4
Depreciation & amortization	991.4	932.7	894.6	863.6	888.3
Total assets	16,273.8	15,756.9	15,377.4	15,096.7	16,047.2
Total debt	5,868.1	6,358.6	6,763.4	7,822.3	8,435.6
Total stockholders’ equity	5,666.9	4,919.7	4,306.9	3,644.3	3,627.5
Weighted average shares outstanding – basic (in millions)	444.9	447.9	445.6	441.9	467.3
Weighted average shares outstanding – diluted (in millions)	447.8	449.8	449.1	441.9	467.3
Other Statistics
Stores opened during the year	17	21	33	40	75
Stores closed during the year	31	48	48	31	40
Total stores at year end	1,761	1,775	1,802	1,817	1,808

Remodels completed (6)
Lifestyle remodels	276	293	92	19	–
Other remodels	8	22	23	56	203
Total remodels completed	284	315	115	75	203

Total retail square footage at year end (in millions)	80.8	81.0	82.1	82.6	81.5

(1)	2006 and 2005 include stock-based compensation expense of $51.2 million ($0.07 per diluted share) and $59.7 million ($0.08 per diluted share), respectively. For additional information, see the caption “Stock-Based Employee Compensation” in Note A and the caption “Additional Stock Plan Information” in Note G to the consolidated financial statements set forth in Part II, Item 8 of this report.
(2)	Safeway recorded a $700 million charge in 2002 for the cumulative effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”
(3)	No common stock dividends were declared prior to the second quarter of 2005.
(4)	Defined as stores operating the same period in both the current year and the previous year. Comparable stores include replacement stores while identical stores do not. 2005 sales increase includes an estimated 130-basis-point improvement in comparable-store sales and an estimated 140-basis-point improvement in identical-store sales due to the impact of the Southern California strike which ended in the first quarter of 2004. 2004 sales increase includes an estimated reduction of 60 basis points due to the impact of this strike. 2003 sales decrease includes the estimated 240-basis-point impact of the Southern California strike.
(5)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.
(6)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway reported net income of $870.6 million ($1.94 per diluted share) in 2006, net income of $561.1 million ($1.25 per diluted share) in 2005 and net income of $560.2 million ($1.25 per diluted share) in 2004. Results in fiscal 2006 were affected by a $62.6 million reduction of income tax expense which is described in this report under the caption “Income Taxes.” Results in fiscal 2005 and fiscal 2004 were significantly affected by a strike in Southern California, asset impairments, store exit activities and other unusual charges described below.

(pre-tax, in millions)	2006	2005	2004
Strike impact	–	–	$412.2

Dominick’s store exit activities (1)	–	–	45.7

Randall’s (1):
Store exit activities	–	$55.5	–
Impairment of long-lived assets	–	54.7	–

Other charges (1):
Employee buyouts, severance costs and other related costs	–	59.4	–
Northern California health and welfare contribution	–	–	31.1
Accrual for rent holidays	–	–	10.6

(1)	Included in operating and administrative expense.

Strike Impact    On October 11, 2003, seven UFCW union locals struck the Company’s 289 stores in Southern California. As a result, pursuant to the terms of a multi-employer bargaining arrangement, Kroger and Albertson’s locked out certain of their retail union employees in Southern California food stores. An agreement ending the strike was ratified by the union on February 28, 2004. Employees returned to work beginning March 5, 2004. Safeway estimates the overall cost of the strike and its residual effects reduced 2004 earnings by $412.2 million before taxes ($0.57 per diluted share). Safeway estimated the impact of the strike by comparing internal forecasts immediately before the strike with actual results during and after the strike, at strike-affected stores. The estimate also includes the Company’s benefit under an agreement with Kroger and Albertson’s that arises out of the multi-employer bargaining process in Southern California.

Dominick’s    In the first quarter of 2004, Safeway closed 12 under-performing Dominick’s stores, which resulted in a store-lease exit charge of $45.7 million ($0.06 per diluted share).

Dominick’s incurred operating losses and declining sales in each of the last three fiscal years. In February 2007, the Company announced a strategic plan to revitalize its operations at Dominick’s. This plan includes remodeling 20 stores to the Lifestyle format, new store development and closing 14 under-performing stores in 2007. While management believes this strategy will improve sales and profitability, there can be no assurance that Dominick’s will achieve satisfactory operating results in the future.

Randall’s    In the third quarter of 2005, the Company announced a plan to revitalize the Texas market which included the closure of 26 under-performing stores, a focused Lifestyle remodel program and the introduction of proprietary products. This resulted in a pre-tax, long-lived asset impairment charge of $54.7 million ($0.08 per diluted share). In the fourth quarter of 2005, Safeway recorded $55.5 million pre-tax ($0.07 per diluted share) in store exit activities for these stores.

Other Charges    In 2005 the Company incurred $59.4 million before tax ($0.08 per diluted share) in employee buyout charges, severance and related costs, relating primarily to Dominick’s and Northern California.

SAFEWAY INC. AND SUBSIDIARIES

In 2004 Safeway was notified that it was required to contribute an additional $31.1 million before tax ($0.04 per diluted share) during the year to two Northern California multi-employer health and welfare plans for its share of funding deficits.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its view regarding certain lease-related accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, Safeway determined that its then-current method of accounting for rent holidays was not in accordance with GAAP. Historically, the Company recognized rent expense on a straight-line basis beginning at the first rent payment. The Company now recognizes rent expense on a straight-line basis when it takes possession and control of the property. Safeway recorded a $10.6 million before-tax charge ($0.01 per diluted share) in 2004 to correct this error. However, most of the adjustment was accumulated over many years.

Sales    Total sales increased 4.6% to $40.2 billion in 2006 from $38.4 billion in 2005 primarily because of Safeway’s marketing strategy, Lifestyle store execution and increased fuel sales.

Same-store sales increases for 2006 were as follows:

	Comparable-store sales (includes replacement stores)	Identical-store sales (excludes replacement stores)
Including fuel	4.4%	4.1%
Excluding fuel	3.5%	3.3%

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

In 2004 total sales increased only slightly to $35.8 billion from $35.7 billion in 2003, primarily because of the Southern California strike and because fiscal 2004 had one fewer week than fiscal 2003.

Same-store sales increases (decreases) for 2004 were as follows:

	Comparable-store sales (includes replacement stores)	Identical-store sales (excludes replacement stores)
Including fuel:
Excluding strike-affected stores	1.5%	0.9%
Including strike-affected stores	0.9%	0.3%
Excluding fuel:
Excluding strike-affected stores	(0.2%)	(0.8%)
Including strike-affected stores	(0.7%)	(1.3%)

SAFEWAY INC. AND SUBSIDIARIES

Gross Profit    Gross profit represents the portion of sales revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs, and other costs associated with Safeway’s distribution network. Advertising and promotional expenses are also a component of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold.

Gross profit margin was 28.82% of sales in 2006, 28.93% in 2005, and 29.58% in 2004.

Gross profit decreased 11 basis points to 28.82% of sales in 2006 from 28.93% of sales in 2005. Higher fuel sales reduced gross profit by 28 basis points. Excluding fuel, gross profit increased 17 basis points primarily because of improved shrink, benefits from product-sourcing initiatives and improved product mix, partly offset by investments in price and increased advertising expense.

The gross profit margin decreased 65 basis points to 28.93% of sales in 2005 from 29.58% in 2004. Higher fuel sales reduced gross profit by 39 basis points. The remaining decline is due to grand openings of Lifestyle stores, investment in price, increased advertising expense and higher energy costs.

Gross profit declined 44 basis points in 2004. The strike in Southern California reduced gross profit by an estimated 41 basis points, and higher fuel sales reduced gross profit by 40 basis points. These decreases were offset somewhat by a 17-basis-point increase, primarily the result of targeted pricing and promotion.

Vendor allowances totaled $2.5 billion in 2006, $2.4 billion in 2005 and $2.2 billion in 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up approximately three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

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

Operating and administrative expense was 24.84% of sales in 2006 compared to 25.77% in 2005 and 26.30% in 2004.

Operating and administrative expense decreased 93 basis points to 24.84% of sales in 2006 from 25.77% of sales in 2005. The store exit activities and employee buyouts in 2005 reduced operating and administrative expense by 44 basis points. Higher fuel sales in 2006 reduced operating and administrative expense by 13 basis points. The remaining decline is primarily the result of increased sales and reduced costs as a percentage of sales from store labor, workers’ compensation and pension expense.

Operating and administrative expense decreased 53 basis points in 2005 to 25.77% of sales from 26.30% in 2004. The significant pre-tax charges discussed above (impairment of long-lived assets, store exit activities and employee buyouts in 2005 combined with store exit activities, health and welfare contributions and the accrual for rent holidays in 2004) increased operating and administrative expense, as a percentage of sales, by 20 basis points. Stock option

SAFEWAY INC. AND SUBSIDIARIES

expense, labor costs associated with the grand opening of Lifestyle stores and higher energy costs also increased operating and administrative expense, as a percentage of sales. These items were more than offset by restructured labor agreements, increased fuel sales and reduced workers’ compensation costs.

Operating and administrative expense decreased seven basis points in 2004. Lower impairment charges reduced operating and administrative expense as a percentage of sales by 77 basis points, and higher fuel sales reduced operating and administrative expense by 39 basis points. These improvements were offset by a 22-basis-point increase from the strike in Southern California and 87 basis points due to higher wages, benefits and occupancy expense.

Interest Expense    Interest expense was $396.1 million in 2006, compared to $402.6 million in 2005 and $411.2 million in 2004. Interest expense decreased in 2006 and 2005 primarily due to lower average borrowings, partially offset by a higher average interest rate. Interest expense also decreased in 2004, primarily due to lower average borrowings in 2004 compared to 2003.

Other Income    Other income consists of interest income, minority interest in a consolidated affiliate and equity in earnings from Safeway’s unconsolidated affiliates. Interest income was $11.1 million in 2006, $12.7 million in 2005 and $9.7 million in 2004. Equity in earnings of unconsolidated affiliates was income of $21.1 million in 2006, $15.8 million in 2005 and $12.6 million in 2004.

Income Taxes    The Company’s effective tax rates for 2006, 2005 and 2004 were 29.8%, 33.9% and 29.4%, respectively. The effective tax rate for 2006 includes a benefit of $62.6 million related to interest, net of income tax, on federal and state income tax refunds, and various other favorable items. Further description of the federal and state refunds is provided below. The effective tax rate for 2005 included a tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and a tax benefit from the favorable resolution of certain tax issues. In 2004 the effective tax rate included benefits related to tax law changes and the resolution of certain tax issues.

On April 10, 2006, Safeway announced that it had settled federal income tax refund claims for the years 1992 through 1999 for costs associated with debt financing. The federal refund consisted of a tax refund of $259.2 million and interest, net of income tax, of $60.8 million. The state income tax refunds received in 2006 consisted of $3.1 million of state tax and $1.8 million of state interest, net of income tax. The federal and state tax refunds of $259.2 million and $3.1 million were recorded in 2006 as an increase to additional paid-in capital since the tax deductions associated with the debt financing exceeded the previously recognized book expense.

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

Workers’ Compensation    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liability, as determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk-free interest rate. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A 25-basis-point increase in the Company’s discount rate would reduce its liability by approximately $4.5 million.

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

Employee Benefit Plans    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required.

The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note I to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and recorded obligation in such future periods. While Safeway believes its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other postretirement obligations and its future expense.

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate used to determine 2006 pension expense was 5.7%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2006 the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended December 30, 2006, the average rate of return was approximately 10% for U.S. and 9% for Canadian pension assets.

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	-	$16.6/(16.6)	-	$2.7/(2.7)
Discount rate	+/-1.0 pt	$122.4/(133.0)	$(3.3)/(24.8)	$51.8/(60.0)	$6.5/(7.3)

Cash contributions, primarily in Canada, to the Company’s pension plans are expected to total approximately $31.8 million in 2007 and totaled $33.1 million in 2006, $22.4 million in 2005 and $19.0 million in 2004. Safeway expects to fund future contributions to the Company’s pension plans with cash flow from operations.

Stock-Based Employee Compensation    Safeway elected to early adopt SFAS No. 123R in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair

SAFEWAY INC. AND SUBSIDIARIES

value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as a risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Goodwill    Safeway accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, Safeway tests for goodwill annually using a two-step approach with extensive use of accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions and definitions could produce significantly different results. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value is determined by an independent third-party appraiser who primarily used the discounted cash flow method and the guideline company method.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $2,175.0 million in 2006, $1,881.0 million in 2005 and $2,226.4 million in 2004. Net cash flow from operating activities increased to $2,175.0 million in 2006 compared to $1,881.0 million in 2005 primarily because of higher net income. Net cash flow from operating activities decreased in 2005 primarily because working capital contributed to cash flow at a lower level than in 2004. Net cash flow from operating activities increased in 2004 largely due to increased net income and contributions from working capital.

Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. The sale of gift cards increased cash flow from operating activities by $71.1 million in 2006 and $48.2 million in 2005.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, increased to $1,734.7 million in 2006 from $1,313.5 million in 2005 and $1,070.3 million in 2004.

Capital expenditures increased in 2006, 2005 and 2004 as the Company focused on remodeling its existing stores under its Lifestyle store format. In 2006 Safeway opened 17 new Lifestyle stores and completed 276 Lifestyle store remodels. Safeway also completed eight other remodels. In 2005 the Company opened 21 new Lifestyle stores and completed 293 Lifestyle store remodels. The Company also completed 22 other remodels. In 2004 Safeway opened 32 new Lifestyle stores, completed 92 Lifestyle remodels and also completed another 23 remodels. In 2007 Safeway expects to spend approximately $1.7 billion in cash capital expenditures, open approximately 25 new Lifestyle stores and complete approximately 275 Lifestyle remodels.

Net cash flow used by financing activities was $596.3 million in 2006, $466.9 million in 2005 and $1,077.6 million in 2004. Safeway paid down $493.1 million of debt in 2006 compared to $444.9 million in 2005 and paid $96.0 million of dividends in 2006 compared to $44.9 million in 2005. The repurchase of $318.0 million of common stock in 2006 was offset by the $262.3 million income tax refund related to prior years’ debt financing and $45.4 million of proceeds from the exercise of stock options. Cash used by financing activities in 2004 consisted principally of cash used to pay down debt.

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

SAFEWAY INC. AND SUBSIDIARIES

the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreement.

Bank Credit Agreement    On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. On June 15, 2006, the Company amended the Credit Agreement to extend the termination date for an additional year to June 1, 2011. The Credit Agreement, as amended, provides (1) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (2) to Safeway and Canada Safeway Limited, a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (3) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. As of December 30, 2006, outstanding borrowings and letters of credit were $52.3 million and $44.7 million, respectively, under this agreement. Total unused borrowing capacity under the Credit Agreement was $1,502.9 million as of December 30, 2006. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 30, 2006, the Company was in compliance with the covenant requirements. The computation of Adjusted EBITDA, as defined by the Credit Agreement, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on Safeway’s ability to borrow under the Credit Agreement. Adjusted EBITDA should not be considered as an alternative to net income or cash flow from operating activities (which are determined in accordance with GAAP) as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA (dollars in millions).

52 weeks 2006
Adjusted EBITDA:
Net income	$870.6
Add (subtract):
Income taxes	369.4
LIFO expense	1.2
Interest expense	396.1
Depreciation	991.4
Stock option expense	51.2
Property impairment charges	39.2
Equity in earnings of unconsolidated affiliates	(21.1)
Total Adjusted EBITDA	$2,698.0
Adjusted EBITDA as a multiple of interest expense	6.81x
Total debt at year-end 2006	$5,868.1
Less cash and equivalents in excess of $75.0 at December 30, 2006	(141.6)
Adjusted Debt	$5,726.5
Adjusted Debt to Adjusted EBITDA	2.12x

Shelf Registration    In 2004 the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of December 30, 2006, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans or other investing activities.

SAFEWAY INC. AND SUBSIDIARIES

Dividends on Common Stock    Safeway paid a quarterly dividend of $0.05 per common share on January 20, 2006 and April 21, 2006 to stockholders of record as of December 30, 2005 and March 31, 2006, respectively. In May 2006, the Company’s Board of Directors approved a 15% increase in the quarterly dividend from $0.05 to $0.0575 per common share. A cash dividend of $0.0575 per common share was paid on July 7, 2006, October 5, 2006 and January 19, 2007 to stockholders of record as of June 16, 2006, September 13, 2006 and December 29, 2006, respectively. The dividend payments totaled $121.3 million, of which $96.0 million occurred in 2006.

Safeway paid a quarterly dividend of $0.05 per common share on July 7, 2005 and September 28, 2005 to stockholders of record as of June 16, 2005 and September 7, 2005, respectively. The dividend payments totaled $44.9 million.

Stock Repurchase Program    In July 2002, the Company announced that its Board of Directors had increased the authorized level of its stock repurchase program to $3.5 billion from the previously announced level of $2.5 billion. In December 2006, the Board of Directors increased the total authorized level of the stock repurchase program to $4.0 billion. From the initiation of the repurchase program in 1999 through the end of fiscal 2006, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.3 billion, leaving an authorized amount for repurchases of $747.2 million. During fiscal 2006, the Company repurchased 12.0 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $318.0 million. The average price per share, excluding commissions, was $26.53. The timing and volume of future repurchases will depend on market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

Tax Settlements    As announced on April 10, 2006, Safeway settled a federal income tax refund claim for the years 1992 through 1999 for costs associated with debt financing. The federal refund received in 2006 consisted of a tax refund of $259.2 million and interest, net of tax, earned on that refund of $60.8 million. Safeway received state income tax refunds in 2006 of $3.1 million and state interest refunds of $1.8 million, net of tax.

Safeway has outstanding claims for refunds of income tax and interest related to this same matter in several states. As of December 30, 2006, the Company expects these state income tax and interest refunds will be approximately $27 million and $10 million, respectively, net of tax. Collection of these funds may take several years.

Credit Ratings    On June 29, 2005, S&P lowered its long-term credit rating on the Company to BBB- (with a stable outlook) from BBB. Moody’s Investors Service and Fitch ratings remained unchanged at Baa2 and BBB, respectively (both with a negative outlook). On October 24, 2006, Fitch affirmed Safeway’s BBB rating and revised its outlook to stable from negative. Safeway’s ability to borrow under the Credit Agreement is unaffected by Safeway’s credit ratings. Also, the Company maintains no debt which requires accelerated repayment based on the lowering of credit ratings. Pricing under the Credit Agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Safeway’s pricing was unaffected by S&P’s lowered rating. However, changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its Credit Agreement, its ability to borrow under the Credit Agreement would be impaired. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently.

SAFEWAY INC. AND SUBSIDIARIES

Contractual Obligations    The Company’s total outstanding debt, including capital leases, was $5.9 billion, $6.4 billion and $6.8 billion at fiscal year-end 2006, 2005 and 2004, respectively. Total debt declined in 2006, 2005 and 2004 as Safeway used cash flow from operations to pay down debt. As of year-end 2006, annual debt maturities are set forth in the contractual obligation table below.

The table below presents significant contractual obligations of the Company at year-end 2006 (in millions)(1):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (2)	$790.7	$811.6	$752.4	$501.7	$554.5	$1,808.5	$5,219.4
Estimated interest on long-term debt (3)	309.9	265.6	214.5	173.3	127.4	1,119.2	2,209.9
Capital lease obligations (2),(4)	40.8	43.0	43.1	37.0	32.0	452.8	648.7
Interest on capital leases	63.0	59.9	54.7	50.7	47.2	332.5	608.0
Self-insurance liability	138.7	102.4	68.0	47.4	33.1	123.1	512.7
Interest on self-insurance liability	3.3	7.0	7.9	7.8	7.3	72.5	105.8
Operating leases (4)	425.3	417.4	373.9	345.7	312.3	2,773.8	4,648.4
Contracts for purchase of property, equipment and construction of buildings	254.0	–	–	–	–	–	254.0
Contracts for purchase of inventory	98.1	–	–	–	–	–	98.1
Fixed-price energy contracts	63.7	24.8	12.4	–	–	–	100.9

(1)	Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $40.7 million in 2006.
(2)	Required principal payments only.
(3)	Excludes payments received or made relating to interest rate swap as discussed below.
(4)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2006, these charges totaled approximately $205.4 million.

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

Letters of Credit    The Company had letters of credit of $63.1 million outstanding at year-end 2006. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Interest Rate Swap Agreements    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions. As of year-end 2006, the Company effectively converted $500 million of its 4.95% fixed-rate debt and $300 million of its 4.125% fixed-rate debt to floating-rate debt through interest rate swap agreements.

Energy Contracts    The Company has entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. Safeway expects to take delivery of the electricity and natural gas in the normal course of business, and these contracts are not net settled. Since these contracts qualify for the normal purchase exception of

SAFEWAY INC. AND SUBSIDIARIES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not marked to market. Energy purchased under these contracts is expensed as delivered.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which will be effective for Safeway in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be realized a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Safeway is currently assessing the impact of FIN 48 on its financial statements. Safeway estimates the cumulative effect of adopting FIN 48 will increase stockholders’ equity by approximately $120 million to $150 million as of the beginning of fiscal 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 159 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Safeway manages interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, interest rate swaps. As of year-end 2006, the Company effectively converted $500 million of its 4.95% fixed-rate debt and $300 million of its 4.125% fixed-rate debt to floating-rate debt through interest rate swap agreements. During 2006 the weighted-average pay rate on the $500 million debt was 5.68%, and the weighted-average pay rate on the $300 million debt was 5.77%. The fair value of these interest rate swaps at year-end 2006 was a liability of $25.9 million.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider the potential declines in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2006 (dollars in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Long-term debt:(1)
Principal	$790.7	$811.6	$752.4	$501.7	$554.5	$1,808.5	$5,219.4	$5,318.6
Weighted average interest rate	5.80%	4.98%	6.90%	4.96%	6.31%	6.40%	6.01%

(1)	Primarily fixed-rate debt

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 30, 2006.

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

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2007	February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Report of Independent Registered Public Accounting Firm

As discussed in Note G to the consolidated financial statements, in fiscal 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” As discussed in Note I to the consolidated financial statements, on December 30, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

San Francisco, California

February 26, 2007

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	52 Weeks 2006	52 Weeks 2005	52 Weeks 2004

Sales and other revenue	$40,185.0	$38,416.0	$35,822.9
Cost of goods sold	(28,604.0)	(27,303.1)	(25,227.6)
Gross profit	11,581.0	11,112.9	10,595.3
Operating and administrative expense	(9,981.2)	(9,898.2)	(9,422.5)
Operating profit	1,599.8	1,214.7	1,172.8
Interest expense	(396.1)	(402.6)	(411.2)
Other income, net	36.3	36.9	32.3
Income before income taxes	1,240.0	849.0	793.9
Income taxes	(369.4)	(287.9)	(233.7)
Net income	$870.6	$561.1	$560.2

Basic earnings per share	$1.96	$1.25	$1.26
Diluted earnings per share	$1.94	$1.25	$1.25

Weighted average shares outstanding – basic	444.9	447.9	445.6
Weighted average shares outstanding – diluted	447.8	449.8	449.1

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2006	Year-end 2005
Assets
Current assets:
Cash and equivalents	$216.6	$373.3
Receivables	461.2	350.6
Merchandise inventories, net of LIFO reserve of $49.5 and $48.4	2,642.5	2,766.0
Prepaid expenses and other current assets	245.4	212.5
Total current assets	3,565.7	3,702.4

Property:
Land	1,497.9	1,413.9
Buildings	4,829.3	4,419.1
Leasehold improvements	3,336.9	2,958.0
Fixtures and equipment	7,199.0	6,558.7
Property under capital leases	777.4	779.1
	17,640.5	16,128.8
Less accumulated depreciation and amortization	(7,867.2)	(7,031.7)
Total property, net	9,773.3	9,097.1

Goodwill	2,393.5	2,402.4
Prepaid pension costs	137.3	179.4
Investments in unconsolidated affiliates	219.6	201.8
Other assets	184.4	173.8

Total assets	$16,273.8	$15,756.9

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2006	Year-end 2005
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$790.7	$714.2
Current obligations under capital leases	40.8	39.1
Accounts payable	2,464.4	2,151.5
Accrued salaries and wages	485.8	526.1
Income taxes	100.6	124.2
Other accrued liabilities	719.1	708.8
Total current liabilities	4,601.4	4,263.9

Long-term debt:
Notes and debentures	4,428.7	4,961.2
Obligations under capital leases	607.9	644.1
Total long-term debt	5,036.6	5,605.3

Deferred income taxes	117.4	223.1
Pension and postretirement benefit obligations	204.0	86.4
Accrued claims and other liabilities	647.5	658.5
Total liabilities	10,606.9	10,837.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 582.5 and 580.1 shares outstanding	5.8	5.8
Additional paid-in capital	3,811.5	3,445.1
Treasury stock at cost: 142.4 and 130.7 shares	(4,188.7)	(3,875.7)
Accumulated other comprehensive income	94.8	172.8
Retained earnings	5,943.5	5,171.7
Total stockholders’ equity	5,666.9	4,919.7

Total liabilities and stockholders’ equity	$16,273.8	$15,756.9

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2006	52 Weeks 2005	52 Weeks 2004
Operating Activities:
Net income	$870.6	$561.1	$560.2
Reconciliation to net cash flow from operating activities:
Property impairment charges	39.2	78.9	39.4
Depreciation and amortization	991.4	932.7	894.6
Amortization of deferred finance costs	5.8	7.5	7.8
Deferred income taxes	1.1	(215.9)	(29.2)
LIFO expense (income)	1.2	(0.2)	(15.2)
Equity in earnings of unconsolidated affiliates	(21.1)	(15.8)	(12.6)
Net pension expense	83.1	115.6	112.9
Contributions to pension plans	(29.2)	(18.1)	(15.1)
Stock-based employee compensation	51.2	59.7	–
Other	7.3	6.9	6.7
Long-term accrued claims and other liabilities	10.8	44.1	118.1
(Gain) loss on property retirements	(17.8)	13.6	20.6
Changes in working capital items:
Receivables	(45.1)	(1.0)	46.3
Inventories at FIFO cost	96.9	(7.7)	(61.9)
Prepaid expenses and other current assets	(9.3)	37.1	50.9
Income taxes	(21.2)	(128.8)	218.1
Payables and accruals	89.0	363.1	284.8
Payables related to third-party gift cards, net of receivables	71.1	48.2	–
Net cash flow from operating activities	2,175.0	1,881.0	2,226.4

Investing Activities:
Cash paid for property additions	(1,674.2)	(1,383.5)	(1,212.5)
Proceeds from sale of property	80.1	105.1	194.7
Cash used to acquire businesses	(83.8)	–	–
Other	(56.8)	(35.1)	(52.5)
Net cash used by investing activities	(1,734.7)	(1,313.5)	(1,070.3)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2006	52 Weeks 2005	52 Weeks 2004

Financing Activities:
Additions to short-term borrowings	$–	$13.0	$11.2
Payments on short-term borrowings	–	(23.8)	(1.5)
Additions to long-term borrowings	1,418.9	754.5	1,173.5
Payments on long-term borrowings	(1,912.0)	(1,188.6)	(2,278.6)
Purchase of treasury stock	(318.0)	–	–
Dividends paid	(96.0)	(44.9)	–
Income tax refund related to prior years’ debt financing	262.3	–	–
Net proceeds from exercise of stock options	45.4	18.9	24.4
Other	3.1	4.0	(6.6)
Net cash flow used by financing activities	(596.3)	(466.9)	(1,077.6)
Effect of changes in exchange rates on cash	(0.7)	5.9	13.5
(Decrease) increase in cash and equivalents	(156.7)	106.5	92.0

Cash and Equivalents:
Beginning of year	373.3	266.8	174.8
End of year	$216.6	$373.3	$266.8

Other Cash Information:
Cash payments during the year for:
Interest	$418.1	$412.1	$434.8
Income taxes, net of refunds	383.2	624.4	43.8

Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$5.2	$27.1	$35.9
Mortgage notes assumed in property additions	–	3.2	5.5

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive income	Total stock- holders’ equity	Compre- hensive (loss) income
	Shares	Amount		Shares	Cost
Balance, year-end 2003	575.4	$5.8	$3,320.6	(131.2)	$(3,887.4)	$4,117.8	$87.5	$3,644.3

Net income	–	–	–	–	–	560.2	–	560.2	$560.2
Translation adjustments (net of income tax expense of $4.0)	–	–	–	–	–	–	51.5	51.5	51.5
Other (net of income tax expense of $1.7)	–	–	–	–	(0.4)	–	5.9	5.5	5.9
Restricted stock grant	0.3	–	–	–	–	–	–	–	–
Amortization of restricted stock	–	–	4.5	–	–	–	–	4.5	–
Options exercised	2.8	–	32.8	0.4	8.1	–	–	40.9	–
Balance, year-end 2004	578.5	5.8	3,357.9	(130.8)	(3,879.7)	4,678.0	144.9	4,306.9	$617.6

Net income	–	–	–	–	–	561.1	–	561.1	$561.1
Stock-based employee compensation	–	–	59.7	–	–	–	–	59.7	–
Cash dividends declared on common stock ($0.15 per share)	–	–	–	–	–	(67.4)	–	(67.4)	–
Translation adjustments (net of income tax benefit of $16.4)	–	–	–	–	–	–	59.5	59.5	59.5
Minimum pension liability (net of income tax benefit of $15.6)	–	–	–	–	–	–	(28.4)	(28.4)	(28.4)
Other (net of income tax benefit of $1.5)	–	–	–	(0.1)	(1.5)	–	(3.2)	(4.7)	(3.2)
Amortization of restricted stock	–	–	5.5	–	–	–	–	5.5	–
Options exercised	1.6	–	22.0	0.2	5.5	–	–	27.5	–
Balance, year-end 2005	580.1	5.8	3,445.1	(130.7)	(3,875.7)	5,171.7	172.8	4,919.7	$589.0

Net income	–	–	–	–	–	870.6	–	870.6	$870.6
Stock-based employee compensation	–	–	51.2	–	–	–	–	51.2	–
Cash dividends declared on common stock ($0.2225 per share)	–	–	–	–	–	(98.8)	–	(98.8)	–
Translation adjustments	–	–	–	–	–	–	(6.0)	(6.0)	(6.0)
Federal income tax refund (See Note H)	–	–	262.3	–	–	–	–	262.3	–
Minimum pension liability (net of income tax expense of $10.4)	–	–	–	–	–	–	23.8	23.8	23.8
SFAS No. 158 adjustment (net of income tax benefit of $47.9)	–	–	–	–	–	–	(96.7)	(96.7)	–
Other (net of income tax expense of $0.8)	–	–	1.0	–	(2.2)	–	0.9	(0.3)	0.9
Amortization of restricted stock	–	–	5.0	–	–	–	–	5.0	–
Treasury stock purchased	–	–	–	(12.0)	(318.0)	–	–	(318.0)	–
Options exercised	2.4	–	46.9	0.3	7.2	–	–	54.1	–
Balance, year-end 2006	582.5	$5.8	$3,811.5	(142.4)	$(4,188.7)	$5,943.5	$94.8	$5,666.9	$889.3

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies

The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,761 stores as of year-end 2006. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Blackhawk Network Holdings, Inc. (“Blackhawk”), a subsidiary of Safeway, provides third-party gift cards, prepaid cards, and sports and entertainment cards to Safeway, as well as to a broad group of top North American retailers for sale to retail customers. Blackhawk has recently expanded its gift card business to the United Kingdom.

The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 127 food and general merchandise stores in Western Mexico.

Basis of Presentation    The consolidated financial statements include Safeway Inc., a Delaware corporation, and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in Casa Ley is reported using the equity method and is recorded on a one-month delay basis because financial information for the latest month is not available from Casa Ley in time to be included in Safeway’s consolidated results until the following reporting period.

Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 30, 2006 (“fiscal 2006”), the 52-week period ended December 31, 2005 (“fiscal 2005”) and the 52-week period ended January 1, 2005 (“fiscal 2004”).

Reclassifications    Certain prior year amounts were reclassified to conform to the 2006 presentation.

Revenue Recognition    Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.

Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Gift cards do not expire. However, based on Safeway’s historical experience, the likelihood of redemption after three years is remote. Therefore, the Company reduces the liability and operating and administrative expense, for the unused portion of gift cards (“breakage”) after three years. Breakage amounts were not material to the Company’s results of operations or financial position for the fiscal years presented in this report.

The Company, through its Blackhawk subsidiary, also sells third-party gift cards through Safeway retail operations and through other grocery, drug and convenience store retailers. Safeway records a commission as other revenue when the third-party gift card is sold. The liability for redemption and potential income for breakage remain with the third-party merchant; therefore, Safeway records no entries for redemption or breakage of these gift cards.

Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $587.1 million in 2006, $523.7 million in 2005 and $487.8 million in 2004.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Vendor allowances totaled $2.5 billion in 2006, $2.4 billion in 2005 and $2.2 billion in 2004. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up approximately three-quarters of all allowances. With promotional allowances vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular, or a preferred location in the store. The promotions are typically one to two weeks long.

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

Cash and Cash Equivalents    Short-term investments with original maturities of less than three months are considered to be cash equivalents. Book overdrafts at year-end 2006 and 2005 of $243.8 million and $121.1 million, respectively, are included in accounts payable.

Merchandise Inventories    Merchandise inventory of $1,843 million at year-end 2006 and $1,943 million at year-end 2005 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,892 million at year-end 2006 and $1,991 million at year-end 2005. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company takes a physical count of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

Property and Depreciation    Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employee Benefit Plans    In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required. See Note I.

Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 4.5% in 2006, 4.35% in 2005 and 3.25% in 2004.

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2006	2005	2004
Beginning balance	$532.4	$496.5	$407.2
Expense	133.2	193.7	249.7
Claim payments	(152.9)	(157.8)	(160.4)
Ending balance	512.7	532.4	496.5
Less: current portion	(138.7)	(144.2)	(140.3)
Long-term portion	$374.0	$388.2	$356.2

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $618.5 million at year-end 2006 and $634.3 million at year-end 2005.

Deferred Rent

Rent Escalations.    The Company recognizes escalating rent provisions on a straight-line basis over the lease term.

Rent Holidays.    Certain of the Company’s operating leases contain rent holidays. For these leases, Safeway recognizes the related rent expense on a straight-line basis at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred lease incentives and amortized over the lease term.

Construction Allowances.    As part of certain lease agreements, the Company receives construction allowances from landlords. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

Income Taxes    The Company provides income tax expense or benefit in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Accrued interest on tax deficiencies and refunds is included in the income tax expense or benefit.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Energy Contracts    The Company has entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. Safeway expects to take delivery of the electricity and natural gas in the normal course of business, and these contracts are not net settled. Since these contracts qualify for the normal purchase exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not marked to market. Energy purchased under these contracts is expensed as delivered.

Fair Value of Financial Instruments    Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and short-term debt.    The carrying amount of these items approximates fair value.

Long-term debt.    Market values quoted on the New York Stock Exchange are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted on an exchange, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At year-end 2006, the estimated fair value of debt was $5.3 billion compared to a carrying value of $5.2 billion. At year-end 2005, the estimated fair value of debt was $5.8 billion compared to a carrying value of $5.7 billion.

Interest rate swaps.    Interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt. The fair value of the interest rate swaps outstanding at year-end 2006 was a liability of $25.9 million.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. Activity included in the reserve for store lease exit costs is disclosed in Note C.

Stock-Based Employee Compensation    Safeway elected to early adopt SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), in the first quarter of 2005 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Prior to January 2, 2005, Safeway accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and earnings per share for fiscal 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in millions, except per-share amounts):

2004
Net income – as reported	$560.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47.6)
Net income – pro forma	$515.4

Basic earnings per share:
As reported	$1.26
Pro forma	1.16

Diluted earnings per share:
As reported	$1.25
Pro forma	1.15

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which will be effective for Safeway in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be realized a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Safeway is currently assessing the impact of FIN 48 on its financial statements. Safeway estimates the cumulative effect of adopting FIN 48 will increase stockholders’ equity by approximately $120 million to $150 million as of the beginning of fiscal 2007.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 159 on its financial statements.

Note B:  Goodwill

A summary of changes in Safeway’s goodwill during 2006 and 2005 by geographic area is as follows (in millions):

	2006					2005
	U.S.		Canada		Total	U.S.		Canada		Total
Balance – beginning of year	$2,317.8		$84.6		$2,402.4	$2,325.6		$81.0		$2,406.6
Acquisition of businesses	(7.7	) (1)	–		(7.7)	–		–		–
Other adjustments	(0.6	) (2)	(0.6	) (3)	(1.2)	(7.8	) (2)	3.6	(3)	(4.2)
Balance – end of year	$2,309.5		$84.0		$2,393.5	$2,317.8		$84.6		$2,402.4

(1)	Net reduction in goodwill results from the expected utilization of net operating loss carryforwards. See Note H.
(2)	Primarily represents revised estimate of pre-acquisition tax accrual.
(3)	Represents foreign currency translation adjustments in Canada.

Safeway completed its annual impairment tests in the fourth quarters of 2006, 2005 and 2004. Fair value was determined based on a valuation study which primarily considered the discounted cash flow and guideline company method. As a result of these annual reviews, Safeway concluded that no impairment charge was required.

Note C:  Store Closing and Impairment Charges

Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $39.2 million in 2006, $78.9 million in 2005 and $39.4 million in 2004. This includes Randall’s impairment charges of $54.7 million in 2005. These charges are included as a component of operating and administrative expense.

Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Beginning balance	$197.7	$167.1	$129.1
Provision for estimated net future cash flows of additional closed stores (1)	0.1	67.3	55.1
Net cash flows, interest accretion, changes in estimates of net future cash flows	(33.6)	(36.7)	(17.1)
Ending balance	$164.2	$197.7	$167.1

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense, and the liability is included in accrued claims and other liabilities.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D:  Financing

Notes and debentures were composed of the following at year end (in millions):

	2006	2005
Commercial paper	$–	$–
Bank credit agreement, unsecured	52.3	47.5
Other bank borrowings, unsecured	5.3	6.5
Mortgage notes payable, secured	18.1	22.4
9.30% Senior Secured Debentures due 2007	24.3	24.3
6.15% Senior Notes due 2006, unsecured	–	700.0
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	257.8	259.7
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.71% as of December 30, 2006)	250.0	–
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	24.2	24.2
Other notes payable, unsecured	7.4	10.8
	5,219.4	5,675.4
Less current maturities	(790.7)	(714.2)
Long-term portion	$4,428.7	$4,961.2

Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2011. The weighted-average interest rate on commercial paper borrowings during 2006 was 5.25%. There was no commercial paper outstanding at year-end 2006 and 2005.

Bank Credit Agreement    On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. On June 15, 2006, the Company amended the Credit Agreement to extend the termination date for an additional year to June 1, 2011. The Credit Agreement, as amended, provides (1) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (2) to Safeway and Canada Safeway Limited, a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (3) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. As of December 30, 2006, the Company was in compliance with the covenant requirements. As of December 30, 2006, outstanding borrowings and letters of credit were $52.3 million and $44.7 million, respectively, under this agreement. Total unused borrowing capacity under the Credit Agreement was $1,502.9 million as of December 30, 2006.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

dollars carry interest at one of the following rates selected by the Company: (a) the Canadian base rate; or (b) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at one of the following rates selected by the Company: (1) the Canadian prime rate or (2) the rate for Canadian bankers acceptances plus the Pricing Margin.

During 2006 the Company paid facility fees ranging from 0.06% to 0.10% on the total amount of the credit facility.

Shelf Registration    In 2004 the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of December 30, 2006, $1.3 billion of securities was available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans or other investing activities.

Other Bank Borrowings    Other bank borrowings had a weighted average interest rate during 2006 of 7.07%.

Mortgage Notes Payable    Mortgage notes payable at year-end 2006 have remaining terms ranging from six months to 17 years, had a weighted average interest rate during 2006 of 8.51% and are secured by properties with a net book value of approximately $121.5 million.

Senior Secured Indebtedness    The 9.30% Senior Secured Debentures were due and paid in February 2007 and were secured by a deed of trust that created a lien on the land, buildings and equipment owned by Safeway at its distribution center in Tracy, California.

Senior Unsecured Indebtedness    Pursuant to the shelf registration described above, in March 2006, the Company issued senior unsecured debt consisting of $250.0 million of Floating Rate Notes due 2009. The interest rate was 5.71% as of December 30, 2006.

In November 2005, the Company issued senior unsecured debt in Canada consisting of CAD300 million (USD257.8 million at December 30, 2006) of 4.45% Notes due 2008.

In August 2004, under the shelf registration described above, Safeway issued senior unsecured debt securities consisting of $500.0 million of 4.95% Notes due 2010 and $250 million of 5.625% Notes due 2014.

Senior Subordinated Indebtedness    The 9.875% Senior Subordinated Debentures due 2007 are subordinated in right of payment to, among other things, the Company’s borrowings under the Credit Agreement, the 9.30% Senior Secured Debentures, the senior unsecured indebtedness and mortgage notes payable.

Other Notes Payable    Other notes payable at year-end 2006 have remaining terms ranging from six months to 16 years and a weighted average interest rate of 3.67% during 2006.

Fair Value Hedges    The Company effectively converted $500 million of its 4.95% fixed-rate debt to floating-rate debt through an interest swap agreement in 2004. In 2003 the Company effectively converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt through an interest rate swap agreement. These swaps are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt.

Annual Debt Maturities    As of year-end 2006, annual debt maturities were as follows (in millions):

2007	$790.7
2008	811.6
2009	752.4
2010	501.7
2011	554.5
Thereafter	1,808.5
$5,219.4

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Letters of Credit    The Company had letters of credit of $63.1 million outstanding at year-end 2006, of which $44.7 million were issued under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Note E:  Lease Obligations

Approximately 60% of the premises that the Company occupies are leased. The Company had approximately 1,600 leases at year-end 2006, including approximately 225 that are capitalized for financial reporting purposes. Most leases have renewal options, some with terms and conditions similar to the original lease, others with reduced rental rates during the option periods. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2006, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases

2007	$103.8	$425.3
2008	102.9	417.4
2009	97.8	373.9
2010	87.7	345.7
2011	79.2	312.3
Thereafter	785.3	2,773.8
Total minimum lease payments	1,256.7	$4,648.4
Less amounts representing interest	(608.0)
Present value of net minimum lease payments	648.7
Less current obligations	(40.8)
Long-term obligations	$607.9

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by minimum sublease rental income of $171.3 million.

Amortization expense for property under capital leases was $42.7 million in 2006, $43.0 million in 2005 and $43.4 million in 2004. Accumulated amortization of property under capital leases was $291.4 million at year-end 2006 and $256.7 million at year-end 2005.

The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2006	2005	2004
Property leases:
Minimum rentals	$423.7	$422.4	$406.9
Contingent rentals (1)	10.5	10.8	9.4
Less rentals from subleases	(6.9)	(6.0)	(5.8)
	427.3	427.2	410.5
Equipment leases	25.4	25.7	24.1
	$452.7	$452.9	$434.6

(1)	In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note F:  Interest Expense

Interest expense consisted of the following (in millions):

	2006	2005	2004
Commercial paper	$10.9	$1.5	$7.8
Bank credit agreement	5.6	3.3	4.0
Other bank borrowings	0.5	0.2	0.4
Mortgage notes payable	1.8	2.1	2.4
9.30% Senior Secured Debentures	2.3	2.3	2.3
6.85% Senior Notes	-	-	9.8
7.25% Senior Notes	-	-	20.3
2.50% Senior Notes	-	4.1	5.0
Floating Rate Senior Notes	10.9	4.5	2.9
3.80% Senior Notes	-	5.3	8.6
6.15% Senior Notes	7.1	43.1	43.1
4.80% Senior Notes	23.0	23.0	23.0
7.00% Senior Notes	17.5	17.5	17.5
4.125% Senior Notes	12.4	12.4	12.4
4.45% Senior Notes	11.7	1.5	-
6.50% Senior Notes	16.3	16.3	16.3
7.50% Senior Notes	37.5	37.5	37.5
4.95% Senior Notes	24.8	24.8	9.7
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
5.625% Senior Notes	14.1	14.1	5.5
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
9.65% Senior Subordinated Debentures	-	-	0.2
9.875% Senior Subordinated Debentures	2.4	2.4	2.4
Other notes payable	0.5	1.1	0.7
Obligations under capital leases	63.1	64.8	66.0
Amortization of deferred finance costs	5.8	7.5	7.8
Interest rate swap agreements	10.1	(4.3)	(8.3)
Capitalized interest	(15.8)	(16.0)	(19.7)
	$396.1	$402.6	$411.2

Note G: Capital Stock

Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none was outstanding during 2006, 2005 or 2004. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2006 was 440.1 million shares (net of 142.4 million shares of treasury stock) and 449.4 million shares at year-end 2005 (net of 130.7 million shares of treasury stock).

Stock Option Plans    Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Board of Directors. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Options to purchase 8.7 million shares were available for grant at December 30, 2006 under the 1999 Amended and Restated Equity Participation Plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. Converted options from the acquisitions of Randall’s and Vons will be funded out of treasury shares except to the extent there are insufficient treasury shares, in which case new shares will be issued.

On July 31, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan of Safeway Inc. (the “2002 Plan”), under which awards of non-qualified stock options and stock-based awards may be made. There are 2.0 million shares

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of common stock authorized for issuance pursuant to grants under the 2002 Plan. As of December 30, 2006, no options have been granted under this plan.

In September 2004, Safeway initiated a voluntary exchange program for stock options and stock rights having an exercise price greater than $35.00 to eligible employees. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The voluntary exchange offer ended on October 5, 2004, and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six-year term and vest over five years.

Restricted Stock    Restricted stock was not awarded in 2006. The Company awarded 21,187 shares of restricted stock in 2005 and 263,135 shares of restricted stock in 2004 to certain officers and key employees. These shares vest over a period of between three to four years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of this restricted stock resulted in compensation expense of $5.0 million in 2006, $5.5 million in 2005 and $4.5 million in 2004. As of December 30, 2006, 691,527 restricted shares were vested, 299,031 were unvested and 161,330 shares had been returned to Safeway to satisfy tax-withholding obligations of employees. There were no cancellations of restricted stock during 2006, 2005 or 2004. The weighted-average intrinsic value at grant date of restricted stock outstanding at year-end 2006 was $20.81.

Activity in the Company’s stock option plans for the three-year period ended December 30, 2006 was as follows:

	Options	Weighted average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2003	36,306,627	$31.51

2004 Activity:
Granted	5,871,639	20.60
Canceled	(12,167,123)	44.07
Exercised	(3,196,582)	6.78
Outstanding, year-end 2004	26,814,561	$26.37	$81.4

2005 Activity:
Granted	11,515,944	20.19
Canceled	(1,575,189)	28.55
Exercised	(1,889,572)	8.12
Outstanding, year-end 2005	34,865,744	$25.23	$139.3

2006 Activity:
Granted	7,223,122	23.51
Canceled	(1,388,435)	26.00
Exercised	(2,725,654)	15.80
Outstanding, year-end 2006	37,974,777	$25.59	$431.2

Exercisable, year-end 2004	15,218,373	$26.35	$81.1
Exercisable, year-end 2005	16,239,331	29.16	81.9
Exercisable, year-end 2006	17,885,299	29.69	175.3

Weighted average fair value of options granted during the year:
2004	$8.57
2005	6.32
2006	6.75

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The total intrinsic value of options exercised was $32.0 million in 2006 and $26.6 million in 2005. As of year-end 2006, there was $118.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes stock option information at year-end 2006:

			Options outstanding			Options exercisable
Range of exercise prices			Number of options	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of options	Weighted- average exercise price
$ 2.38	to	$2.81	2,456,047	1.05	$2.77	2,456,047	$2.77
3.00		19.60	4,756,440	4.28	17.52	1,276,946	15.73
19.74		20.02	3,654,848	3.55	19.96	1,295,376	19.96
20.15		20.75	5,267,884	4.02	20.62	1,344,226	20.47
20.86		23.01	7,407,956	4.97	22.72	1,127,421	22.42
23.02		27.15	5,159,747	4.47	24.82	1,877,301	25.61
27.40		35.75	2,473,815	3.57	31.89	1,931,293	32.38
35.94		45.94	2,932,585	2.84	41.76	2,809,562	41.71
46.09		53.88	3,508,986	3.86	51.87	3,423,592	51.98
54.51		62.50	356,469	3.78	57.22	343,535	57.08
2.38		62.50	37,974,777	3.92	25.59	17,885,299	29.69

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

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions were used to value Safeway’s grants in 2006: 4.5 years expected life; expected stock volatility of 27.1% to 27.7%; risk-free interest rate of 4.43% to 4.78%; and expected dividend yield of 0.8% to 0.9% during the expected term. The following weighted-average assumptions were used to value Safeway’s grants in 2005: 4.5 years expected life; expected stock volatility of 28.9% to 30.8%; risk-free interest rate of 3.83% to 4.09%; and expected dividend yield of 0% to 1% during the expected term.

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

The Company recognized stock-based compensation expense of $51.2 million ($0.07 per diluted share) during fiscal 2006 and $59.7 million ($0.08 per diluted share) during fiscal 2005 as a component of operating and administrative expense.

Had compensation cost for Safeway’s stock option plans been determined based on the fair value at the grant date for awards from 1996 through 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts disclosed in Note A.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H:  Taxes on Income

The components of income before income tax expense are as follows (in millions):

	2006	2005	2004

Domestic	$1,029.2	$723.7	$550.2
Foreign	210.8	125.3	243.7
	$1,240.0	$849.0	$793.9

The components of income tax expense are as follows (in millions):

	2006	2005	2004
Current:
Federal	$251.0	$389.4	$153.5
State	48.7	59.1	25.7
Foreign	68.6	55.3	83.7
	368.3	503.8	262.9
Deferred:
Federal	(4.2)	(186.2)	(17.4)
State	(1.0)	(17.6)	(10.6)
Foreign	6.3	(12.1)	(1.2)
	1.1	(215.9)	(29.2)
	$369.4	$287.9	$233.7

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2006	2005	2004

Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$434.0	$297.2	$277.9
State taxes on income net of federal benefit	31.0	27.0	9.8
Charitable donations of inventory	(14.7)	(11.1)	(9.8)
Tax settlements	(3.6)	(3.2)	(40.0)
Interest on debt financing tax refunds, net of tax	(62.6)	–	–
Repatriation of foreign earnings	–	(16.5)	–
Other	(14.7)	(5.5)	(4.2)
	$369.4	$287.9	$233.7

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year end were as follows (in millions):

	2006	2005
Deferred tax assets:

Workers’ compensation and other claims	$201.3	$212.6
Reserves not currently deductible	52.0	58.4
Accrued claims and other liabilities	39.2	44.9
Employee benefits	117.0	95.4
Charitable contribution carryforwards	58.5	52.8
Operating loss carryforwards	31.2	81.3
Other assets	31.9	51.4
	531.1	596.8
Valuation allowance	(2.7)	(81.3)
	$528.4	$515.5

	2006	2005
Deferred tax liabilities:
Property	$(381.7)	$(432.2)
Pension costs	(8.0)	(69.0)
Inventory	(218.8)	(200.9)
Investments in foreign operations	(46.2)	(44.8)
	(654.7)	(746.9)
Net deferred tax liability	(126.3)	(231.4)
Less: current liability	(8.9)	(8.3)
Long-term portion	$(117.4)	$(223.1)

In April 2006, Safeway announced that it had settled a federal income tax refund claim for the years 1992 through 1999 for costs associated with debt financing. The federal refund consisted of a tax refund of $259.2 million and interest, net of tax, earned on that refund of $60.8 million. The state income tax refunds received in 2006 consisted of $3.1 million of tax and $1.8 million of interest, net of tax.

The federal and state tax refunds of $262.3 million were recorded in 2006 as an increase to additional paid-in capital since the tax deductions associated with the debt financing exceeded the previously recognized book expense. The interest earned reduced income tax expense by $62.6 million, net of tax, in 2006.

Safeway has outstanding claims for refunds of income tax and interest related to this same matter in several states. As of December 30, 2006, the Company expects these state tax and interest refunds will be approximately $27 million and $10 million, respectively, net of tax. Collection of these funds may take several years.

As a result of acquiring the remaining minority interests in Safeway.com in 2006, the Company eliminated the valuation allowance on Safeway.com’s net operating loss (“NOL”) carryforwards, which it expects to deduct in its income tax returns for 2006 and 2007. The expected utilization of these NOL carryforwards resulted in a tax asset of $84.8 million, which reduced income tax expense by $13.6 million and goodwill by $71.2 million in the fourth quarter of 2006.

At December 30, 2006, the Company had NOL carryforwards for federal income tax purposes of approximately $85.3 million and NOL carryforwards for state purposes of approximately $24.8 million. These carryforwards expire at various dates from 2011 through 2026. The Company also had federal and state charitable contribution carryforwards of $158.7 million which expire from 2008 through 2011. During the fourth quarter of 2006, the Company recorded a valuation allowance against $7.1 million of the charitable contribution carryforwards which caused an increase in income tax expense of $2.7 million. The valuation allowance was recorded when it became more likely than not that a portion of the deferred tax asset would not be realized. The Company also had state tax credit carryforwards of $9.8 million which have no expiration date.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 30, 2006, certain undistributed earnings of the Company’s foreign operations totaling $1,084.9 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

U.S. and Canadian tax authorities notified the Company during 2005 that they have concluded their transfer pricing negotiations with respect to a bilateral Advance Pricing Agreement for the years 2000 through 2006. The agreement established arm’s length charges for intercompany sales of goods and services and use of property by the Company and its Canadian subsidiary which are eliminated in consolidation. As a result of this agreement, foreign income before tax expense for 2005 was reduced, and domestic income before tax expense for 2005 was increased by the amount of the charges.

Note I:  Employee Benefit Plans and Collective Bargaining Agreements

Retirement Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multi-employer pension plans.

Safeway’s adoption of SFAS No. 158 required the Company to recognize the funded status of its retirement plans on its consolidated balance sheet beginning as of fiscal 2006 year end. Under SFAS No. 158, the benefit obligation for pension plans was measured as the projected benefit obligation. The benefit obligation for postretirement benefit plans was measured as the accumulated benefit obligation.

The following tables provide a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 30, 2006 and a statement of the funded status as of year-end 2006 and 2005 (in millions):

	2006	2005
Change in projected benefit obligation:
Beginning balance	$2,110.1	$2,005.5
Service cost	101.1	108.0
Interest cost	129.3	125.5
Plan amendments	29.7	57.0
Actuarial gain	(40.0)	(99.2)
Benefit payments	(143.8)	(107.9)
Currency translation adjustment	(4.8)	21.2
Ending balance	$2,181.6	$2,110.1

	2006	2005
Change in fair value of plan assets:
Beginning balance	$2,102.8	$2,029.7
Actual return on plan assets	235.1	146.6
Employer contributions	25.0	16.7
Benefit payments	(143.8)	(107.9)
Currency translation adjustment	(4.4)	17.7
Ending balance	$2,214.7	$2,102.8

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2006	2005
Funded status:
Fair value of plan assets	$2,214.7		$2,102.8
Projected benefit obligation	(2,181.6)		(2,110.1)
Funded status	33.1		(7.3)
Amounts not yet recognized:
Adjustment for difference in book and tax basis of assets	N/A		(165.1)
Unamortized prior service cost	N/A		130.9
Unrecognized actuarial loss	N/A		265.8
Additional minimum liability adjustment	N/A		(44.9)
Net amount recognized in financial position	$33.1		$179.4
Components of net amount recognized in financial position:
Prepaid pension costs	137.3		179.4
Other accrued liabilities (current liability)	(1.3)		–
Pension and postretirement benefit obligations (non-current liability)	(102.9)		–
	$33.1		$179.4
Amounts recognized in accumulated other comprehensive income as a result of adoption of SFAS No. 158 consist of:
Net actuarial loss	179.2		N/A
Prior service cost	124.9		N/A
Transition obligation	5.6		N/A
Difference in the book and tax basis of assets	(165.1)		N/A
Deferred taxes	(47.9)		N/A
Total	$96.7	$	N/A

N/A (Not Applicable): The adoption of SFAS No. 158 resulted in recognition of previously unrecognized net actuarial loss and prior service cost on our consolidated financial position. Overall, the prepaid asset was adjusted and a liability recognized through an adjustment to other comprehensive income.

Safeway expects approximately $5.8 million of the net actuarial loss, $22.8 million of the prior service cost and $1.4 million of the transition obligation to be recognized as a component of net periodic benefit cost in 2007.

Underfunded plans

Year-end information for plans with accumulated benefit obligations in excess of plan assets (in millions):

	2006	2005
Funded status:
Fair value of plan assets	$567.9	$517.2
Projected benefit obligation	(672.1)	(616.6)
Funded status	$(104.2)	$(99.4)

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides the components of 2006, 2005 and 2004 net pension expense for the retirement plans (in millions):

	2006	2005	2004
Estimated return on assets	$191.2	$167.8	$154.0
Service cost	(101.1)	(108.0)	(109.9)
Interest cost	(129.3)	(125.5)	(107.8)
Amortization of prior service cost	(22.4)	(16.8)	(16.6)
Amortization of unrecognized losses	(21.5)	(33.1)	(32.6)
Net pension expense	$(83.1)	$(115.6)	$(112.9)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. The Company uses its fiscal year-end date as the measurement date for its plans. The accumulated benefit obligation for all Safeway plans was $2,011.4 million at year-end 2006 and $1,881.5 million at year-end 2005.

The actuarial assumptions used to determine year-end projected benefit obligation were as follows:

	2006	2005	2004
Discount rate:
United States plans	6.0%	5.7%	5.8%
Canadian plans	5.0	5.0	5.8
Combined weighted-average rate	5.7	5.5	5.8

Rate of compensation increase:
United States plans	4.0%	4.0%	5.0%
Canadian plans	3.5	3.5	3.5

The actuarial assumptions used to determine net periodic benefit cost were as follows:

	2006	2005	2004
Discount rate:
United States plans	5.7%	5.8%	6.0%
Canadian plans	5.0	5.8	6.0
Combined weighted-average rate	5.5	5.8	6.0

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.0

Rate of compensation increase:
United States plans	4.0%	5.0%	5.0%
Canadian plans	3.5	3.5	3.5

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans at year-end 2006 and 2005:

		Plan assets
Asset category	Target	2006	2005
Equity	65%	68.9%	66.3%
Fixed income	35	30.7	33.0
Cash and other	–	0.4	0.7
Total	100%	100.0%	100.0%

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

Safeway expects to contribute approximately $31.8 million to its defined benefit pension plan trusts in 2007.

Retirement Restoration Plan    The Retirement Restoration Plan provides death benefits and supplemental income payments for senior executives after retirement. The Company recognized expense of $5.2 million in 2006, $6.4 million in 2005 and $7.1 million in 2004. The aggregate projected benefit obligation of the Retirement Restoration Plan was approximately $57.0 million at year-end 2006 and $72.8 million at year-end 2005.

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

The Company’s accrued postretirement benefit obligation (“APBO”) was $51.7 million at year-end 2006 and $50.3 million at year-end 2005. The APBO represents the actuarial present value of the benefits expected to be paid after retirement. Postretirement benefit expense was $5.5 million in 2006, $4.2 million in 2005 and $10.3 million in 2004.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2007	$108.4	$4.1
2008	114.3	4.2
2009	119.1	4.3
2010	124.0	4.4
2011	130.4	4.5
2012 – 2016	735.1	22.9

Multi-Employer Pension Plans    Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company’s non-contributory retirement plans, pursuant to agreements between the Company and various unions. These plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer-contributors. Contributions of $253.8 million in 2006, $234.5 million in 2005 and $196.8 million in 2004 were made and charged to expense. The increase from the 2005 contributions was largely due to the expiration of a pension holiday.

Collective Bargaining Agreements    At year-end 2006, Safeway had more than 207,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

Note J:  Investment in Unconsolidated Affiliates

At year-end 2006, 2005 and 2004, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operates 127 food and general merchandise stores in Western Mexico.

Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $21.1 million in 2006, income of $15.8 million in 2005 and income of $12.6 million in 2004.

Note K:  Commitments and Contingencies

Legal Matters    On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., against the Company’s subsidiary, The Vons Companies, Inc., Albertsons, Inc. and Ralphs Grocery Company, a division of The Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. The Attorney General has also indicated that it will seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants filed a motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws, which motion was denied by the court on May 25, 2005. On November 25, 2005, the Ninth Circuit issued an order refusing to hear an interlocutory appeal of the order denying defendants’ summary judgment motion. In July of 2006, the Attorney General filed a motion for summary judgment arguing that the MSAA was a per se antitrust violation, which motion was denied by the court on December 7, 2006. On October 16, 2006 the Attorney General filed a second amended complaint naming Safeway Inc. as an additional defendant. Safeway’s motion to dismiss was denied on December 11, 2006, and Safeway answered the second amended complaint shortly thereafter. Trial is scheduled for November 13, 2007.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There are also pending against the Company various claims and lawsuits arising in the normal course of business, some of which seek damages and other relief, which, if granted, would require very large expenditures.

It is management’s opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s financial statements taken as a whole.

Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $254.0 million at year-end 2006.

Note L:  Segments

Safeway’s retail business, which represents more than 98% of consolidated sales and other revenue and operates in the U.S. and Canada, is its only reportable segment.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2006
Sales and other revenue	$34,721.1	$5,463.9	$40,185.0
Operating profit	1,370.4	229.4	1,599.8
Income before income taxes	1,029.2	210.8	1,240.0
Long-lived assets, net	8,553.5	1,219.8	9,773.3
Total assets	14,456.9	1,816.9	16,273.8

2005
Sales and other revenue	$33,568.8	$4,847.2	$38,416.0
Operating profit	1,090.9	123.8	1,214.7
Income before income taxes (1)	723.7	125.3	849.0
Long-lived assets, net	8,028.0	1,069.1	9,097.1
Total assets	14,141.2	1,615.7	15,756.9

2004
Sales and other revenue	$31,463.0	$4,359.9	$35,822.9
Operating profit	928.9	243.9	1,172.8
Income before income taxes	550.2	243.7	793.9
Long-lived assets, net	7,796.9	892.5	8,689.4
Total assets	13,753.5	1,623.9	15,377.4

(1)	As a result of the Advance Pricing Agreement negotiated in 2005 (see Note H), Canada income before tax expense for 2005 has been reduced, and U.S. income before tax expense for 2005 has been increased by intercompany charges which are eliminated in consolidation.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M:  Computation of Earnings Per Share

(In millions, except per-share amounts)	2006		2005		2004
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income	$870.6	$870.6	$561.1	$561.1	$560.2	$560.2

Weighted average common shares outstanding	444.9	444.9	447.9	447.9	445.6	445.6
Common share equivalents	2.9		1.9		3.5
Weighted average shares outstanding	447.8		449.8		449.1

Earnings per share	$1.94	$1.96	$1.25	$1.25	$1.25	$1.26

Anti-dilutive shares totaling 22.3 million in 2006, 28.4 million in 2005 and 22.3 million in 2004 have been excluded from diluted weighted average shares outstanding.

Note N:  Guarantees

Safeway has applied the measurement and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to the Company’s agreements that contain guarantee and indemnification clauses. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. As of December 30, 2006, Safeway did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

However, the Company is party to a variety of contractual agreements under which Safeway may be obligated to indemnify the other party for certain matters. These contracts primarily relate to Safeway’s commercial contracts, operating leases and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, Safeway has not made significant payments for these indemnifications. The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on the Company’s financial condition or results of operations.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note O:  Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks(1)	First 12 Weeks
2006

Sales and other revenue	$40,185.0	$12,503.5	$9,419.8	$9,367.1	$8,894.6
Gross profit	11,581.0	3,642.1	2,666.1	2,684.6	2,588.2
Operating profit	1,599.8	545.8	354.1	382.2	317.7
Income before income taxes	1,240.0	435.1	275.3	297.1	232.4
Net income	870.6	307.9	173.5	246.2	142.9
Net income per share – basic	$1.96	$0.70	$0.39	$0.55	$0.32
Net income per share – diluted	1.94	0.69	0.39	0.55	0.32

	52 Weeks	Last 16 Weeks(2)	Third 12 Weeks(3)	Second 12 Weeks	First 12 Weeks
2005

Sales and other revenue	$38,416.0	$12,046.1	$8,945.5	$8,803.0	$8,621.4
Gross profit	11,112.9	3,506.9	2,556.6	2,529.9	2,519.5
Operating profit	1,214.7	377.2	239.7	302.4	295.4
Income before income taxes	849.0	268.1	151.9	216.4	212.8
Net income	561.1	173.5	122.5	134.0	131.3
Net income per share – basic	$1.25	$0.39	$0.27	$0.30	$0.29
Net income per share – diluted	1.25	0.39	0.27	0.30	0.29

(1)	Net income for the second 12 weeks of 2006 includes a $58.5 million reduction in income tax expense for interest earned on a federal income tax refund, net of income tax.
(2)	Net income for the last 16 weeks of 2005 includes an estimated $34.1 million after-tax charge related to closing 26 under-performing Texas stores and a $23.0 million after-tax charge for an employee buyout in Dominick’s and Northern California.
(3)	Net income for the third 12 weeks of 2005 includes a $33.9 million after-tax impairment charge relating to 26 under-performing Texas stores closed in the fourth quarter of 2005, and a $13.6 million after-tax charge for an employee buyout in Northern California.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of December 30, 2006, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended December 30, 2006 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information

None.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Identification of the Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 Registration filed on July 27, 2004).

Exhibit 3.2	Amended and Restated Bylaws of Safeway Inc., as amended on March 9, 2006 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated March 9, 2006).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).3	Form of Officers’ Certificate establishing the terms of the 7.00% Senior Notes due 2007 and the Company’s 7.45% Senior Debentures due 2027, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).4	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2008, including form of Notes (incorporated by reference to Exhibits 4.2, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated November 9, 1998).

Exhibit 4(i).5	Form of Officers’ Certificate establishing terms of the registrant’s 7.5% Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated September 14, 1999).

Exhibit 4(i).6	Form of Officers’ Certificate establishing terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).7	Form of Officers’ Certificate establishing terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated March 5, 2001).

Exhibit 4(i).8	Form of Officers’ Certificate establishing terms of the registrant’s 4.80% Notes due 2007, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated July 16, 2002).

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).9	Form of Officers’ Certificate establishing terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).10	Form of Officers’ Certificate establishing terms of the registrant’s 4.125% Notes due 2008 including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to the registrant’s Current Report on Form 8-K dated October 29, 2003).

Exhibit 4(i).11	Form of Officers’ Certificate establishing terms of the registrant’s 4.950% Notes due 2010 and 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

Exhibit 4(i).12	Form of Officers’ Certificate establishing terms of the registrant’s Floating Rate Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated March 28, 2006).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 of the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).4*	Capital Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).8 of the registrant’s Form 10-K for the year ended January 2, 1998).

Exhibit 10(iii).5*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).6*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of the registrant’s Form 10-K for the year ended December 28, 1996).

Exhibit 10(iii).7*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).8*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant’s Form 10-K for the year ended January 1, 2000).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).9*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).10*	The 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement No. 333-98103 on Form S-8 dated August 14, 2002).

Exhibit 10(iii).11*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).12*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).13*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).14*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).15*	Amendment dated May 2, 2004 to the 2002 Equity Incentive Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).16*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).17*	Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated March 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).18*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).19	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10(iii).20*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).21*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).22*	Amendment dated February 25, 2003 to the 1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003).

Exhibit 10(iii).23	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 10(iii).24*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).25*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).26*	Deferred Compensation Plan for Safeway Non-Employee Directors II, effective January 1, 2005.

Exhibit 10(iii).27*	Letter agreement made and entered into as of January 24, 2007 by and between Safeway Inc. and Brian C. Cornell (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated January 24, 2007).

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K of Safeway Inc.).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By:	/s/ Steven A. Burd	Date: February 26, 2007
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

By:	/s/ Robert L. Edwards	Date: February 26, 2007
Robert L. Edwards
Executive Vice President and Chief Financial Officer

	/s/ David F. Bond	Date: February 26, 2007
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

Director

	/s/ Steven A. Burd	Date: February 26, 2007
Steven A. Burd

	/s/ Paul Hazen	February 26, 2007
Paul Hazen

	/s/ Janet E. Grove	February 26, 2007
Janet E. Grove

	/s/ Mohan Gyani	February 26, 2007
Mohan Gyani

	/s/ Robert I. MacDonnell	February 26, 2007
Robert I. MacDonnell

	/s/ Douglas J. Mackenzie	February 26, 2007
Douglas J. Mackenzie

SAFEWAY INC. AND SUBSIDIARIES

Director

/s/ Rebecca A. Stirn	Date: February 26, 2007
Rebecca A. Stirn

/s/ William Y. Tauscher	February 26, 2007
William Y. Tauscher

/s/ Raymond G. Viault	February 26, 2007
Raymond G. Viault