Form 10-Q
period 2007-03-24
SAFEWAY INC
filed 2007-04-27
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2007

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

As of April 25, 2007, there were issued and outstanding 441.6 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 24,	December 30,
	2007	2006
ASSETS

Current assets:
Cash and equivalents	$149.7	$216.6
Receivables	398.9	461.2
Merchandise inventories	2,675.1	2,642.5
Prepaid expenses and other current assets	283.8	245.4

Total current assets	3,507.5	3,565.7

Property	17,908.3	17,640.5
Less accumulated depreciation and amortization	(8,072.8)	(7,867.2)

Property, net	9,835.5	9,773.3

Goodwill	2,392.5	2,393.5
Prepaid pension costs	132.6	137.3
Investment in unconsolidated affiliates	224.0	219.6
Other assets	278.1	184.4

Total assets	$16,370.2	$16,273.8

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 24,	December 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$742.0	$790.7
Current obligations under capital leases	41.0	40.8
Accounts payable	2,044.8	2,464.4
Accrued salaries and wages	382.6	485.8
Income taxes	46.4	100.6
Other accrued liabilities	638.3	719.1

Total current liabilities	3,895.1	4,601.4

Long-term debt:
Notes and debentures	4,784.7	4,428.7
Obligations under capital leases	597.9	607.9

Total long-term debt	5,382.6	5,036.6

Deferred income taxes	221.9	117.4
Pension and postretirement benefit obligations	197.1	204.0
Accrued claims and other liabilities	663.6	647.5

Total liabilities	10,360.3	10,606.9

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share;
1,500 shares authorized; 583.7 and 582.5 shares outstanding	5.8	5.8
Additional paid-in capital	3,881.5	3,811.5
Accumulated other comprehensive income	104.5	94.8
Retained earnings	6,206.8	5,943.5

	10,198.6	9,855.6
Less: Treasury stock at cost; 142.4 shares	(4,188.7)	(4,188.7)

Total stockholders’ equity	6,009.9	5,666.9

Total liabilities and stockholders’ equity	$16,370.2	$16,273.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 24, 2007	March 25, 2006

Sales and other revenue	$9,321.8	$8,894.6
Cost of goods sold	(6,591.2)	(6,306.4)

Gross profit	2,730.6	2,588.2

Operating and administrative expense	(2,369.6)	(2,270.5)

Operating profit	361.0	317.7

Interest expense	(89.6)	(93.0)

Other income, net	6.8	7.7

Income before income taxes	278.2	232.4

Income tax expense	(103.8)	(89.5)

Net income	$174.4	$142.9

Earnings per share:
Basic	$0.40	$0.32

Diluted	$0.39	$0.32

Weighted average shares outstanding:
Basic	440.3	449.0

Diluted	446.4	451.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 24, 2007	March 25, 2006

OPERATING ACTIVITIES:
Net income	$174.4	$142.9
Reconciliation to net cash flow from operating activities:
Property impairment charges	6.0	14.7
Stock option expense	11.1	11.6
Depreciation expense	235.7	218.4
Amortization of deferred finance cost	1.3	1.5
LIFO expense	2.3	2.3
Equity in earnings of unconsolidated affiliates, net	(4.4)	(3.4)
Net pension expense	16.3	17.0
Contributions to pension plans	(11.6)	(6.7)
Loss (gain) on property retirements and lease exit costs	3.8	(6.1)
Increase in accrued claims and other liabilities	4.1	16.8
Other	2.2	1.6
Change in working capital items:
Receivables	11.7	25.4
Inventories at FIFO cost	(34.2)	93.0
Prepaid expenses and other current assets	(38.4)	(4.9)
Income taxes	101.4	4.0
Payables and accruals	(320.7)	(316.1)
Payables related to third-party gift cards, net of receivables	(141.9)	(83.4)

Net cash flow from operating activities	19.1	128.6

INVESTING ACTIVITIES:
Cash paid for property additions	(385.9)	(413.5)
Proceeds from sale of property	10.1	18.2
Other	(15.9)	(19.4)

Net cash flow used by investing activities	(391.7)	(414.7)

FINANCING ACTIVITIES:
Additions to short-term borrowings, net	—	40.0
Additions to long-term borrowings	402.8	706.9
Payments on long-term borrowings	(105.9)	(709.6)
Net proceeds from exercise of stock options	26.4	7.5
Dividends paid	(25.3)	(22.5)
Income tax refund related to prior years’ debt financing	4.5	—
Other	3.2	1.8

Net cash flow provided by financing activities	305.7	24.1

Effect of changes in exchange rates on cash	—	(0.4)
Decrease in cash and equivalents	(66.9)	(262.4)
CASH AND EQUIVALENTS:
Beginning of period	216.6	373.3

End of period	$149.7	$110.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 24, 2007 and March 25, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 24, 2007 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $2.3 million during the first 12 weeks of 2007 and 2006. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $591.0 million for the first quarter of 2007 and $565.4 million for the first quarter of 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first quarter of 2007, total comprehensive income was $184.1 million, which primarily consists of net income of $174.4 million, a reclassification of pension losses to net income of $6.9 million and foreign currency translation adjustments of approximately $2.2 million.

For the first quarter of 2006, total comprehensive income was $132.4 million, which primarily consists of $142.9 million of net income offset by $10.7 million of foreign currency translation adjustments.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B—NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

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

NOTE C—STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $11.1 million ($0.02 per diluted share, after related tax benefit of $4.0 million) and $11.6 million ($0.02 per diluted share, after related tax benefit of $4.5 million) in the first quarter of 2007 and 2006, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s first-quarter 2007 grants: 4.5 years expected life; expected stock volatility of 26.4%; risk-free interest rate of 4.55%; and expected dividend yield of 0.8% during the expected term. The following weighted average assumptions were used to value the Company’s first-quarter 2006 grants: 4.5 years expected life; expected stock volatility of 27.7%; risk-free interest rate of 4.57%; and expected dividend yield of 0.9% during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the first-quarter 2007 and 2006 valuations. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D—GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2007 by geographic area is as follows (in millions):

	2007
	U.S.		Canada		Total
Balance—beginning of period	$2,309.5		$84.0		$2,393.5
Adjustments	(1.1	) (1)	0.1	(2)	(1.0)

Balance—end of period	$2,308.4		$84.1		$2,392.5

(1)	Purchase accounting adjustments, primarily related to acquiring the remaining minority interests in GroceryWorks.com in 2006.
(2)	Represents foreign currency translation adjustments in Canada.

NOTE E—FINANCING

Notes and debentures were composed of the following at March 24, 2007 and December 30, 2006 (in millions):

	March 24, 2007	December 30, 2006
Commercial paper	$382.5	$—
Bank credit agreement, unsecured	25.8	52.3
Other bank borrowings, unsecured	5.1	5.3
Mortgage notes payable, secured	17.6	18.1
9.30% Senior Secured Debentures due 2007	—	24.3
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	258.3	257.8
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.71% as of March 24, 2007)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	—	24.2
Other notes payable, unsecured	7.4	7.4

	5,526.7	5,219.4
Less current maturities	(742.0)	(790.7)

Long-term portion	$4,784.7	$4,428.7

NOTE F—TAXES ON INCOME

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on December 31, 2006, the first day of the 2007 fiscal year. The Company recorded the cumulative effect of adopting FIN 48 by increasing stockholders’ equity by $139.7 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2006, the Company had unrecognized tax benefits of $138.8 million. Of this amount, $114.4 million (net of tax) represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. As of December 31, 2006, the Company had $21.4 million of interest receivable on income taxes (net of tax).

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Internal Revenue Service (“IRS”) recently completed its examination of the Company’s federal income tax returns for 2002 and 2003, and will begin its examination of the returns for 2004 and 2005 in May 2007. The IRS and other tax authorities have proposed tax deficiencies on several issues. The Company is contesting these proposed tax deficiencies. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2004, and is no longer subject to state and local income tax examinations for fiscal years before 2001. With limited exceptions, the Company’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2002.

As of March 24, 2007, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 22, 2008.

NOTE G—PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 weeks of 2007 and 2006 (in millions):

	12 Weeks Ended March 24, 2007	12 Weeks Ended March 25, 2006
Estimated return on assets	$(38.7)	$(37.8)
Service cost	21.1	23.0
Interest cost	27.4	25.1
Amortization of prior service cost	5.3	5.3
Amortization of unrecognized losses	1.2	1.4

Net pension expense	$16.3	$17.0

The Company made approximately $12.3 million of contributions to its defined benefit pension plan trusts, including $0.7 million for the Retirement Restoration Plan, in the first quarter of 2007. For the remainder of 2007, Safeway currently anticipates contributing an additional $21.9 million to these trusts.

NOTE H—CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 59-60 of the 2006 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., trial is now scheduled for January 15, 2008.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2006 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

NOTE I—STOCKHOLDERS’ EQUITY

Dividends on Common Stock

Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 to stockholders of record as of December 29, 2006. The dividend payment totaled $25.3 million.

In March 2007, Safeway’s Board of Directors declared a quarterly cash dividend of $0.0575 per common share, which was paid on April 20, 2007 to stockholders of record as of March 30, 2007. The dividend payment totaled $25.4 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $174.4 million ($0.39 per diluted share) for the first quarter ended March 24, 2007 compared to $142.9 million ($0.32 per diluted share) for the first quarter of 2006.

SALES Total sales and other revenue increased 4.8% to $9.3 billion in the first quarter of 2007 compared to $8.9 billion in the first quarter of 2006. Identical-store sales increased 4.8% for the first quarter of 2007. Excluding the effect of fuel sales, identical-store sales increased 4.5%. Sales were strong in both perishable and non-perishable products.

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

Gross profit increased 19 basis points to 29.29% of sales in the first quarter of 2007 compared to 29.10% in the first quarter of 2006. The increase in gross profit margin is primarily the result of lower advertising expense, savings from distribution initiatives, and improved shrink, partly offset by investments in price.

Vendor allowances totaled $591.0 million for the first quarter of 2007 and $565.4 million for the first quarter of 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 11 basis points to 25.42% of sales in the first quarter of 2007 from 25.53% in the first quarter of 2006. This improvement is primarily due to increased sales and lower costs as a percentage of sales from store labor and workers’ compensation.

INTEREST EXPENSE Interest expense declined to $89.6 million in the first quarter of 2007 compared to $93.0 million in the first quarter of 2006 due to lower indebtedness, partly offset by higher average interest rates.

INCOME TAX EXPENSE Income tax expense was $103.8 million, or 37.3% of pretax income, in the first quarter of 2007.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, as of the beginning of fiscal 2007. The cumulative effect of adopting FIN 48 was an increase to stockholders’ equity of $139.7 million.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2006 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

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

Liquidity and Financial Resources

Net cash flow from operating activities declined to $19.1 million in the first quarter of 2007 from $128.6 million in the first quarter of 2006 primarily due to an increase in inventory and higher payments to partners for the sale of third-party gift cards, partly offset by higher net income and an increase in income tax payable.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $391.7 million for the first quarter of 2007 compared to $414.7 million in 2006.

Financing activities provided net cash flow of $305.7 million in the first quarter of 2007 compared to $24.1 million in the first quarter of 2006 primarily due to an increase in commercial paper borrowings.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and Credit Agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

CREDIT AGREEMENT On June 1, 2005, the Company entered into a $1,600.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited, a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 24, 2007, the Company was in compliance with the covenant requirements. The Credit Agreement was amended to extend the five-year maturity by one year to 2011 on June 15, 2006. The Credit Agreement is scheduled to expire on June 1, 2011. As of March 24, 2007, borrowings totaled $25.8 million and letters of credit totaled $44.7 million under the Credit Agreement.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of March 24, 2007, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

DIVIDENDS ON COMMON STOCK Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 to stockholders of record as of December 29, 2006. The dividend payment totaled $25.3 million.

In March 2007, Safeway’s Board of Directors declared a quarterly cash dividend of $0.0575 per common share, which was paid on April 20, 2007 to stockholders of record as of March 30, 2007. The dividend payment totaled $25.4 million.

Capital Expenditure Program

Safeway invested $385.9 million in capital expenditures in the first quarter of 2007. The Company opened one new Lifestyle store, completed 23 Lifestyle remodels and closed seven stores. For the year, the Company expects to spend approximately $1.7 billion in capital expenditures, open approximately 25 new Lifestyle stores and complete approximately 275 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; uncertain tax positions; amount of unrecognized tax benefits; defenses to legal proceedings; sufficiency of liquidity for the foreseeable future; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including consumer spending levels, currency valuations, population, employment and job growth in our markets;

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our efforts to revitalize corporate brands;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our programs to improve capital management;

•	Results of our efforts to improve working capital;

•	Results of any on-going litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

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

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2006 Annual Report on Form 10-K.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 24, 2007 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 59-60 of the 2006 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., trial is now scheduled for January 15, 2008.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2006 Annual Report on Form 10-K.

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

SAFEWAY INC.

Date: April 27, 2007	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: April 27, 2007	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED MARCH 24, 2007

Exhibit 11.1	Computation of Earnings Per Common Share.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.