Form 10-Q
period 2007-06-16
SAFEWAY INC
filed 2007-07-23
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2007

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

As of July 18, 2007, there were issued and outstanding 439.8 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 16, 2007	December 30, 2006
ASSETS

Current assets:
Cash and equivalents	$202.9	$216.6
Receivables	458.8	461.2
Merchandise inventories	2,603.9	2,642.5
Prepaid expenses and other current assets	365.7	245.4

Total current assets	3,631.3	3,565.7

Property	18,417.8	17,640.5
Less accumulated depreciation and amortization	(8,346.6)	(7,867.2)

Property, net	10,071.2	9,773.3
Goodwill	2,399.4	2,393.5
Prepaid pension costs	127.9	137.3
Investment in unconsolidated affiliate	227.3	219.6
Other assets	279.5	184.4

Total assets	$16,736.6	$16,273.8

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 16, 2007	December 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$742.3	$790.7
Current obligations under capital leases	41.0	40.8
Accounts payable	2,230.7	2,464.4
Accrued salaries and wages	433.9	485.8
Income taxes	12.0	100.6
Other accrued liabilities	692.2	719.1

Total current liabilities	4,152.1	4,601.4

Long-term debt:
Notes and debentures	4,648.4	4,428.7
Obligations under capital leases	584.9	607.9

Total long-term debt	5,233.3	5,036.6

Deferred income taxes	218.5	117.4
Pension and postretirement benefit obligations	203.5	204.0
Accrued claims and other liabilities	711.5	647.5

Total liabilities	10,518.9	10,606.9
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 584.9 and 582.5 shares issued	5.8	5.8
Additional paid-in capital	3,929.7	3,811.5
Treasury stock at cost; 145.8 and 142.4 shares	(4,309.9)	(4,188.7)
Accumulated other comprehensive income	197.4	94.8
Retained earnings	6,394.7	5,943.5

Total stockholders’ equity	6,217.7	5,666.9

Total liabilities and stockholders’ equity	$16,736.6	$16,273.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006
Sales and other revenue	$9,823.3	$9,367.1	$19,145.1	$18,261.7
Cost of goods sold	(7,022.2)	(6,682.5)	(13,613.4)	(12,988.9)

Gross profit	2,801.1	2,684.6	5,531.7	5,272.8

Operating and administrative expense	(2,378.7)	(2,302.4)	(4,748.3)	(4,572.9)

Operating profit	422.4	382.2	783.4	699.9

Interest expense	(89.7)	(91.6)	(179.3)	(184.6)

Other income, net	5.4	6.5	12.2	14.2

Income before income taxes	338.1	297.1	616.3	529.5

Income tax expense	(119.9)	(50.9)	(223.7)	(140.4)

Net income	$218.2	$246.2	$392.6	$389.1

Earnings per share:
Basic	$0.50	$0.55	$0.89	$0.87

Diluted	$0.49	$0.55	$0.88	$0.86

Weighted average shares outstanding:
Basic	440.0	447.5	440.1	448.3

Diluted	446.2	449.4	446.3	450.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 16, 2007	June 17, 2006
OPERATING ACTIVITIES:
Net income	$392.6	$389.1

Reconciliation to net cash flow from operating activities:
Property impairment charges	18.7	25.3
Stock option expense	22.9	23.8
Depreciation expense	478.9	444.7
LIFO expense	4.6	4.6
Equity in earnings of unconsolidated affiliate	(7.7)	(6.9)
Net pension expense	33.1	35.9
Contributions to pension plans	(18.2)	(15.0)
Gain on property retirements and lease exit costs, net	(14.6)	(5.6)
Increase in accrued claims and other liabilities	14.4	40.4
Other	6.6	5.8
Change in working capital items:
Receivables	(31.0)	(3.6)
Inventories at FIFO cost	66.3	172.6
Prepaid expenses and other current assets	(54.7)	(56.8)
Income taxes	2.9	(67.7)
Payables and accruals	(155.2)	(128.8)
Payables related to third-party gift cards, net of receivables	(107.5)	(115.3)

Net cash flow from operating activities	652.1	742.5

INVESTING ACTIVITIES:
Cash paid for property additions	(753.1)	(741.3)
Proceeds from sale of property	87.9	45.2
Other	(27.6)	(29.7)

Net cash flow used by investing activities	(692.8)	(725.8)

FINANCING ACTIVITIES:
Additions to long-term borrowings	433.4	969.3
Payments on long-term borrowings	(305.4)	(1,072.2)
Repurchases of common stock	(120.0)	(139.7)
Dividends paid on common stock	(50.7)	(45.0)
Net proceeds from exercise of stock options	53.9	12.3
Income tax refund related to prior years’ debt financing	6.3	—
Other	5.9	0.7

Net cash flow provided (used) by financing activities	23.4	(274.6)

Effect of changes in exchange rate on cash	3.6	0.5

Decrease in cash and equivalents	(13.7)	(257.4)

CASH AND EQUIVALENTS:
Beginning of period	216.6	373.3

End of period	$202.9	$115.9

NON-CASH FINANCING ACTIVITY:
Increase in additional paid-in capital from income tax receivable	$19.8	$259.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 16, 2007 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $4.6 million during the first 24 weeks of 2007 and 2006. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $579.0 million for the second quarter of 2007 and $573.6 million for the second quarter of 2006. Vendor allowances totaled $1.2 billion for the first 24 weeks of 2007 and $1.1 billion in the first 24 weeks of 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first 24 weeks of 2007, total comprehensive income was $495.2 million, which primarily consists of net income of $392.6 million, $14.0 million of pension amortization from accumulated other comprehensive income and foreign currency translation adjustments of approximately $87.7 million.

SAFEWAY INC. AND SUBSIDIARIES

For the first 24 weeks of 2006, total comprehensive income was $416.6 million, which primarily consists of $389.1 million of net income and $28.7 million of foreign currency translation adjustments.

NOTE B–NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines and establishes a framework for measuring fair value in generally accepted accounting principles, and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

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

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $11.8 million ($0.02 per diluted share) and $12.1 million ($0.02 per diluted share) in the second quarter of 2007 and 2006, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $22.9 million ($0.03 per diluted share) and $23.8 million ($0.03 per diluted share) for the first 24 weeks of 2007 and 2006, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 24 weeks of 2007: 4.5 years expected life; expected stock volatility of 26.4% to 27.5%; risk-free interest rate of 4.46% to 4.55%; and expected dividend yield of 0.7% to 0.8% during the expected term. The following weighted average assumptions were used to value Safeway’s grants through the first 24 weeks of 2006: 4.5 years expected life; expected stock volatility of 27.3% to 27.7%; risk-free interest rate of 4.57% to 4.78%; and expected dividend yield of 0.8% to 0.9% during the expected term.

An independent third party assisted the Company in determining the Black-Scholes weighted average assumptions utilized in the 2007 and 2006 valuations. The expected term of the awards was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

SAFEWAY INC. AND SUBSIDIARIES

NOTE D–EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 16, 2007		June 17, 2006
	Diluted	Basic	Diluted	Basic
Net income	$218.2	$218.2	$246.2	$246.2

Weighted average common shares outstanding	440.0	440.0	447.5	447.5

Common share equivalents	6.2		1.9

Weighted average shares outstanding	446.2		449.4

Earnings per share	$0.49	$0.50	$0.55	$0.55

Anti-dilutive shares totaling 15.4 million and 30.7 million have been excluded from diluted weighted average shares outstanding for the 12-weeks ended June 16, 2007 and June 17, 2006, respectively.

	24 Weeks Ended
	June 16, 2007		June 17, 2006
	Diluted	Basic	Diluted	Basic
Net income	$392.6	$392.6	$389.1	$389.1

Weighted average common shares outstanding	440.1	440.1	448.3	448.3

Common share equivalents	6.2		1.9

Weighted average shares outstanding	446.3		450.2

Earnings per share	$0.88	$0.89	$0.86	$0.87

Anti-dilutive shares totaling 14.0 million and 29.6 million have been excluded from diluted weighted average shares outstanding for the 24-weeks ended June 16, 2007 and June 17, 2006, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2007 by geographic area is as follows (in millions):

	2007
	U.S.		Canada		Total
Balance-beginning of period	$2,309.5		$84.0		$2,393.5
Adjustments	(1.0	)(1)	6.9	(2)	5.9

Balance-end of period	$2,308.5		$90.9		$2,399.4

(1)	Purchase accounting adjustments, primarily related to acquiring the remaining minority interests in GroceryWorks.com in 2006.
(2)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTE F–FINANCING

Notes and debentures were composed of the following at June 16, 2007 and December 30, 2006 (in millions):

	June 16, 2007	December 30, 2006
Commercial paper	$234.8	$—
Bank credit agreement, unsecured	16.8	52.3
Other bank borrowings, unsecured	5.2	5.3
Mortgage notes payable, secured	17.1	18.1
9.30% Senior Secured Debentures due 2007	—	24.3
4.80% Senior Notes due 2007, unsecured	480.0	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	279.9	257.8
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.70% as of June 16, 2007)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	—	24.2
Other notes payable, unsecured	6.9	7.4

	5,390.7	5,219.4
Less current maturities	(742.3)	(790.7)

Long-term portion	$4,648.4	$4,428.7

On June 1, 2007, Safeway entered into the Second Amendment to Credit Agreement (the “Second Amendment”) which (i) extended the termination date of the Company’s Credit Agreement (which provides for a revolving credit facility in the aggregate amount of $1.6 billion) for an additional year to June 1, 2012, (ii) provided for two additional one-year extensions of the termination date on the terms set forth in the Second Amendment, and (iii) amended the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility.

SAFEWAY INC. AND SUBSIDIARIES

NOTE G–TAXES ON INCOME

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Internal Revenue Service (“IRS”) recently completed its examination of the Company’s federal income tax returns for 2002 and 2003, and began its examination of the returns for 2004 and 2005 in May 2007. The IRS and other tax authorities have proposed tax deficiencies on several issues. The Company is contesting these proposed tax deficiencies. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2004, and is no longer subject to state and local income tax examinations for fiscal years before 2001. With limited exceptions, the Company’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2002.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of the second quarter of 2008.

There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48.

In April 2006, Safeway announced that it had settled a federal income tax refund claim for the years 1992 through 1999 for costs associated with debt financing. In the second quarter of 2006, Safeway recorded the tax refund of $259.2 million as an increase to additional paid-in capital since the tax deductions associated with the debt financing exceeded the previously recognized book expense. Additionally, income tax expense was reduced by $58.5 million for interest earned on that refund.

NOTE H–EMPLOYEE BENEFIT PLANS

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended June 16, 2007	12 Weeks Ended June 17, 2006	24 Weeks Ended June 16, 2007	24 Weeks Ended June 17, 2006
Estimated return on assets	$(38.9)	$(37.9)	$(77.6)	$(75.8)
Service cost	21.4	23.7	42.5	46.7
Interest cost	27.7	25.9	55.2	51.1
Amortization of prior service cost	5.3	5.3	10.6	10.6
Amortization of unrecognized losses	1.2	1.9	2.4	3.3

Net pension expense	$16.7	$18.9	$33.1	$35.9

Safeway made approximately $20.0 million of contributions to its defined benefit pension plan trusts, including $1.8 million for the Retirement Restoration Plan, in the first 24 weeks of 2007. For the remainder of 2007, Safeway currently anticipates contributing an additional $15.6 million to these trusts.

SAFEWAY INC. AND SUBSIDIARIES

NOTE I–CONTINGENCIES

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

NOTE J–STOCKHOLDERS’ EQUITY

Dividends on Common Stock

Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 and April 20, 2007 to stockholders of record as of December 29, 2006 and March 30, 2007, respectively. The dividend payments totaled $50.7 million.

In May 2007, the Company’s Board of Directors approved a 20% increase in the quarterly dividend from $0.0575 to $0.069 per common share. A cash dividend of $0.069 per common share was paid on July 19, 2007 to stockholders of record as of June 29, 2007. The dividend payment totaled $30.3 million.

Stock Repurchase Program

During the second quarter of 2007, the Company repurchased approximately 3.4 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $120.0 million. The average price per share, excluding commissions, was approximately $35.52. The remaining board authorization for stock repurchases is $627.2 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

NOTE K–GAIN ON SALE OF PROPERTY AND STORE LEASE EXIT COSTS

Operating and administrative expense in the second quarter of 2007 included $5.8 million in net property gains primarily related to a $46.0 million gain on the sale of a Bellevue, Washington distribution center partially offset by $30.3 million in store lease exit costs related to the previously announced closures of underperforming Dominick’s stores.

SAFEWAY INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $218.2 million ($0.49 per diluted share) for the second quarter ended June 16, 2007.

Net income in the second quarter of 2006 was $246.2 million ($0.55 per diluted share), which benefited from a $58.5 million ($0.13 per diluted share) reduction in income tax expense related to an income tax refund.

SALES AND OTHER REVENUE Total sales and other revenue increased 4.9% to $9.8 billion in the second quarter of 2007 compared to $9.4 billion in the second quarter of 2006. Identical-store sales increased 4.5% for the second quarter of 2007. Excluding the effect of fuel sales, identical-store sales increased 3.7%. Contributions from Lifestyle stores as well as strong perishable and non-perishable performance drove this increase.

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

Gross profit margin decreased 15 basis points to 28.51% of sales in the second quarter of 2007 compared to 28.66% in the second quarter of 2006. Higher fuel sales (which have a lower gross profit margin) accounted for 14 basis points of the gross profit margin decline.

Vendor allowances totaled $579.0 million for the second quarter of 2007 and $573.6 million for the second quarter of 2006. Vendor allowances totaled $1.2 billion for the first 24 weeks of 2007 and $1.1 billion in the first 24 weeks of 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 37 basis points to 24.21% of sales in the second quarter of 2007 from 24.58% in the second quarter of 2006. This improvement is primarily due to increased sales, lower workers’ compensation expense, net property gains and lower store labor as a percentage of sales, partly offset by higher occupancy costs.

INTEREST EXPENSE Interest expense declined to $89.7 million in the second quarter of 2007 compared to $91.6 million in the second quarter of 2006 due to lower indebtedness, partly offset by higher average interest rates.

SAFEWAY INC. AND SUBSIDIARIES

INCOME TAX EXPENSE Income tax expense was $119.9 million, or 35.5% of pretax income, in the second quarter of 2007.

Income tax expense was $50.9 million, or 17.1% of pretax income, in the second quarter of 2006. Income tax expense in that quarter was reduced by a $58.5 million ($0.13 per diluted share) benefit related to an income tax refund.

24-WEEKS ENDED JUNE 16, 2007 COMPARED WITH 24-WEEKS ENDED JUNE 17, 2006

Net income for the first 24 weeks of 2007 was $392.6 million ($0.88 per diluted share) compared to $389.1 million ($0.86 per diluted share) in the first 24 weeks of 2006. Net income in the first 24 weeks of 2006 benefited from a $58.5 million ($0.13 per diluted share) reduction in income tax expense related to an income tax refund.

The gross profit margin was 28.89% in the first 24 weeks of 2007 compared to 28.87% in 2006. Operating and administrative expense was 24.80% in 2007 compared to 25.04% in 2006.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2006 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, stock-based employee compensation and goodwill.

Income Tax Contingencies The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines and establishes a framework for measuring fair value in generally accepted accounting principles, and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Safeway is currently assessing the impact of SFAS No. 157 on its financial statements.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $652.1 million in the first 24 weeks of 2007 compared to $742.5 million in the first 24 weeks of 2006. Cash flow in 2006 benefited from a $173 million decline in inventory. Inventory declined in 2007 as well, but only by $66 million.

SAFEWAY INC. AND SUBSIDIARIES

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $692.8 million for the first 24 weeks of 2007 compared to $725.8 million in 2006.

Financing activities provided net cash flow of $23.4 million in the first 24 weeks of 2007. Financing activities used cash of $274.6 million in 2006 primarily due to the higher pay down of maturing long-term debt.

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

CREDIT AGREEMENT On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. On June 1, 2007, the Company amended the credit agreement again for purposes of (i) extending the termination date of the credit agreement for an additional year to June 1, 2012, (ii) providing for two additional one-year extensions of the termination date on the terms set forth in the amendment, and (iii) amending the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 16, 2007, the Company was in compliance with the covenant requirements. As of June 16, 2007, borrowings totaled $16.8 million and letters of credit totaled $43.9 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,539.3 million as of June 16, 2007. The Credit Agreement is scheduled to expire on June 1, 2012.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of June 16, 2007, $1.3 billion of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

DIVIDENDS ON COMMON STOCK Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 and April 20, 2007 to stockholders of record as of December 29, 2006 and March 30, 2007, respectively. The dividend payments totaled $50.7 million.

In May 2007, the Company’s Board of Directors approved a 20% increase in the quarterly dividend from $0.0575 to $0.069 per common share. A cash dividend of $0.069 per common share was paid on July 19, 2007 to stockholders of record as of June 29, 2007. The dividend payment totaled $30.3 million.

STOCK REPURCHASE PROGRAM In December 2006, the Board of Directors increased the total authorized level of the Company’s stock repurchase program to $4.0 billion from the previously announced

SAFEWAY INC. AND SUBSIDIARIES

level of $3.5 billion. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.4 billion, leaving an authorized amount for repurchases of $627.2 million. The Company did not repurchase stock in the first quarter of 2007. During the second quarter of 2007, the Company repurchased approximately 3.4 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $120.0 million. The average price per share, excluding commissions, was approximately $35.52. The timing and volume of future repurchases will depend on several factors, including market conditions.

CONTRACTUAL OBLIGATIONS The Company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2006 was $138.8 million. The Company has not provided a detailed estimate of the timing due to the uncertainty of when the related tax settlements are due.

There have been no other material changes in the Company’s contractual obligations other than in the ordinary course of business since the end of fiscal 2006. Refer to the Annual Report on Form 10-K for additional information regarding Safeway’s contractual obligations.

Capital Expenditure Program

Safeway invested $753.1 million in capital expenditures in the first 24 weeks of 2007. The Company opened five new Lifestyle stores, completed 82 Lifestyle remodels and closed 26 stores. For the year, the Company expects to spend approximately $1.7 billion in capital expenditures, open approximately 20 new Lifestyle stores and complete approximately 260 Lifestyle remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “will,” “may,” “continuing,” “on-going,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; amount of unrecognized tax benefits; sufficiency of liquidity for the foreseeable future; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, currency valuations, population, employment and job growth in our markets;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our efforts to revitalize corporate brands;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

SAFEWAY INC. AND SUBSIDIARIES

•	Results of any on-going litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley, S.A. de C. V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended June 16, 2007 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2007.

Fiscal period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
March 25, 2007 – April 21, 2007	10,716	$37.52	—	$747.2
April 22, 2007 – May 19, 2007	2,807,303	35.78	2,784,840	647.5
May 20, 2007 – June 16, 2007	590,600	34.32	590,600	627.2

TOTAL	3,408,619	$35.53	3,375,440	$627.2

[1]

Includes 33,179 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

[2]	Average price per share excludes commissions. Average price per share excluding the withheld restricted shares referred to in footnote 1 above was $35.52.
[3]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002 and then to $4.0 billion in 2006. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.4 billion, leaving an authorized amount for repurchases of $627.2 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 16, 2007, at which the stockholders voted on proposals as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 1. Election of Directors.
Steven A. Burd	382,158,462	5,963,410	3,384,348	N/A
Janet E. Grove	382,310,253	6,241,909	2,954,058	N/A
Mohan Gyani	382,114,233	6,407,769	2,984,218	N/A
Paul Hazen	377,549,593	10,777,408	3,179,219	N/A
Robert I. MacDonnell	377,534,649	10,783,393	3,187,878	N/A
Douglas J. Mackenzie	386,017,423	2,519,732	2,969,065	N/A
Rebecca A. Stirn	382,131,551	6,422,270	2,952,399	N/A
William Y. Tauscher	381,496,661	6,718,546	3,291,013	N/A
Raymond G. Viault	382,080,826	6,449,633	2,975,761	N/A

Proposal 2. Approval of Safeway Inc. 2007 Equity and Incentive Award Plan.	322,739,817	34,426,268	2,741,748	31,598,387

Proposal 3. Approval of Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc.	382,735,168	5,872,365	2,898,688	N/A

Proposal 4. Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2007.	377,974,012	10,671,787	2,860,421	N/A

Proposal 5. Stockholder Proposal Regarding Cumulative Voting.	131,829,890	225,293,157	2,784,786	31,598,387

Proposal 6. Stockholder Proposal Regarding an Independent Director Acting as Chairman of the Board.	49,096,550	307,932,329	2,878,953	31,598,387

Proposal 7. Stockholder Proposal Regarding Labeling Products of Cloning or Genetic Engineering.	21,683,761	262,394,145	75,829,927	31,598,387

Proposal 8. Stockholder Proposal Regarding Sustainability Report.	113,875,902	170,615,785	75,416,146	31,598,387

Proposal 9. Stockholder Proposal Regarding Report on Controlled-Atmosphere Killing.	25,378,109	252,369,751	82,159,973	31,598,387

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).27	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).28*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).29*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).30*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).31*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).32*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).33*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: July 23, 2007	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 23, 2007	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED JUNE 16, 2007

Exhibit 10(iii).27	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).28*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).29*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).30*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).31*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).32*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).33*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement