Form 10-Q
period 2007-09-08
SAFEWAY INC
filed 2007-10-16
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2007

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

As of October 10, 2007, there were issued and outstanding 442.4 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 8, 2007	December 30, 2006
ASSETS
Current assets:
Cash and equivalents	$197.8	$216.6
Receivables	427.0	461.2
Merchandise inventories	2,602.3	2,642.5
Prepaid expenses and other current assets	272.9	245.4

Total current assets	3,500.0	3,565.7

Property	18,898.4	17,640.5
Less accumulated depreciation and amortization	(8,547.0)	(7,867.2)

Property, net	10,351.4	9,773.3
Goodwill	2,401.2	2,393.5
Prepaid pension costs	123.2	137.3
Investment in unconsolidated affiliate	221.2	219.6
Other assets	268.5	184.4

Total assets	$16,865.5	$16,273.8

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 8, 2007	December 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$258.1	$790.7
Current obligations under capital leases	38.8	40.8
Accounts payable	2,211.1	2,464.4
Accrued salaries and wages	453.6	485.8
Other accrued liabilities	713.7	819.7

Total current liabilities	3,675.3	4,601.4

Long-term debt:
Notes and debentures	5,022.0	4,428.7
Obligations under capital leases	579.0	607.9

Total long-term debt	5,601.0	5,036.6
Deferred income taxes	216.8	117.4
Pension and postretirement benefit obligations	205.3	204.0
Accrued claims and other liabilities	689.9	647.5

Total liabilities	10,388.3	10,606.9
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 588.4 and 582.5 shares issued	5.9	5.8
Additional paid-in capital	4,006.9	3,811.5
Treasury stock at cost; 146.2 and 142.4 shares	(4,322.4)	(4,188.7)
Accumulated other comprehensive income	228.0	94.8
Retained earnings	6,558.8	5,943.5

Total stockholders’ equity	6,477.2	5,666.9

Total liabilities and stockholders’ equity	$16,865.5	$16,273.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 8, 2007	September 9, 2006	September 8, 2007	September 9, 2006
Sales and other revenue	$9,784.5	$9,419.8	$28,929.6	$27,681.5
Cost of goods sold	(6,995.1)	(6,753.7)	(20,608.5)	(19,742.6)

Gross profit	2,789.4	2,666.1	8,321.1	7,938.9
Operating and administrative expense	(2,398.4)	(2,312.0)	(7,146.7)	(6,884.9)

Operating profit	391.0	354.1	1,174.4	1,054.0
Interest expense	(89.2)	(90.0)	(268.5)	(274.6)
Other income, net	5.2	11.2	17.4	25.4

Income before income taxes	307.0	275.3	923.3	804.8
Income tax expense	(112.4)	(101.8)	(336.1)	(242.2)

Net income	$194.6	$173.5	$587.2	$562.6

Earnings per share:
Basic	$0.44	$0.39	$1.33	$1.26

Diluted	$0.44	$0.39	$1.32	$1.25

Weighted average shares outstanding:
Basic	440.2	443.8	440.2	446.8

Diluted	445.1	447.0	446.1	449.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 8, 2007	September 9, 2006
OPERATING ACTIVITIES:
Net income	$587.2	$562.6
Reconciliation to net cash flow from operating activities:
Depreciation expense	728.0	673.6
Property impairment charges	20.9	26.4
Stock option expense	35.2	34.7
LIFO expense	6.9	6.9
Equity in earnings of unconsolidated affiliate	(10.5)	(14.0)
Dividend received from unconsolidated affiliate	8.9	—
Net pension expense	50.1	55.1
Contributions to pension plans	(23.5)	(19.3)
Gain on property retirements and lease exit costs, net	(19.4)	(14.0)
(Decrease) increase in accrued claims and other liabilities	(0.6)	49.4
Other	8.9	9.3
Changes in working capital items:
Receivables	(6.9)	(6.3)
Inventories at FIFO cost	74.3	148.3
Prepaid expenses and other current assets	(10.4)	(18.1)
Income taxes	68.2	112.0
Payables and accruals	(128.1)	(72.6)
Payables related to third-party gift cards, net of receivables	(141.2)	(80.4)

Net cash flow from operating activities	1,248.0	1,453.6

INVESTING ACTIVITIES:
Cash paid for property additions	(1,236.6)	(1,111.6)
Proceeds from sale of property	90.7	62.7
Other	(37.3)	(48.7)

Net cash flow used by investing activities	(1,183.2)	(1,097.6)

FINANCING ACTIVITIES:
Additions to long-term borrowings	1,413.7	995.5
Payments on long-term borrowings	(1,414.4)	(1,423.8)
Repurchases of common stock	(132.5)	(193.1)
Dividends paid on common stock	(81.0)	(70.6)
Net proceeds from exercise of stock options	87.5	31.7
Income tax refund related to prior years’ debt financing	6.5	259.2
Other	29.9	3.1

Net cash flow used by financing activities	(90.3)	(398.0)

Effect of changes in exchange rate on cash	6.7	0.8
Decrease in cash and equivalents	(18.8)	(41.2)
CASH AND EQUIVALENTS:
Beginning of period	216.6	373.3

End of period	$197.8	$332.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 8, 2007 and September 9, 2006 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an annual basis in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 8, 2007 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the application of the LIFO method of valuing certain domestic inventories, based upon estimated annual inflation (“LIFO Indices”). Safeway recorded estimated LIFO expense of $6.9 million during the first 36 weeks of 2007 and 2006. Actual LIFO Indices are calculated during the fourth quarter of the year based upon a statistical sampling of inventories.

Vendor Allowances

Vendor allowances totaled $560.8 million for the third quarter of 2007 and $567.9 million for the third quarter of 2006. Vendor allowances totaled $1.7 billion for the first 36 weeks of 2007 and 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first 36 weeks of 2007, total comprehensive income was $720.5 million, which primarily consists of net income of $587.2 million, pension amortization of $21.7 million from accumulated other comprehensive income to pension expense and foreign currency translation adjustments of approximately $110.0 million.

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

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $12.3 million ($0.02 per diluted share) and $10.9 million ($0.02 per diluted share) in the third quarter of 2007 and 2006, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $35.2 million ($0.05 per diluted share) and $34.7 million ($0.05 per diluted share) for the first 36 weeks of 2007 and 2006, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted average assumptions were used to value Safeway’s grants through the first 36 weeks of 2007: 4.5 years expected life; expected stock volatility of 26.4% to 29.5%; risk-free interest rate of 4.46% to 4.78%; and expected dividend yield of 0.7% to 0.8% during the expected term. The following weighted average assumptions were used to value Safeway’s grants through the first 36 weeks of 2006: 4.5 years expected life; expected stock volatility of 27.1% to 27.7%; risk-free interest rate of 4.57% to 4.78%; and expected dividend yield of 0.8% to 0.9% during the expected term.

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

The following tables provide a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 8, 2007		September 9, 2006
	Diluted	Basic	Diluted	Basic
Net income	$194.6	$194.6	$173.5	$173.5

Weighted average common shares outstanding	440.2	440.2	443.8	443.8

Common share equivalents	4.9		3.2

Weighted average shares outstanding	445.1		447.0

Earnings per share	$0.44	$0.44	$0.39	$0.39

Anti-dilutive shares totaling 16.3 million and 21.2 million have been excluded from diluted weighted average shares outstanding for the 12-weeks ended September 8, 2007 and September 9, 2006, respectively.

	36 Weeks Ended
	September 8, 2007		September 9, 2006
	Diluted	Basic	Diluted	Basic
Net income	$587.2	$587.2	$562.6	$562.6

Weighted average common shares outstanding	440.2	440.2	446.8	446.8

Common share equivalents	5.9		2.2

Weighted average shares outstanding	446.1		449.0

Earnings per share	$1.32	$1.33	$1.25	$1.26

Anti-dilutive shares totaling 14.7 million and 24.7 million have been excluded from diluted weighted average shares outstanding for the 36-weeks ended September 8, 2007 and September 9, 2006, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2007 by geographic area is as follows (in millions):

	2007
	U.S.		Canada		Total
Balance–beginning of period	$2,309.5		$84.0		$2,393.5
Adjustments	(0.9	)(1)	8.6	(2)	7.7

Balance–end of period	$2,308.6		$92.6		$2,401.2

(1)	Purchase accounting adjustments, primarily related to acquiring the remaining minority interests in GroceryWorks.com in 2006.

(2)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following at September 8, 2007 and December 30, 2006 (in millions):

	September 8, 2007	December 30, 2006
Commercial paper	$116.4	$—
Bank credit agreement, unsecured	—	52.3
Other bank borrowings, unsecured	4.9	5.3
Mortgage notes payable, secured	20.6	18.1
9.30% Senior Secured Debentures due 2007	—	24.3
4.80% Senior Notes due 2007, unsecured	—	480.0
7.00% Senior Notes due 2007, unsecured	250.0	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	285.4	257.8
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.71% as of September 8, 2007)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	—	24.2
Other notes payable, unsecured	2.8	7.4

	5,280.1	5,219.4
Less current maturities	(258.1)	(790.7)

Long-term portion	$5,022.0	$4,428.7

Pursuant to a shelf registration, Safeway issued $500.0 million of 6.35% Notes (the “Notes”) on August 17, 2007. The Notes mature on August 15, 2017. The Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program which had been used to repay $480.0 million of Senior Notes which matured in July 2007. At Safeway’s option, the Notes can be redeemed, in whole or in part, at anytime at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. Additionally, Safeway will be required to offer payment in cash equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, upon change of control as described in the terms of the Notes.

On June 1, 2007, Safeway entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) which (i) extended the termination date of the Company’s Credit Agreement (which provides for a revolving credit facility in the aggregate amount of $1.6 billion) for an additional year to June 1, 2012, (ii) provided for two additional one-year extensions of the termination date on the terms set forth in the Second Amendment, and (iii) amended the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of the third quarter of 2008.

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

NOTE H–EMPLOYEE BENEFIT PLANS

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended Sept. 8, 2007	12 Weeks Ended Sept. 9, 2006	36 Weeks Ended Sept. 8, 2007	36 Weeks Ended Sept. 9, 2006
Estimated return on assets	$(39.2)	$(37.0)	$(116.8)	$(112.8)
Service cost	21.7	23.4	64.3	70.1
Interest cost	27.9	25.8	83.0	76.9
Amortization of prior service cost	5.3	5.3	15.9	16.0
Amortization of unrecognized losses	1.3	1.7	3.7	4.9

Net pension expense	$17.0	$19.2	$50.1	$55.1

Safeway made approximately $26.4 million of contributions to its defined benefit pension plan trusts, including $2.9 million for the Retirement Restoration Plan, in the first 36 weeks of 2007. For the remainder of 2007, Safeway currently anticipates contributing an additional $9.7 million to these trusts.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on pages 59-60 of the 2006 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as noted in subsequent filings and except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., trial is now scheduled for April 15, 2008.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2006 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

NOTE J–STOCKHOLDERS’ EQUITY

Dividends on Common Stock

Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 and April 20, 2007 to stockholders of record as of December 29, 2006 and March 30, 2007, respectively. In May 2007, the Company’s Board of Directors approved a 20% increase in the quarterly dividend from $0.0575 to $0.069 per common share. A cash dividend of $0.069 per common share was paid on July 19, 2007 to stockholders of record as of June 29, 2007. Dividend payments to date in 2007 have totaled $81.0 million.

Stock Repurchase Program

During the third quarter of 2007, the Company repurchased approximately 0.4 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $12.5 million. The average price per share, excluding commissions, was $31.54. Year-to-date through the third quarter of 2007, Safeway has repurchased approximately 3.8 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $132.5 million. The average price per share, excluding commissions, was $35.10. The remaining board authorization for stock repurchases is $614.7 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

NOTE K–GAIN ON SALE OF PROPERTY, STORE LEASE EXIT COSTS AND PROPERTY IMPAIRMENT CHARGES

Operating and administrative expense in the first 36 weeks of 2007 included $1.5 million in net property losses primarily related to $30.3 million in store lease exit costs from the previously announced closures of underperforming Dominick’s stores and $20.9 million in property impairment charges partially offset by a $46.0 million gain on the sale of a Bellevue, Washington distribution center.

SAFEWAY INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $194.6 million ($0.44 per diluted share) for the third quarter ended September 8, 2007. Net income in the third quarter of 2006 was $173.5 million ($0.39 per diluted share). This represents a 13% increase in earnings per share.

SALES AND OTHER REVENUE Total sales and other revenue increased 3.9% to $9.8 billion in the third quarter of 2007 compared to $9.4 billion in the third quarter of 2006. Excluding the effect of fuel sales, comparable-store sales increased 3.2% and identical-store sales increased 3.0%.

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

Gross profit margin increased 21 basis points to 28.51% of sales in the third quarter of 2007 compared to 28.30% in the third quarter of 2006, primarily because of lower advertising and supply chain expense.

Vendor allowances totaled $560.8 million for the third quarter of 2007 and $567.9 million for the third quarter of 2006. Vendor allowances totaled $1.7 billion for the first 36 weeks of 2007 and 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense was 24.51% of sales in the third quarter of 2007, down three basis points from 24.54% in the third quarter of 2006. This improvement is primarily due to increased sales, lower workers’ compensation expense, and lower utility expense and store labor as a percentage of sales, partly offset by higher depreciation expense, lower gains on disposal of properties and higher debit and credit card fees.

INTEREST EXPENSE Interest expense declined slightly to $89.2 million in the third quarter of 2007 from $90.0 million in the third quarter of 2006 due to lower indebtedness, partly offset by higher average interest rates.

INCOME TAX EXPENSE Income tax expense was $112.4 million, or 36.6% of pretax income, in the third quarter of 2007. Income tax expense was $101.8 million, or 37.0% of pretax income, in the third quarter of 2006.

SAFEWAY INC. AND SUBSIDIARIES

36-WEEKS ENDED SEPTEMBER 8, 2007 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 9, 2006 Net income for the first 36 weeks of 2007 was $587.2 million ($1.32 per diluted share) compared to $562.6 million ($1.25 per diluted share) in the first 36 weeks of 2006. Net income in the first 36 weeks of 2006 benefited from a $58.5 million ($0.13 per diluted share) reduction in income tax expense related to an income tax refund.

The gross profit margin was 28.76% in the first 36 weeks of 2007 compared to 28.68% in 2006. Operating and administrative expense was 24.70% in 2007 compared to 24.87% in 2006.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $1,248.0 million in the first 36 weeks of 2007 compared to $1,453.6 million in the first 36 weeks of 2006. Changes in working capital items used cash of $144.1 million in 2007 and provided cash of $82.9 million in 2006.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $1,183.2 million for the first 36 weeks of 2007 compared to $1,097.6 million in 2006.

Financing activities used net cash flow of $90.3 million in the first 36 weeks of 2007. Financing activities used cash of $398.0 million in 2006 primarily due to the higher pay down of maturing long-term debt.

SAFEWAY INC. AND SUBSIDIARIES

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

CREDIT AGREEMENT On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. On June 1, 2007, the Company amended the credit agreement again for purposes of (i) extending the termination date of the credit agreement for an additional year to June 1, 2012, (ii) providing for two additional one-year extensions of the termination date on the terms set forth in the amendment, and (iii) amending the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 8, 2007, the Company was in compliance with the covenant requirements. As of September 8, 2007, there were no borrowings, and letters of credit totaled $38.5 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,561.5 million as of September 8, 2007. The Credit Agreement is scheduled to expire on June 1, 2012.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of September 8, 2007, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

Pursuant to the shelf registration, Safeway issued $500.0 million of 6.35% Notes (the “Notes”) on August 17, 2007. The Notes mature on August 15, 2017. The Company will pay interest on the Notes on February 15 and August 15 of each year, beginning on February 15, 2008. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program which had been used to repay $480.0 million of Senior Notes which matured in July 2007. At Safeway’s option, the Notes can be redeemed, in whole or in part, at anytime at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. Additionally, Safeway will be required to offer payment in cash equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, upon change of control as described in the terms of the Notes.

DIVIDENDS ON COMMON STOCK Safeway paid a quarterly dividend of $0.0575 per common share on January 19, 2007 and April 20, 2007 to stockholders of record as of December 29, 2006 and March 30, 2007, respectively. In May 2007, the Company’s Board of Directors approved a 20% increase in the quarterly dividend from $0.0575 to $0.069 per common share. A cash dividend of $0.069 per common share was paid on July 19, 2007 to stockholders of record as of June 29, 2007. Dividend payments to date in 2007 have totaled $81.0 million.

SAFEWAY INC. AND SUBSIDIARIES

STOCK REPURCHASE PROGRAM In December 2006, the Board of Directors increased the total authorized level of the Company’s stock repurchase program to $4.0 billion from the previously announced level of $3.5 billion. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.4 billion, leaving an authorized amount for repurchases of $614.7 million. During the third quarter of 2007, the Company repurchased approximately 0.4 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $12.5 million. The average price per share, excluding commissions, was $31.54. Year-to-date through the third quarter of 2007, Safeway repurchased approximately 3.8 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $132.5 million. The average price per share, excluding commissions, was $35.10. The timing and volume of future repurchases will depend on several factors, including market conditions.

CREDIT RATINGS On July 23, 2007, Standard & Poor’s Rating Services affirmed the Company’s BBB- credit rating and revised its outlook to positive from stable. On August 1, 2007, Moody’s Investors Services affirmed Safeway’s Baa2 rating and revised its outlook to stable from negative. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently. Please refer to the caption “Credit Ratings” on page 28 of our most recent Annual Report on Form 10-K for a further discussion of Safeway’s credit ratings.

CONTRACTUAL OBLIGATIONS The Company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year. The amount of unrecognized tax benefits at December 31, 2006 was $138.8 million. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

There have been no other material changes in the Company’s contractual obligations other than in the ordinary course of business since the end of fiscal 2006. Please refer to the Annual Report on Form 10-K for additional information regarding Safeway’s contractual obligations.

Capital Expenditure Program

Safeway invested $1.2 billion in capital expenditures in the first 36 weeks of 2007. The Company opened six new Lifestyle stores, completed 158 Lifestyle remodels and closed 29 stores. For the year, the Company expects to spend approximately $1.7 billion in capital expenditures, open approximately 20 new Lifestyle stores and complete approximately 260 Lifestyle remodels.

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

SAFEWAY INC. AND SUBSIDIARIES

•	General business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, currency valuations, population, employment and job growth in our markets;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our continuing efforts to improve corporate brands;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any on-going litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 8, 2007 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., trial is now scheduled for April 15, 2008.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2007.

Fiscal period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 17, 2007 – July 14, 2007	—	$—	—	$627.2
July 15, 2007 – August 11, 2007	395,000	31.54	395,000	614.7
August 12, 2007 – September 8, 2007	—	—	—	614.7

TOTAL	395,000	$31.54	395,000	$614.7

[1]	Average price per share excludes commissions.

[2]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002 and then to $4.0 billion in 2006. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.4 billion, leaving an authorized amount for repurchases of $614.7 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 4(i).13	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: October 15, 2007	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 15, 2007	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 8, 2007

Exhibit 4(i).13	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.