Form 10-K
period 2007-12-29
SAFEWAY INC
filed 2008-02-26
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 2007 was approximately $15.0 billion.

As of February 21, 2008, there were outstanding 440.2 million shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part

Portions of the definitive proxy statement for

use in connection with the Annual Meeting of

Stockholders (to be held May 14, 2008) to be

filed within 120 days after the end of the fiscal

year ended December 29, 2007

III

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Safeway Inc. (“Safeway” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company also provides forward-looking statements in other materials which are released to the public, as well as oral forward-looking statements. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: dividend payments on common stock; expansion of product lines; cash capital expenditures; efforts to revitalize operations in certain markets; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan contributions; obligations and payments under benefit plans; total unrecognized tax benefits; amount of indebtedness and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, currency valuations, population, employment and job growth in our markets;
•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;
•	Results of our programs to control or reduce costs, improve buying practices and control shrink;
•	Results of our programs to increase sales;
•	Results of our continuing efforts to improve corporate brands;
•	Results of our programs to improve our perishables departments;
•	Results of our promotional programs;
•	Results of our capital program;
•	Results of our efforts to improve working capital;
•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;
•	The resolution of uncertain tax positions;
•	The ability to achieve satisfactory operating results in all geographic areas where we operate;
•	Changes in the financial performance of our equity investments;
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

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,743 stores at year-end 2007. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.

In 2006 a subsidiary of Safeway purchased the remaining minority interests in GroceryWorks Holdings, LLC, the parent company of Safeway’s online grocery channel, GroceryWorks.com Operating Company, LLC (“GroceryWorks”). GroceryWorks operates under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 137 food and general merchandise stores in Western Mexico.

Blackhawk, a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom and Australia.

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

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes Safeway’s stores by size at year-end 2007:

Square footage	Number of stores	Percent of total
Less than 30,000	242	14%
30,000 to 50,000	742	43
More than 50,000	759	43
Total stores	1,743	100%

Store Ownership    At year-end 2007, Safeway owned approximately 41% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

Merchandising    Safeway’s operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high-quality products at competitive prices. To provide one-stop shopping for today’s busy shoppers, the Company emphasizes high-quality produce and meat and offers many specialty items through its various specialty departments.

Safeway is focused on differentiating its offering with high-quality perishables. The Company believes it has developed a reputation for having the best produce in the market, through high-quality specifications and precise handling procedures, and the most tender and flavorful meat, through the Company’s Rancher’s Reserve Tender Beef offering. In addition, Safeway has developed a variety of new items in the deli/food service department, including Signature Cafe sandwiches, soups and salads that provide meal solutions to today’s busy shoppers.

Safeway has continued to develop its premium line of Consumer Brand products. Hundreds of items have been developed since 1993 under the “Safeway SELECT” banner. The award-winning Safeway SELECT line is designed to offer premium quality products that the Company believes are equal or superior in quality to comparable best-selling, nationally advertised brands, or are unique to the category and not available from national brand manufacturers. The Safeway SELECT line of products includes: unique salsas, bagged salads, whole bean coffees, cookies, frozen pizzas, fresh and frozen pastas and an extensive array of ice creams and hors d’oeuvres.

In late 2005, Safeway unveiled the line of O ORGANICS food and beverage products. Everything in the O ORGANICS line, which includes more than 300 items, comes from certified organic growers or processors and is USDA-certified organic. The O ORGANICS line includes, among other products: milk, chicken, salads, juices and entrees. Further expansion of the line is expected in 2008.

Safeway launched Eating Right, a line of great-tasting, better-for-you products, in July 2007. Eating Right products span more than 20 categories, including frozen entrees, soups, produce and salad dressings, with further expansion expected in 2008.

Priority Total Pet Care, a line of pet foods and pet care products, and Basic Red, value-priced paper goods, were introduced in 2006. Other Safeway brands include the Lucerne line of dairy products & the Primo Taglio line of meats and cheeses.

Manufacturing and Wholesale    The principal function of manufacturing operations is to purchase, manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, approximately 22% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private-label products to independent grocery stores and institutional customers.

SAFEWAY INC. AND SUBSIDIARIES

Safeway operated the following manufacturing and processing facilities at year-end 2007:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	–	2
Soft drink bottling plants	4	–
Fruit and vegetable processing plants	1	3
Cake commissary	1	–
Total	20	12

In addition, the Company operates laboratory facilities for quality assurance and research and development in certain plants and at its corporate offices.

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

SAFEWAY INC. AND SUBSIDIARIES

Capital Expenditure Program    A key component of the Company’s long-term growth strategy is its capital expenditure program. The Company’s capital expenditure program funds, among other things, new stores, remodels, manufacturing plants, distribution facilities and information technology. Safeway’s management has maintained a rigorous program to select and approve new capital investments.

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2007	2006	2005	2004	2003
Total stores at beginning of year	1,761	1,775	1,802	1,817	1,808

Stores opened:
New	13	7	11	22	22
Replacement	7	10	10	11	18
	20	17	21	33	40

Stores closed	38	31	48	48	31
Total stores at year end	1,743	1,761	1,775	1,802	1,817

Remodels completed (1) Lifestyle remodels	253	276	293	92	19
Other remodels	15	8	22	23	56
	268	284	315	115	75

Number of fuel stations at year end	361	340	314	311	270
Total retail square footage at year end (in millions)	80.3	80.8	81.0	82.1	82.6

Cash capital expenditures	$1,768.7	$1,674.2	$1,383.5	$1,212.5	$935.8
Cash capital expenditures as a percentage of sales and other revenue	4.2%	4.2%	3.6%	3.4%	2.6%

(1)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.

During 2007 Safeway invested $1.77 billion in cash capital expenditures. The Company opened 20 new Lifestyle stores, remodeled 253 stores to the Lifestyle format and closed 38 stores. The Company also completed 15 other remodels. In 2008 the Company expects to spend approximately $1.70 to $1.75 billion in cash capital expenditures and to open approximately 20 to 25 new Lifestyle stores and to remodel approximately 250 to 255 stores into the Lifestyle format. At year-end 2007, 59% of Safeway’s store base was in the Lifestyle format, and the Company expects to have approximately 75% in this format by the end of 2008 and approximately 90% in this format by the end of 2009.

Financial Information about Segments    Note L to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments.

Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 400 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS, Lucerne, Primo Taglio, Eating Right, Basic Red and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randall’s, Tom Thumb, Genuardi’s and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

SAFEWAY INC. AND SUBSIDIARIES

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway also has invested significantly in “Safeway,” both as a trade name and a trademark, and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada more than 200 trademarks, most of which replicate trademarks owned in the United States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks, “Macdonalds Consolidated” and “Family Foods” in connection with wholesale distribution of merchandise to independent grocers. In Canada each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

Working Capital    At year-end 2007, working capital consisted of $4.0 billion in current assets and $5.1 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.

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

Compliance with Environmental Laws    The Company’s compliance with the federal, state, local and foreign laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise related to the protection of the environment, has not had and is not expected to have a material adverse effect upon the Company’s financial position or results of operations.

Employees    At year-end 2007, Safeway had approximately 201,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of 10 different international unions. There are approximately 400 such agreements, typically having three-year terms, with some agreements having terms of up to five years. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2007 contracts covering approximately 65,000 employees were ratified. The United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements, which covered approximately 62,000 employees, primarily in the Company’s Northern California, Vons and Seattle divisions’ stores, were ratified.

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

SAFEWAY INC. AND SUBSIDIARIES

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

Competitive Industry Conditions    We face intense competition from traditional grocery retailers, non-traditional competitors such as supercenters and membership warehouse clubs, as well as from specialty supermarkets, drug stores, dollar stores, liquor stores, convenience stores and restaurants. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs.

Our ability to attract customers is dependent, in large part, upon a combination of price, quality, product mix, brand recognition, store location, in-store marketing and design and promotional strategies. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect our profitability. We cannot assure that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain non-traditional competitors into the grocery retailing business.

Because we face intense competition, we must anticipate and respond to changing consumer demands more effectively than our competitors. We must achieve and maintain favorable recognition of our unique and exclusive private-label brands, effectively market our products to consumers in several diverse market segments, competitively price our products, and maintain and enhance a perception of value for consumers. Finally, we must source and market our merchandise efficiently and creatively. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results.

We are a party to approximately 400 collective bargaining agreements, of which 102 are scheduled to expire in 2008. These expiring agreements cover approximately 32% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and employee benefit costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

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

SAFEWAY INC. AND SUBSIDIARIES

Opening and Remodeling Stores    Our inability to open and remodel stores as planned could have a material adverse effect on our results. In 2008 we plan to open approximately 20 to 25 new Lifestyle stores and to remodel approximately 250 to 255 stores into the Lifestyle format. If, as a result of labor relations issues, supply issues or environmental and real estate delays, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

Future Growth of Blackhawk    Blackhawk’s business, financial condition, results of operations and prospects are subject to certain risks and uncertainties. Consequently, actual results could differ materially from Blackhawk’s targeted earnings growth. There is no assurance that Blackhawk will continue to grow at the same rate as it has in the past. Some of the specific risks and uncertainties include, but are not limited to, the following:

•	Blackhawk faces competition from other companies, that may introduce new products that compete with products offered by Blackhawk. This could limit Blackhawk’s future growth;
•	Blackhawk is substantially dependent on the continuous operation and security of its information technology applications and infrastructure;
•

A significant portion of Blackhawk’s revenues and net earnings is realized during the last several weeks of the calendar year and is related to consumer gift purchases. A reduction in consumer spending for gifts, operational issues that result in limitations on gift cards available for sale in Blackhawk’s distribution channels or other factors that contribute to a shortfall in sales during this period could have an adverse effect on the Company’s consolidated results of operations and financial condition;

•	Blackhawk’s business depends on its ability to negotiate contract renewals with its key partners;
•	Blackhawk has begun to expand internationally, and it may find a different business or competitive environment in markets outside the U.S. that could adversely affect its profitability; and
•	Blackhawk’s prospects could be adversely affected as a result of regulatory changes affecting the sale of gift cards or other products that Blackhawk sells or plans to sell in the future.

Food Safety, Quality and Health Concerns    We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims, a loss of consumer confidence and product recalls, which could have a material adverse effect on our sales and operations.

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

Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 29, 2007, we had approximately $5.7 billion in total

SAFEWAY INC. AND SUBSIDIARIES

consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt, we may be required to: dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business; place ourselves at a competitive disadvantage relative to our competitors that have less debt; and limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to borrow additional funds. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as the higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by changes in the interest rate environment, changes in our credit rating, fluctuations in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. Expenses from defined benefit pension plans may be significantly affected by changes in the actual return on plan assets and actuarial assumptions.

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $270.1 million, $253.8 million and $234.5 million to these plans in 2007, 2006 and 2005, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, contributions to these plans may continue to increase. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans, and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multi-employer pension legislation passed in 2006 may impact the funds in which we participate, which may have an impact on future pension contributions.

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

Dependence on Senior Management    Our future success depends upon the continued services of certain key members of senior management, whose expertise and knowledge of our business would be difficult to replace. If certain key members of senior management leave and we are unable to find qualified replacements, we may be unable to execute our business strategy. This could have a material adverse effect on our financial condition and results of operations.

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

SAFEWAY INC. AND SUBSIDIARIES

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment.

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

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2007.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of February 21, 2008 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company Held at February 21, 2008		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	58	1992	1993

Robert L. Edwards (1) Executive Vice President and Chief Financial Officer	52	2004	2004

Bruce L. Everette (2) Executive Vice President Retail Operations	56	1991	2001

Larree M. Renda Executive Vice President Chief Strategist and Administrative Officer	49	1991	1999

David F. Bond (3) Senior Vice President Finance and Control	54	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	55	1994	1994

Robert A. Gordon (4) Senior Vice President Secretary and General Counsel Chief Governance Officer	56	1999	2000

Russell M. Jackson (5) Senior Vice President Human Resources	50	2007	2007

Melissa C. Plaisance (6) Senior Vice President Finance and Investor Relations	48	2004	2004

Kenneth M. Shachmut Senior Vice President Reengineering and Marketing Analysis	59	1994	1999

David R. Stern (7) Senior Vice President Planning and Business Development	53	1994	2002

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company Held at February 21, 2008		Year first elected
	Age	Officer	Present office
Jerry Tidwell (8) Senior Vice President Supply Operations	56	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	55	1991	1991

(1)	Robert L. Edwards was appointed as Executive Vice President and Chief Financial Officer of the Company in March 2004. Prior to that, he was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was, from 1998 to August 2003, an officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, where for most of that period he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He is a director of Casa Ley, in which Safeway has a 49% ownership interest. In December 2006, Mr. Edwards was elected to the board of directors of Spansion, a provider of Flash memory solutions, where he serves on the Audit and Finance committees.

(2)	Bruce L. Everette has been an Executive Vice President of Safeway Inc. since December 2001. While serving in that position, he was also President of Dominick’s Finer Foods, LLC, a subsidiary of Safeway, from October 2004 through November 2005. He held the positions of President and Division Manager, Northern California Division of Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.

(3)	David F. Bond has been Senior Vice President, Finance and Control, of Safeway since July 1997. In this capacity, he also serves as the Company’s Chief Accounting Officer. Prior to joining Safeway, he was a partner with Deloitte & Touche LLP from June 1988 to July 1997.

(4)	Robert A. Gordon has been a Senior Vice President since May 1999 and General Counsel since June 2000. In September 2005, he also became Secretary. He was Deputy General Counsel from May 1999 to June 2000.

(5)	Russell M. Jackson was appointed as Senior Vice President, Human Resources, of the Company in March 2007. Prior to joining Safeway, he was employed with PG&E Corporation for 27 years, where he most recently served as Senior Vice President, Human Resources.

(6)	Melissa C. Plaisance has been Senior Vice President, Finance and Investor Relations since October 2004. She joined the Company in 1990, and was Senior Vice President, Finance and Public Affairs, of Safeway Inc. from 1995 through 2000, and Senior Vice President, Finance and Investor Relations from 2000 to December 2003. From January 2004 to October 2004, she was at Del Monte Foods Company, where she held the position of Senior Vice President, Finance and Corporate Communications.

(7)	David R. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway from December 1994 until his election to Senior Vice President in 2002.

(8)	Jerry Tidwell held the position of Vice President of Milk and Beverage Manufacturing from 2001 to 2003 and director of the grocery business unit from 2000 to 2001. Mr. Tidwell joined Safeway in 1998 after a 24-year career with the Pepsi Cola Company.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. The following table presents quarterly high and low sales prices, as well as dividends declared per common share, for the Company’s common stock.

Fiscal Year 2007:	Low	High	Dividends declared
Quarter 1 (12 weeks)	$32.86	$37.24	$0.0575
Quarter 2 (12 weeks)	33.53	38.31	0.069
Quarter 3 (12 weeks)	30.10	37.14	0.069
Quarter 4 (16 weeks)	30.34	36.00	0.069

Fiscal Year 2006:
Quarter 1 (12 weeks)	$22.23	$25.70	$0.05
Quarter 2 (12 weeks)	22.85	25.72	0.0575
Quarter 3 (12 weeks)	24.00	31.42	0.0575
Quarter 4 (16 weeks)	27.41	35.61	0.0575

There were 18,167 stockholders of record as of February 21, 2008; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $29.66 at the close of business on February 21, 2008.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table contains information for shares repurchased during the fourth quarter of 2007.

Fiscal period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
September 9, 2007 – October 6, 2007	–	–	–	$614.7

October 7, 2007 – November 3, 2007	1,610,156	$31.61	1,610,156	563.8

November 4, 2007 – December 1, 2007	1,349,400	31.63	1,349,400	521.1

December 2, 2007 – December 29, 2007	59,490	34.44	–	521.1
Total	3,019,046	$31.67	2,959,556	$521.1

(1)	Includes 59,490 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)	Average price per share excludes commissions. Average price per share, excluding the withheld restricted shares referred to in footnote 1 above, was $31.62.

(3)	In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002 and then to $4.0 billion in 2006. From the initiation of the repurchase program in 1999 through the end of fiscal 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.5 billion, leaving an authorized amount for repurchases of $521.1 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2002 fiscal year to the end of its 2007 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies( *) in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2007 (1)	52 Weeks 2006 (1)	52 Weeks 2005 (1)	52 Weeks 2004	53 Weeks 2003
Results of Operations

Sales and other revenue	$42,286.0	$40,185.0	$38,416.0	$35,822.9	$35,727.2
Gross profit	12,152.9	11,581.0	11,112.9	10,595.3	10,724.2
Operating and administrative expense	(10,380.8)	(9,981.2)	(9,898.2)	(9,422.5)	(9,421.2)
Goodwill impairment charges	–	–	–	–	(729.1)
Operating profit	1,772.1	1,599.8	1,214.7	1,172.8	573.9
Interest expense	(388.9)	(396.1)	(402.6)	(411.2)	(442.4)
Other income, net	20.4	36.3	36.9	32.3	9.6
Income before income taxes	1,403.6	1,240.0	849.0	793.9	141.1
Income taxes	(515.2)	(369.4)	(287.9)	(233.7)	(310.9)
Net income (loss)	$888.4	$870.6	$561.1	$560.2	$(169.8)

Basic earnings (loss) per share	$2.02	$1.96	$1.25	$1.26	$(0.38)

Diluted earnings (loss) per share	$1.99	$1.94	$1.25	$1.25	$(0.38)

Weighted average shares outstanding (in millions):
Basic	440.3	444.9	447.9	445.6	441.9
Diluted	445.7	447.8	449.8	449.1	441.9

Cash dividends declared per common share (2)	$0.2645	$0.2225	$0.15	$–	$–

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2007 (1)	52 Weeks 2006 (1)	52 Weeks 2005 (1)	52 Weeks 2004	53 Weeks 2003
Financial Statistics
Comparable-store sales increases (decreases) (3)	4.4%	4.4%	5.9%	0.9%	(2.4%)
Identical-store sales increases (decreases) (3)	4.1%	4.1%	5.8%	0.3%	(2.8%)
Identical-store sales increases (decreases) without fuel (3)	3.4%	3.3%	4.3%	(1.3%)	(4.5%)
Gross profit margin	28.74%	28.82%	28.93%	29.58%	30.02%
Operating & administrative expense as a percentage of sales (4)	24.55%	24.84%	25.77%	26.30%	26.37%
Operating profit as a percentage of sales	4.2%	4.0%	3.2%	3.3%	1.6%
Cash capital expenditures	$1,768.7	$1,674.2	$1,383.5	$1,212.5	$935.8
Depreciation & amortization	1,071.2	991.4	932.7	894.6	863.6
Total assets	17,651.0	16,273.8	15,756.9	15,377.4	15,096.7
Total debt	5,655.1	5,868.1	6,358.6	6,763.4	7,822.3
Total stockholders’ equity	6,701.8	5,666.9	4,919.7	4,306.9	3,644.3
Other Statistics
Stores opened during the year	20	17	21	33	40
Stores closed during the year	38	31	48	48	31
Total stores at year end	1,743	1,761	1,775	1,802	1,817

Remodels completed (5)
Lifestyle remodels	253	276	293	92	19
Other remodels	15	8	22	23	56
Total remodels completed	268	284	315	115	75

Total retail square footage at year end (in millions)	80.3	80.8	81.0	82.1	82.6

(1)	2007, 2006 and 2005 include stock-based compensation expense of $48.4 million ($0.07 per diluted share), $51.2 million ($0.07 per diluted share) and $59.7 million ($0.08 per diluted share), respectively. For additional information, see the caption “Stock-Based Employee Compensation” in Note A and the caption “Additional Stock Plan Information” in Note G to the consolidated financial statements set forth in Part II, Item 8 of this report.

(2)	No common stock dividends were declared prior to the second quarter of 2005.

(3)	Defined as stores operating the same period in both the current year and the previous year. Comparable stores include replacement stores while identical stores do not. 2005 sales increase includes an estimated 130-basis-point improvement in comparable-store sales and an estimated 140-basis-point improvement in identical-store sales due to the impact of the Southern California strike which ended in the first quarter of 2004. 2004 sales increase includes an estimated reduction of 60 basis points due to the impact of this strike. 2003 sales decrease includes the estimated 240-basis-point impact of the Southern California strike.

(4)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(5)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Safeway reported net income of $888.4 million ($1.99 per diluted share) in 2007, $870.6 million ($1.94 per diluted share) in 2006 and net income of $561.1 million ($1.25 per diluted share) in 2005. Results in fiscal 2006 were affected by a $62.6 million reduction of income tax expense which is described in this report under the caption “Income Taxes.”

Sales    Sales increased 5.2% to $42.3 billion in 2007 from $40.2 billion in 2006 primarily because of Safeway’s marketing strategy, Lifestyle store execution, increased fuel sales and an increase in the Canadian dollar exchange rate.

Same-store sales increases for 2007 were as follows:

	Comparable-store sales (includes replacement stores)	Identical-store sales (excludes replacement stores)
Including fuel	4.4%	4.1%
Excluding fuel	3.6%	3.4%

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

Gross profit margin was 28.74% of sales in 2007, 28.82% in 2006, and 28.93% in 2005.

SAFEWAY INC. AND SUBSIDIARIES

Gross profit decreased 8 basis points to 28.74% of sales in 2007 from 28.82% of sales in 2006. Higher fuel sales reduced gross profit by 20 basis points. Excluding fuel, gross profit increased 12 basis points primarily because of lower advertising expense, improved shrink, and benefits from supply-chain initiatives, partly offset by investments in price and higher LIFO expense. LIFO expense was $13.9 million in 2007 compared to $1.2 million in 2006.

Gross profit decreased 11 basis points to 28.82% of sales in 2006 from 28.93% of sales in 2005. Higher fuel sales reduced gross profit by 28 basis points. Excluding fuel, gross profit increased 17 basis points, primarily because of improved shrink, benefits from product-sourcing initiatives and improved product mix, partly offset by investments in price and increased advertising expense.

The gross profit margin decreased 65 basis points to 28.93% of sales in 2005 from 29.58% in 2004. Higher fuel sales reduced gross profit by 39 basis points. The remaining decline is due to grand openings of Lifestyle stores, investment in price, increased advertising expense and higher energy costs.

Vendor allowances totaled $2.5 billion in both 2007 and 2006 and $2.4 billion in 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Dominick’s.    In February 2007, the Company announced a strategic plan to revitalize its operations at Dominick’s. This plan included remodeling 20 stores to the Lifestyle format, new store development and closing 14 under-performing stores in 2007. In the second quarter of 2007, Safeway incurred a store-lease exit charge of $30.3 million ($0.04 per diluted share) as a result of these closures. While management believes this strategy will improve sales and profitability, there can be no assurance that Dominick’s will achieve satisfactory operating results in the future.

Randall’s.    In the third quarter of 2005, the Company announced a plan to revitalize the Texas market which included the closure of 26 under-performing stores, a focused Lifestyle remodel program and the introduction of proprietary products. This resulted in a pre-tax, long-lived asset impairment charge of $54.7 million ($0.08 per diluted share). In the fourth quarter of 2005, Safeway recorded $55.5 million pre-tax ($0.07 per diluted share) in store exit activities for these stores.

Gain (Loss) on Property Retirements.    Operating and administrative expense included a $42.3 million net gain on property retirements in 2007, a $17.8 million net gain on property retirements in 2006 and a $13.6 million net loss on property retirements in 2005. In 2007 the Company sold a Bellevue, Washington distribution center at a gain of $46.6 million and a warehouse in Chicago, Illinois at a gain of $11.2 million. These gains were partly offset by net losses on other property retirements.

Other Charges.    In 2005 the Company incurred $59.4 million before tax ($0.08 per diluted share) in employee buyout charges, severance and related costs, relating primarily to Dominick’s and Northern California.

Operating and administrative expense was 24.55% of sales in 2007 compared to 24.84% in 2006 and 25.77% in 2005.

SAFEWAY INC. AND SUBSIDIARIES

Operating and administrative expense decreased 29 basis points to 24.55% of sales in 2007 from 24.84% of sales in 2006. Higher fuel sales in 2007 reduced operating and administrative expense by 16 basis points. The remaining 13 basis point decline is primarily the result of reduced employee costs as a percentage of sales and higher gains on disposal of property, partly offset by higher depreciation expense.

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

Operating and administrative expense decreased 53 basis points in 2005 to 25.77% of sales from 26.30% in 2004. The significant pre-tax charges previously discussed (impairment of long-lived assets, store exit activities and employee buyouts in 2005) combined with store exit activities, health and welfare contributions and an accrual for rent holidays in 2004 increased operating and administrative expense, as a percentage of sales, by 20 basis points. Stock option expense, labor costs associated with the grand opening of Lifestyle stores and higher energy costs also increased operating and administrative expense, as a percentage of sales. These items were more than offset by restructured labor agreements, increased fuel sales and reduced workers’ compensation costs.

Interest Expense    Interest expense was $388.9 million in 2007, compared to $396.1 million in 2006 and $402.6 million in 2005. Interest expense decreased in 2007, 2006 and 2005 primarily due to lower average borrowings, partially offset by a higher average interest rate.

Other Income    Other income consists of interest income, minority interest in a consolidated affiliate and equity in earnings from Safeway’s unconsolidated affiliates. Interest income was $11.8 million in 2007, $11.1 million in 2006 and $12.7 million in 2005. Equity in earnings of unconsolidated affiliates was $8.7 million in 2007, $21.1 million in 2006 and $15.8 million in 2005.

Income Taxes    The Company’s effective tax rates for 2007, 2006 and 2005 were 36.7%, 29.8% and 33.9%, respectively. The effective tax rate for 2006 included a benefit of $62.6 million related to interest, net of income tax, on federal and state income tax refunds, a benefit of $13.6 million from the utilization of net operating loss carryforwards and various other favorable items. The effective tax rate for 2005 included a tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and a tax benefit from the favorable resolution of certain tax issues.

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

Workers’ Compensation    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liability, as determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, discounted at a risk-free interest rate. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. For example, a 25-basis-point increase in the Company’s discount rate would reduce its liability by approximately $5 million.

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting this business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment.

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

Employee Benefit Plans    In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required.

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

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The combined weighted-average discount rate used to determine 2007 pension expense was 5.9%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2007 the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended December 29, 2007, the average rate of return was approximately 9% for U.S. and 8% for Canadian pension assets.

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	–	$17.3/(17.3)	–	$3.2/(3.2)
Discount rate	+/-1.0 pt	$96.3/(138.4)	$(8.9)/(9.6)	$63.0/(75.3)	$6.3/(8.2)

Cash contributions, primarily in Canada, to the Company’s pension plans are expected to total approximately $35.6 million in 2008 and totaled $33.0 million in 2007, $33.1 million in 2006 and $22.4 million in 2005. Safeway expects to fund future contributions to the Company’s pension plans with cash flow from operations.

SAFEWAY INC. AND SUBSIDIARIES

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

Goodwill    Safeway accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, Safeway tests for goodwill annually using a two-step approach with extensive use of accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions and definitions could produce significantly different results. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value is determined primarily by the discounted cash flow method and the guideline company methods.

Income Tax Contingencies    The Company is subject to periodic audits by the Internal Revenue Service as well as foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Liquidity and Financial Resources

Net cash flow from operating activities was $2,190.5 million in 2007, $2,175.0 million in 2006 and $1,881.0 million in 2005. Net cash flow from operating activities increased to $2,175.0 million in 2006 compared to $1,881.0 million in 2005 primarily because of higher net income. Net cash flow from operating activities decreased in 2005 primarily because working capital contributed to cash flow at a lower level than in 2004.

Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. The sale of gift cards increased cash flow from operating activities by $84.1 million in 2007, $71.1 million in 2006 and $48.2 million in 2005.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $1,686.4 million in 2007, $1,734.7 million in 2006 and $1,313.5 million in 2005. Net cash flow used by investing activities declined slightly to $1,686.4 million in 2007 from $1,734.7 million in 2006. Cash paid for property additions was greater in 2007 than in 2006. However, proceeds from the sale of property were also greater in 2007. In addition Safeway spent $83.8 million to acquire businesses in 2006. Net cash flow used by investing activities increased to $1,734.7 million in 2006 from $1,313.5 million in 2005 primarily as a result of higher cash paid for property additions, lower proceeds from the sale of property and the cash used to acquire businesses in 2006.

Capital expenditures increased in 2007, 2006 and 2005 as the Company focused on remodeling its existing stores under its Lifestyle store format. During 2007 Safeway invested $1.77 billion in capital expenditures. The Company opened 20 new Lifestyle stores, completed 253 Lifestyle remodels and closed 38 stores. The Company also completed 15 other remodels. In 2006 Safeway opened 17 new Lifestyle stores and completed 276 Lifestyle store remodels. Safeway also completed eight other remodels. In 2005 the Company opened 21 new Lifestyle stores and completed 293 Lifestyle store remodels. The Company also completed 22 other remodels. In 2008 the Company expects to spend approximately $1.70 to $1.75 billion in cash capital expenditures and to open approximately 20 to 25 new Lifestyle stores and to remodel approximately 250 to 255 stores into the Lifestyle format.

Net cash flow used by financing activities was $454.0 million in 2007, $596.3 million in 2006 and $466.9 million in 2005. In 2007 Safeway paid down $261.3 million of debt, repurchased $226.1 million of common stock, and paid $111.5

SAFEWAY INC. AND SUBSIDIARIES

million of dividends. In 2006 Safeway paid down $493.1 million of debt, repurchased $318.0 million of common stock and paid dividends of $96.0 million. Also in 2006 Safeway received a $262.3 million tax refund related to prior years’ financing. In 2005 Safeway paid down $444.9 million of debt and paid $44.9 million of dividends.

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

Bank Credit Agreement    On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. On June 1, 2007, the Company amended the credit agreement again for purposes of (i) extending the termination date of the credit agreement for an additional year to June 1, 2012, (ii) providing for two additional one-year extensions of the termination date on the terms set forth in the amendment, and (iii) amending the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited, a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway and its subsidiaries with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 29, 2007, the Company was in compliance with the covenant requirements. As of December 29, 2007, there were no borrowings, and letters of credit totaled $37.1 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,562.9 million as of December 29, 2007. The Credit Agreement is scheduled to expire on June 1, 2012.

SAFEWAY INC. AND SUBSIDIARIES

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

52 weeks 2007
Adjusted EBITDA:
Net income	$888.4
Add (subtract):
Income taxes	515.2
Interest expense	388.9
Depreciation	1,071.2
LIFO expense	13.9
Stock option expense	48.4
Property impairment charges	27.1
Equity in earnings of unconsolidated affiliates	(8.7)
Dividend received from unconsolidated affiliate	8.9
Total Adjusted EBITDA	$2,953.3
Adjusted EBITDA as a multiple of interest expense	7.59x
Total debt at year-end 2007	$5,655.1
Less cash and equivalents in excess of $75.0 at December 29, 2007	(202.8)
Adjusted Debt	$5,452.3
Adjusted Debt to Adjusted EBITDA	1.85x

Shelf Registration    In 2004 the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of December 29, 2007, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

Pursuant to the shelf registration, Safeway issued $500.0 million of 6.35% Notes (the “Notes”) on August 17, 2007. The Notes mature on August 15, 2017. The Company will pay interest on the Notes on February 15 and August 15 of each year. Interest payments commenced on February 15, 2008. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program which had been used to repay $480.0 million of Senior Notes which matured in July 2007. At Safeway’s option, the Notes can be redeemed, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed. Additionally, Safeway will be required to offer payment in cash equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, upon change of control as described in the terms of the Notes.

SAFEWAY INC. AND SUBSIDIARIES

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2007, 2006 and 2005.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2007
Quarter 4	12/05/07	12/27/07	$0.0690	$30.4	$116.6
Quarter 3	08/29/07	09/27/07	0.0690	30.5	86.2
Quarter 2	05/16/07	06/29/07	0.0690	30.3	55.7
Quarter 1	03/09/07	03/30/07	0.0575	25.4	25.4

2006
Quarter 4	12/08/06	12/29/06	$0.0575	$25.3	$98.8
Quarter 3	08/28/06	09/13/06	0.0575	25.4	73.5
Quarter 2	05/25/06	06/16/06	0.0575	25.6	48.1
Quarter 1	03/10/06	03/31/06	0.0500	22.5	22.5

2005
Quarter 4	12/09/05	12/30/05	$0.0500	$22.5	$67.4
Quarter 3	08/18/05	09/07/05	0.0500	22.5	44.9
Quarter 2	05/25/05	06/16/05	0.0500	22.4	22.4
Quarter 1	N/A	N/A	N/A	N/A	N/A

Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2007, 2006 and 2005.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2007
Quarter 4	10/18/07	09/27/07	$0.0690	$30.5	$111.5
Quarter 3	07/19/07	06/29/07	0.0690	30.3	81.0
Quarter 2	04/20/07	03/30/07	0.0575	25.4	50.7
Quarter 1	01/19/07	12/29/06	0.0575	25.3	25.3

2006
Quarter 4	10/05/06	09/13/06	$0.0575	$25.4	$96.0
Quarter 3	07/07/06	06/16/06	0.0575	25.6	70.6
Quarter 2	04/21/06	03/31/06	0.0500	22.5	45.0
Quarter 1	01/20/06	12/30/05	0.0500	22.5	22.5

2005
Quarter 4	09/28/05	09/07/05	$0.0500	$22.5	$44.9
Quarter 3	07/07/05	06/16/05	0.0500	22.4	22.4
Quarter 2	N/A	N/A	N/A	N/A	N/A
Quarter 1	N/A	N/A	N/A	N/A	N/A

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    In December 2006, the Board of Directors increased the total authorized level of the Company’s stock repurchase program to $4.0 billion from the previously announced level of $3.5 billion. From the initiation of the repurchase program in 1999 through the end of fiscal 2007, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.5 billion, leaving an authorized amount for repurchases of $521.1 million. During 2007, Safeway repurchased approximately 6.7 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $226.1 million. The average price per share, excluding commissions, was $33.57. The timing and volume of future repurchases will depend on several factors, including market conditions.

Credit Ratings    On October 24, 2006, Fitch affirmed Safeway’s BBB rating and revised its outlook to stable from negative. On July 23, 2007, S&P affirmed the Company’s BBB-credit rating and revised its outlook to positive from stable. On August 1, 2007, Moody’s Investors Service affirmed Safeway’s Baa2 rating and revised its outlook to stable from negative. Safeway’s ability to borrow under the Credit Agreement is unaffected by Safeway’s credit ratings. Also, the Company maintains no debt which requires accelerated repayment based on the lowering of credit ratings. Pricing under the Credit Agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Safeway’s pricing was unaffected by S&P’s lowered rating. However, changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its Credit Agreement, its ability to borrow under the Credit Agreement would be impaired. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently.

Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2007 (in millions) (1):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (2)	$954.9	$752.5	$505.5	$502.1	$825.6	$1,507.8	$5,048.4
Estimated interest on long-term debt (3)	298.2	246.3	205.3	163.8	147.5	1,162.1	2,223.2
Capital lease obligations (2),(4)	42.5	42.9	37.3	32.5	31.3	420.2	606.7
Interest on capital leases	59.7	54.5	50.6	47.0	43.8	287.0	542.6
Self-insurance liability	130.2	91.2	61.8	42.7	30.0	121.7	477.6
Interest on self-insurance liability	2.3	4.8	5.6	5.6	5.0	63.6	86.9
Operating leases (4)	451.8	410.4	380.8	346.3	317.8	3,089.1	4,996.2
Contracts for purchase of property, equipment and construction of buildings	307.9	–	–	–	–	–	307.9
Contracts for purchase of inventory	171.4	–	–	–	–	–	171.4
Fixed-price energy contracts	52.9	30.6	18.6	18.9	3.2	–	124.2

(1)	Excludes funding of pension and other postretirement benefit obligations, which totaled approximately $41.9 million in 2007. Also excludes contributions under various multi-employer pension plans, which totaled $270.1 million in 2007.

(2)	Required principal payments only.

(3)	Excludes payments received or made relating to interest rate swap as discussed below.

(4)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2007, these charges totaled approximately $218.4 million.

The Company adopted FIN 48 on the first day of its 2007 fiscal year. The amount of unrecognized tax benefits at December 29, 2007 was $123.1 million. This amount has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

SAFEWAY INC. AND SUBSIDIARIES

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

Letters of Credit    The Company had letters of credit of $58.9 million outstanding at year-end 2007. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Interest Rate Swap Agreements    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed - and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed - and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions. As of year-end 2007, the Company effectively converted $500 million of its 4.95% fixed-rate debt due in 2010 and $300 million of its 4.125% fixed-rate debt due in 2008 to floating-rate debt through interest rate swap agreements. In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt at a gain of approximately $7.5 million. This gain will be included in debt and will be amortized as an offset to interest expense over the remaining term of the debt.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines and establishes a framework for measuring fair value in generally accepted accounting principles, and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what

SAFEWAY INC. AND SUBSIDIARIES

information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Safeway manages interest rate risk through the strategic use of fixed and variable interest rate debt and, from time to time, interest rate swaps. As of year-end 2007, the Company effectively converted $500 million of its 4.95% fixed-rate debt and $300 million of its 4.125% fixed-rate debt to floating-rate debt through interest rate swap agreements. During 2007 the weighted-average pay rate on the $500 million debt was 6.22%, and the weighted-average pay rate on the $300 million debt was 5.97%. At year-end 2007, the fair value of the interest rate swap on the $300 million debt was a liability of $2.4 million, and the fair value of the interest rate swap on the $500 million debt was an asset of $3.8 million. As a result of a decline in interest rates in early 2008, the fair value of these swaps increased. In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt due in 2010 at a gain of approximately $7.5 million. This gain will be included in debt and will be amortized as an offset to interest expense over the remaining term of the debt.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider the potential declines in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2007 (dollars in millions):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$954.9	$752.5	$505.5	$502.1	$825.6	$1,507.8	$5,048.4	$5,203.3
Weighted average interest rate	4.97%	6.73%	4.98%	6.51%	5.79%	6.70%	6.04%

(1)	Primarily fixed-rate debt

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 29, 2007.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2008	February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Report of Independent Registered Public Accounting Firm

As discussed in Note A to the consolidated financial statements, on December 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.” As discussed in Note A to the consolidated financial statements, on December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 26, 2008

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	52 Weeks 2007	52 Weeks 2006	52 Weeks 2005
Sales and other revenue	$42,286.0	$40,185.0	$38,416.0
Cost of goods sold	(30,133.1)	(28,604.0)	(27,303.1)
Gross profit	12,152.9	11,581.0	11,112.9
Operating and administrative expense	(10,380.8)	(9,981.2)	(9,898.2)
Operating profit	1,772.1	1,599.8	1,214.7
Interest expense	(388.9)	(396.1)	(402.6)
Other income, net	20.4	36.3	36.9
Income before income taxes	1,403.6	1,240.0	849.0
Income taxes	(515.2)	(369.4)	(287.9)
Net income	$888.4	$870.6	$561.1

Basic earnings per share	$2.02	$1.96	$1.25
Diluted earnings per share	$1.99	$1.94	$1.25

Weighted average shares outstanding – basic	440.3	444.9	447.9
Weighted average shares outstanding – diluted	445.7	447.8	449.8

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2007	Year-end 2006
Assets
Current assets:
Cash and equivalents	$277.8	$216.6
Receivables	577.9	461.2
Merchandise inventories, net of LIFO reserve of $63.4 and $49.5	2,797.8	2,642.5
Prepaid expenses and other current assets	354.0	245.4
Total current assets	4,007.5	3,565.7
Property:
Land	1,597.1	1,497.9
Buildings	5,461.9	4,829.3
Leasehold improvements	3,700.0	3,336.9
Fixtures and equipment	7,898.2	7,199.0
Property under capital leases	767.0	777.4
	19,424.2	17,640.5
Less accumulated depreciation and amortization	(8,802.2)	(7,867.2)
Total property, net	10,622.0	9,773.3

Goodwill	2,406.3	2,393.5
Prepaid pension costs	73.2	137.3
Investments in unconsolidated affiliates	216.0	219.6
Other assets	326.0	184.4
Total assets	$17,651.0	$16,273.8

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(In millions, except per-share amounts)

	Year-end 2007	Year-end 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$954.9	$790.7
Current obligations under capital leases	42.5	40.8
Accounts payable	2,825.4	2,464.4
Accrued salaries and wages	506.7	485.8
Income taxes	88.0	100.6
Other accrued liabilities	718.9	719.1
Total current liabilities	5,136.4	4,601.4

Long-term debt:
Notes and debentures	4,093.5	4,428.7
Obligations under capital leases	564.2	607.9
Total long-term debt	4,657.7	5,036.6

Deferred income taxes	254.7	117.4
Pension and postretirement benefit obligations	236.7	204.0
Accrued claims and other liabilities	663.7	647.5
Total liabilities	10,949.2	10,606.9

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 589.3 and 582.5 shares outstanding	5.9	5.8
Additional paid-in capital	4,038.2	3,811.5
Treasury stock at cost: 149.2 and 142.4 shares	(4,418.0)	(4,188.7)
Accumulated other comprehensive income	246.2	94.8
Retained earnings	6,829.5	5,943.5
Total stockholders’ equity	6,701.8	5,666.9
Total liabilities and stockholders’ equity	$17,651.0	$16,273.8

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2007	52 Weeks 2006	52 Weeks 2005
Operating Activities:
Net income	$888.4	$870.6	$561.1
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	1,071.2	991.4	932.7
Property impairment charges	27.1	39.2	78.9
Stock-based employee compensation	48.4	51.2	59.7
Excess tax benefit from exercise of stock options	(38.3)	(6.3)	(8.0)
LIFO expense (income)	13.9	1.2	(0.2)
Equity in earnings of unconsolidated affiliates	(8.7)	(21.1)	(15.8)
Net pension expense	72.1	83.1	115.6
Contributions to pension plans	(33.0)	(29.2)	(18.1)
(Gain) loss on property retirements and lease exit costs, net	(42.3)	(17.8)	13.6
(Decrease) increase in accrued claims and other liabilities	(5.8)	10.8	44.1
Deferred income taxes	130.8	1.1	(215.9)
Amortization of deferred finance costs	5.3	5.8	7.5
Other	15.8	7.3	6.9
Changes in working capital items:
Receivables	(3.0)	(45.1)	(1.0)
Inventories at FIFO cost	(102.1)	96.9	(7.7)
Prepaid expenses and other current assets	(22.7)	(9.3)	37.1
Income taxes	(8.7)	(14.9)	(120.8)
Payables and accruals	98.0	89.0	363.1
Payables related to third-party gift cards, net of receivables	84.1	71.1	48.2
Net cash flow from operating activities	2,190.5	2,175.0	1,881.0

Investing Activities:
Cash paid for property additions	(1,768.7)	(1,674.2)	(1,383.5)
Proceeds from sale of property	140.0	80.1	105.1
Cash used to acquire businesses	–	(83.8)	–
Other	(57.7)	(56.8)	(35.1)
Net cash used by investing activities	(1,686.4)	(1,734.7)	(1,313.5)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In millions)

	52 Weeks 2007	52 Weeks 2006	52 Weeks 2005
Financing Activities:
Additions to short-term borrowings	$285.0	$–	$13.0
Payments on short-term borrowings	(190.0)	–	(23.8)
Additions to long-term borrowings	1,864.6	1,418.9	754.5
Payments on long-term borrowings	(2,220.9)	(1,912.0)	(1,188.6)
Purchase of treasury stock	(226.1)	(318.0)	–
Dividends paid	(111.5)	(96.0)	(44.9)
Net proceeds from exercise of stock options	106.8	45.4	18.9
Excess tax benefit from exercise of stock options	38.3	6.3	8.0
Income tax refund related to prior years’ debt financing	7.0	262.3	–
Payment of debt issuance costs	(4.0)	(1.2)	(2.7)
Other	(3.2)	(2.0)	(1.3)
Net cash flow used by financing activities	(454.0)	(596.3)	(466.9)
Effect of changes in exchange rates on cash	11.1	(0.7)	5.9
Increase (decrease) in cash and equivalents	61.2	(156.7)	106.5

Cash and Equivalents:
Beginning of year	216.6	373.3	266.8
End of year	$277.8	$216.6	$373.3

Other Cash Information:
Cash payments during the year for:
Interest	$406.3	$418.1	$412.1
Income taxes, net of refunds (excluding income tax refund related to prior years’ debt financing)	393.0	383.2	624.4

Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$1.6	$5.2	$27.1
Mortgage notes assumed in property additions	4.2	–	3.2

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive income	Total stock- holders’ equity	Compre- hensive Income
	Shares	Amount		Shares	Cost
Balance, year-end 2004	578.5	$5.8	$3,357.9	(130.8)	$(3,879.7)	$4,678.0	$144.9	$4,306.9

Net income	–	–	–	–	–	561.1	–	561.1	$561.1
Stock-based compensation	–	–	59.7	–	–	–	–	59.7	–
Cash dividends declared ($0.15 per share)	–	–	–	–	–	(67.4)	–	(67.4)	–
Translation adjustments (net of income tax benefit of $16.4)	–	–	–	–	–	–	59.5	59.5	59.5
Minimum pension liability (net of income tax benefit of $15.6)	–	–	–	–	–	–	(28.4)	(28.4)	(28.4)
Other (net of income tax benefit of $1.5)	–	–	–	(0.1)	(1.5)	–	(3.2)	(4.7)	(3.2)
Amortization of restricted stock	–	–	5.5	–	–	–	–	5.5	–
Options exercised	1.6	–	22.0	0.2	5.5	–	–	27.5	–
Balance, year-end 2005	580.1	5.8	3,445.1	(130.7)	(3,875.7)	5,171.7	172.8	4,919.7	$589.0

Net income	–	–	–	–	–	870.6	–	870.6	$870.6
Stock-based employee compensation	–	–	51.2	–	–	–	–	51.2	–
Cash dividends declared ($0.2225 per share)	–	–	–	–	–	(98.8)	–	(98.8)	–
Translation adjustments	–	–	–	–	–	–	(6.0)	(6.0)	(6.0)
Federal income tax refund	–	–	262.3	–	–	–		262.3	–
Minimum pension liability (net of income tax expense of $10.4)	–	–	–	–	–	–	23.8	23.8	23.8
Pension adjustment to funded status (net of income tax benefit of $47.9)	–	–	–	–	–	–	(96.7)	(96.7)	–
Other (net of income tax expense of $0.8)	–	–	1.0	–	(2.2)	–	0.9	(0.3)	0.9
Amortization of restricted stock	–	–	5.0	–	–	–	–	5.0	–
Treasury stock purchased	–	–	–	(12.0)	(318.0)	–	–	(318.0)	–
Options exercised	2.4	–	46.9	0.3	7.2	–	–	54.1	–
Balance, year-end 2006	582.5	5.8	3,811.5	(142.4)	(4,188.7)	5,943.5	94.8	5,666.9	$889.3

Net income	–	–	–	–	–	888.4	–	888.4	$888.4
FIN 48 adjustment	–	–	25.5	–	–	114.2	–	139.7	–
Stock-based employee compensation	–	–	48.4	–	–	–	–	48.4	–
Cash dividends declared ($0.2645 per share)	–	–	–	–	–	(116.6)	–	(116.6)	–
Translation adjustments	–	–	–	–	–	–	172.1	172.1	172.1
Income tax refund	–	–	0.7	–	–	–	–	0.7	–
Pension adjustment to funded status (net of income tax benefit of $25.7)	–	–	–	–	–	–	(44.0)	(44.0)	(44.0)
Recognition of pension actuarial loss, net (net of tax expense of $9.9)	–	–	–	–	–	–	21.5	21.5	21.5
Other (net of income tax expense of $0.2)	–	–	0.8	(0.1)	(3.2)	–	1.8	(0.6)	1.8
Amortization of restricted stock	0.1	–	5.2	–	–	–	–	5.2	–
Treasury stock purchased	–	–	–	(6.7)	(226.1)	–	–	(226.1)	–
Options exercised	6.7	0.1	146.1	–	–	–	–	146.2	–
Balance, year-end 2007	589.3	$5.9	$4,038.2	(149.2)	$(4,418.0)	$6,829.5	$246.2	$6,701.8	$1,039.8

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies

The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,743 stores as of year-end 2007. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Blackhawk Network Holdings, Inc. (“Blackhawk”), a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom and Australia.

The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 137 food and general merchandise stores in Western Mexico.

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

Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 29, 2007 (“fiscal 2007”), the 52-week period ended December 30, 2006 (“fiscal 2006”) and the 52-week period ended December 31, 2005 (“fiscal 2005”).

Revenue Recognition    Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.

Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. During 2007 Safeway completed an analysis of the historical redemption patterns of gift cards. As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote. Therefore, the Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years. In prior years, breakage was recognized after three years. Breakage amounts were $9.5 million, $3.0 million and $4.4 million in 2007, 2006 and 2005, respectively.

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

Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $551.8 million in 2007, $587.1 million in 2006 and $523.7 million in 2005.

Vendor allowances totaled $2.5 billion in both 2007 and 2006 and $2.4 billion in 2005. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents    Short-term investments with original maturities of less than three months are considered to be cash equivalents. Book overdrafts at year-end 2007 and 2006 of $313.2 million and $243.8 million, respectively, are included in accounts payable.

Merchandise Inventories    Merchandise inventory of $1,886 million at year-end 2007 and $1,843 million at year-end 2006 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,949 million at year-end 2007 and $1,892 million at year-end 2006. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company takes a physical count of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

Property and Depreciation    Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Accounts payable include $336.4 million, $319.1 million and $272.5 million at year-end 2007, 2006 and 2005, respectively, related to the property additions.

Employee Benefit Plans    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required. See Note I.

Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 3.5% in 2007, 4.5% in 2006 and 4.35% in 2005.

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2007	2006	2005
Beginning balance	$512.7	$532.4	$496.5
Expense	117.1	133.2	193.7
Claim payments	(153.2)	(152.9)	(157.8)
Currency translation loss	1.0	–	–
Ending balance	477.6	512.7	532.4
Less current portion	(130.2)	(138.7)	(144.2)
Long-term portion	$347.4	$374.0	$388.2

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $564.5 million at year-end 2007 and $618.5 million at year-end 2006.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which was effective for Safeway in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement.

Income Tax Contingencies    The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FIN 48, and may require significant management judgment in

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Off-Balance Sheet Financial Instruments    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed - and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed - and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions.

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

Long-term debt.    Market values quoted on the New York Stock Exchange are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted on an exchange, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At year-end 2007, the estimated fair value of debt was $5.2 billion compared to a carrying value of $5.0 billion. At year-end 2006, the estimated fair value of debt was $5.3 billion compared to a carrying value of $5.2 billion.

Interest rate swaps.    Interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt. At year-end 2007, the fair value of the interest rate swap on the $300 million debt was a liability of $2.4 million, and the fair value of the interest rate swap on the $500 million debt was an asset of $3.8 million.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Accumulated Other Comprehensive Income    Accumulated other comprehensive income, net of applicable taxes, consisted of the following at year-end 2007, year-end 2006 and year-end 2005 (in millions):

	2007	2006	2005
Translation adjustments	$367.2	$195.1	$201.1
Minimum pension liability	(4.6)	(4.6)	(28.4)
Pension adjustment to funded status	(140.7)	(96.7)	–
Recognition of pension actuarial loss, net	21.5	–	–
Other	2.8	1.0	0.1
Ending balance	$246.2	$94.8	$172.8

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines and establishes a framework for measuring fair value in generally accepted accounting principles, and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

Note B:  Goodwill

A summary of changes in Safeway’s goodwill during 2007 and 2006 by geographic area is as follows (in millions):

	2007					2006
	U.S.		Canada		Total	U.S.		Canada		Total
Balance – beginning of year	$2,309.5		$84.0		$2,393.5	$2,317.8		$84.6		$2,402.4
Acquisition of businesses	–		–		–	(7.7	) (1)	–		(7.7)
Other adjustments	(0.7	) (2)	13.5	(3)	12.8	(0.6	) (2)	(0.6	) (3)	(1.2)
Balance – end of year	$2,308.8		$97.5		$2,406.3	$2,309.5		$84.0		$2,393.5

(1)	Net reduction in goodwill results from the expected utilization of net operating loss carryforwards. See Note H.

(2)	Primarily represents revised estimate of pre-acquisition tax accrual.

(3)	Represents foreign currency translation adjustments in Canada.

Safeway completed its annual impairment tests in the fourth quarters of 2007, 2006 and 2005. Fair value was determined based primarily on the discounted cash flow and guideline company methods. As a result of these annual reviews, Safeway concluded that no impairment charge was required.

Note C:  Store Closing and Impairment Charges

Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $27.1 million in 2007, $39.2 million in 2006 and $78.9 million in 2005. This includes Randall’s impairment charges of $54.7 million in 2005. These charges are included as a component of operating and administrative expense.

Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Beginning balance	$164.2	$197.7	$167.1
Provision for estimated net future cash flows of additional closed stores (1)	31.5	0.1	67.3
Net cash flows, interest accretion, changes in estimates of net future cash flows	(35.3)	(33.6)	(36.7)
Ending balance	$160.4	$164.2	$197.7

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense, and the liability is included in accrued claims and other liabilities.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D: Financing

Notes and debentures were composed of the following at year end (in millions):

	2007	2006
Commercial paper	$25.0	$–
Bank credit agreement, unsecured	–	52.3
Other bank borrowings, unsecured	99.7	5.3
Mortgage notes payable, secured	20.1	18.1
9.30% Senior Secured Debentures due 2007	–	24.3
4.80% Senior Notes due 2007, unsecured	–	480.0
7.00% Senior Notes due 2007, unsecured	–	250.0
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	301.1	257.8
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.19% as of December 29, 2007)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	–
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
9.875% Senior Subordinated Debentures due 2007, unsecured	–	24.2
Other notes payable, unsecured	2.5	7.4
	5,048.4	5,219.4
Less current maturities	(954.9)	(790.7)
Long-term portion	$4,093.5	$4,428.7

Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2012. The weighted-average interest rate on commercial paper borrowings was 5.48% during 2007 and 5.56% at year-end 2007. There was $25.0 million of commercial paper outstanding at year-end 2007 and none at year-end 2006.

Bank Credit Agreement    On June 1, 2005, the Company entered into a $1,600.0 million credit agreement with a syndicate of banks. On June 15, 2006, the Company amended the credit agreement to extend the termination date for an additional year to June 1, 2011. On June 1, 2007, the Company amended the credit agreement again for purposes of (i) extending the termination date of the credit agreement for an additional year to June 1, 2012, (ii) providing for two additional one-year extensions of the termination date on the terms set forth in the amendment, and (iii) amending the pricing levels (which are based on Safeway’s debt ratings or interest coverage ratio), pricing margins and facility fee percentages for the loans and commitments under the revolving credit facility. The credit agreement, as amended (the “Credit Agreement”), provides (i) to Safeway a $1,350.0 million, five-year, revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited, a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway and its subsidiaries with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 29, 2007, the Company was in compliance with the covenant requirements. As of December 29, 2007, there were no borrowings, and letters of credit totaled $37.1 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,562.9 million as of December 29, 2007. The Credit Agreement is scheduled to expire on June 1, 2012.

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

During 2007 the Company paid facility fees of 0.06% on the total amount of the credit facility.

Shelf Registration    In 2004 the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of December 29, 2007, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

Other Bank Borrowings    Other bank borrowings had a weighted average interest rate of 5.08% during 2007 and 4.79% at year-end 2007.

Mortgage Notes Payable    Mortgage notes payable at year-end 2007 have remaining terms ranging from less than one year to 16 years, had a weighted-average interest rate during 2007 of 8.06% and are secured by properties with a net book value of approximately $129.6 million.

Senior Unsecured Indebtedness    Pursuant to the shelf registration described above, in August 2007, Safeway issued $500.0 million of 6.35% Notes due 2017.

In March 2006, the Company issued senior unsecured debt consisting of $250.0 million of Floating Rate Notes due 2009 under the shelf registration. The interest rate was 5.19% as of December 29, 2007.

In November 2005, the Company issued senior unsecured debt in Canada consisting of CAD300 million (USD301.1 million at December 29, 2007) of 4.45% Notes due 2008.

Other Notes Payable    Other notes payable at year-end 2007 have remaining terms ranging from less than one year to 15 years and a weighted average interest rate of 4.07% during 2007.

Fair Value Hedges    In 2004 the Company effectively converted $500 million of its 4.95% fixed-rate debt due in 2010 to floating-rate debt through an interest swap agreement. In 2003 the Company effectively converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt through an interest rate swap agreement. These swaps are designated as fair value hedges of fixed-rate debt. For these fair value hedges that qualify for hedge accounting treatment, Safeway uses the short-cut method, and thus, there are no gains or losses recognized due to hedge ineffectiveness. Unrealized gains or losses from changes in the value of fair value hedges are offset by changes in the fair value of the hedged underlying debt. In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt at a gain of approximately $7.5 million. This gain will be included in debt and will be amortized as an offset to interest expense over the remaining term of the debt.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Annual Debt Maturities    As of year-end 2007, annual debt maturities were as follows (in millions):

2008	$954.9
2009	752.5
2010	505.5
2011	502.1
2012	825.6
Thereafter	1,507.8
$5,048.4

Letters of Credit    The Company had letters of credit of $58.9 million outstanding at year-end 2007, of which $37.1 million were issued under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Note E:  Lease Obligations

Approximately 59% of the premises that the Company occupies are leased. The Company had approximately 1,570 leases at year-end 2007, including approximately 210 that are capitalized for financial reporting purposes. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2007, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2008	$102.2	$451.8
2009	97.4	410.4
2010	87.9	380.8
2011	79.5	346.3
2012	75.1	317.8
Thereafter	707.2	3,089.1
Total minimum lease payments	1,149.3	$4,996.2
Less amounts representing interest	(542.6)
Present value of net minimum lease payments	606.7
Less current obligations	(42.5)
Long-term obligations	$564.2

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by minimum sublease rental income of $142.5 million.

Amortization expense for property under capital leases was $41.7 million in 2007, $42.7 million in 2006 and $43.0 million in 2005. Accumulated amortization of property under capital leases was $320.2 million at year-end 2007 and $291.4 million at year-end 2006.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2007	2006	2005
Property leases:
Minimum rentals	$436.5	$423.7	$422.4
Contingent rentals (1)	12.7	10.5	10.8
Less rentals from subleases	(10.4)	(6.9)	(6.0)
	438.8	427.3	427.2
Equipment leases	26.2	25.4	25.7
	$465.0	$452.7	$452.9

(1)	In general, contingent rentals are based on individual store sales.

Note F:  Interest Expense

Interest expense consisted of the following (in millions):

	2007	2006	2005
Commercial paper	$15.8	$10.9	$1.5
Bank credit agreement	1.6	5.6	3.3
Other bank borrowings	1.8	0.5	0.2
Mortgage notes payable	1.5	1.8	2.1
9.30% Senior Secured Debentures	–	2.3	2.3
2.50% Senior Notes	–	–	4.1
Floating Rate Senior Notes	14.3	10.9	4.5
3.80% Senior Notes	–	–	5.3
6.15% Senior Notes	–	7.1	43.1
4.80% Senior Notes	12.5	23.0	23.0
7.00% Senior Notes	12.5	17.5	17.5
4.125% Senior Notes	12.4	12.4	12.4
4.45% Senior Notes	12.5	11.7	1.5
6.50% Senior Notes	16.3	16.3	16.3
7.50% Senior Notes	37.5	37.5	37.5
4.95% Senior Notes	24.8	24.8	24.8
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
5.625% Senior Notes	14.1	14.1	14.1
6.35% Senior Notes	11.8	–	–
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
9.875% Senior Subordinated Debentures	0.5	2.4	2.4
Other notes payable	0.8	0.5	1.1
Obligations under capital leases	62.4	63.1	64.8
Amortization of deferred finance costs	5.3	5.8	7.5
Interest rate swap agreements	12.9	10.1	(4.3)
Capitalized interest	(16.0)	(15.8)	(16.0)
	$388.9	$396.1	$402.6

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G:  Capital Stock

Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none was outstanding during 2007, 2006 or 2005. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2007 was 440.1 million shares (net of 149.2 million shares of treasury stock) and 440.1 million shares at year-end 2006 (net of 142.4 million shares of treasury stock).

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

1999 Amended and Restated Equity Participation Plan    The 2007 Equity and Incentive Award Plan (the “2007 Plan”), discussed below, succeeds the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”). Although the 1999 Plan will remain in full force and effect, there will be no more grants under this plan. Options generally vest over five or seven years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares.

2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Safeway Board of Directors. There are 22.4 million shares of common stock authorized for issuance pursuant to grants under the 2007 Plan. As of December 29, 2007, 0.5 million shares have been granted under this plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares.

Voluntary Exchange Program    In September 2004, Safeway initiated a voluntary exchange program for stock options and stock rights having an exercise price greater than $35.00 to eligible employees. The Company’s executive officers, members of the Board of Directors and former employees were not eligible to participate. The voluntary exchange offer ended on October 5, 2004, and approximately 9.7 million stock options and rights were surrendered and cancelled. Replacement stock options and replacement stock rights totaling approximately 4.5 million shares were issued on April 7, 2005 at an exercise price of $20.75. These replacement stock options have a six-year term and vest over five years.

Restricted Stock    The Company awarded 100,000 shares and 21,187 shares of restricted stock in 2007 and 2005, respectively, to certain officers and key employees. Restricted stock was not awarded in 2006. These shares vest over a period of between three to four years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of this restricted stock resulted in compensation expense of $5.2 million in 2007, $5.0 million in 2006 and $5.5 million in 2005. As of December 29, 2007, 951,673 restricted shares were vested, 138,876 were unvested and 253,999 shares had been returned to Safeway to satisfy tax-withholding obligations of employees. There were no cancellations of restricted stock during 2007, 2006 or 2005. The weighted-average intrinsic value at grant date of restricted stock outstanding at year-end 2007 was $24.66.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the Company’s stock option plans for the three-year period ended December 29, 2007 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2004	26,814,561	$26.37

2005 Activity:
Granted	11,515,944	20.19
Canceled	(1,575,189)	28.55
Exercised	(1,889,572)	8.12
Outstanding, year-end 2005	34,865,744	$25.23	$139.3

2006 Activity:
Granted	7,223,122	23.51
Canceled	(1,388,435)	26.00
Exercised	(2,725,654)	15.80
Outstanding, year-end 2006	37,974,777	$25.59	$431.2

2007 Activity:
Granted	7,067,078	35.10
Canceled	(1,963,124)	27.04
Exercised	(6,673,669)	15.84
Outstanding, year-end 2007	36,405,062	$29.18	$299.3

Exercisable, year-end 2005	16,239,331	$29.16	$81.9
Exercisable, year-end 2006	17,885,299	29.69	175.3
Exercisable, year-end 2007	16,368,093	32.86	120.4
Expected to vest, year-end 2007(1)	16,510,462	26.17	147.4

(1)	The remaining weighted-average contractual life of these options is 3.9 years.

Weighted-average fair value of options granted during the year:
2005	$6.32
2006	6.75
2007	9.90

The total intrinsic value of options exercised was $120.2 million in 2007 and $32.0 million in 2006. As of year-end 2007, there was $119.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information at year-end 2007:

			Options outstanding			Options exercisable
Range of exercise prices			Number of options	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of options	Weighted- average exercise price
$ 2.38	to	$18.11	3,717,208	3.12	$17.05	1,543,939	$15.58
18.12		20.15	4,270,597	2.66	19.89	2,392,159	19.90
20.16		21.54	4,050,180	3.42	20.80	1,449,424	20.82
21.97		23.01	5,537,045	4.01	22.84	1,324,722	22.75
23.02		24.01	1,776,796	3.95	23.81	379,983	23.72
24.04		27.40	1,911,269	4.49	25.55	1,051,127	26.02
27.97		34.94	2,001,980	3.76	31.76	1,112,190	31.15
35.37		35.37	5,553,655	5.15	35.37	–	–
35.56		45.67	3,743,420	2.20	40.38	3,278,684	40.93
45.94		62.50	3,842,912	2.81	52.32	3,835,865	52.32

2.38		62.50	36,405,062	3.57	29.18	16,368,093	32.86

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

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2007	2006	2005
Expected life (in years)	4.5	4.5	4.5
Expected stock volatility	26.4% - 31.5%	27.1% - 27.7%	28.9% - 30.8%
Risk-free interest rate	4.30% - 4.78%	4.43% - 4.78%	3.83% - 4.09%
Expected dividend yield during the expected term	0.7% - 0.8%	0.8% - 0.9%	0% - 1%

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

The Company recognized stock-based compensation expense of $48.4 million ($0.07 per diluted share) during fiscal 2007, $51.2 million ($0.07 per diluted share) during fiscal 2006 and $59.7 million ($0.08 per diluted share) during fiscal 2005 as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H:  Taxes on Income

The components of income before income tax expense are as follows (in millions):

	2007	2006	2005
Domestic	$1,141.9	$1,029.2	$723.7
Foreign	261.7	210.8	125.3
	$1,403.6	$1,240.0	$849.0

U.S. and Canadian tax authorities notified the Company during 2005 that they had concluded their transfer pricing negotiations with respect to a bilateral Advance Pricing Agreement for the years 2000 through 2006. The agreement established arm’s length charges for intercompany sales of goods and services and use of property by the Company and its Canadian subsidiary which are eliminated in consolidation. As a result of this agreement, foreign income before tax expense for 2005 was reduced, and domestic income before tax expense for 2005 was increased by the amount of the charges.

The components of income tax expense are as follows (in millions):

	2007	2006	2005
Current:
Federal	$258.3	$251.0	$389.4
State	37.1	48.7	59.1
Foreign	89.0	68.6	55.3
	384.4	368.3	503.8
Deferred:
Federal	108.4	(4.2)	(186.2)
State	16.9	(1.0)	(17.6)
Foreign	5.5	6.3	(12.1)
	130.8	1.1	(215.9)
	$515.2	$369.4	$287.9

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):
	2007	2006	2005
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$491.3	$434.0	$297.2
State taxes on income net of federal benefit	35.1	31.0	27.0
Charitable donations of inventory	(7.7)	(14.7)	(11.1)
Interest on debt financing tax refunds, net of tax	(0.2)	(62.6)	–
Repatriation of foreign earnings	–	–	(16.5)
Other	(3.3)	(18.3)	(8.7)
	$515.2	$369.4	$287.9

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The federal and state tax refunds of $262.3 million were recorded in 2006 as an increase to additional paid-in capital since the tax deductions associated with the debt financing exceeded the previously recognized book expense. The interest earned reduced income tax expense by $62.6 million, net of tax, in 2006.

As a result of acquiring the remaining minority interests in Safeway.com in 2006, the Company eliminated the valuation allowance on Safeway.com’s net operating loss (“NOL”) carryforwards. The utilization of these NOL carryforwards resulted in a tax benefit of $84.8 million, which reduced income tax expense by $13.6 million and goodwill by $71.2 million in 2006.

Significant components of the Company’s net deferred tax liability at year end were as follows (in millions):

	2007	2006
Deferred tax assets:
Workers’ compensation and other claims	$190.1	$201.3
Employee benefits	121.9	117.0
Charitable contribution carryforwards	74.7	58.5
Reserves not currently deductible	61.8	52.0
Accrued claims and other liabilities	24.8	39.2
Pension	32.7	(8.0)
Operating loss carryforwards	3.7	31.2
Other assets	33.9	31.9
	543.6	523.1
Valuation allowance	(12.2)	(2.7)
	$531.4	$520.4

	2007	2006
Deferred tax liabilities:
Property	$(560.1)	$(381.7)
Inventory	(264.6)	(218.8)
Investments in foreign operations	(49.4)	(46.2)
	(874.1)	(646.7)
Net deferred tax liability	(342.7)	(126.3)
Less current liability	(88.0)	(8.9)
Long-term portion	$(254.7)	$(117.4)

At December 29, 2007, the Company had federal and state charitable contribution carryforwards of $203.9 million which expire from 2008 through 2012. A valuation allowance has been recorded against $33.2 million of these carryforwards. The valuation allowance is recorded when it becomes more likely than not that a portion of the deferred tax asset will not be realized.

The Company had net operating loss carryforwards for federal income tax purposes of approximately $10.3 million which expire at various dates from 2022 to 2026. The Company also had state tax credit carryforwards of $14.0 million which have no expiration date.

At December 29, 2007, certain undistributed earnings of the Company’s foreign operations totaling $1,456.3 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006, the first day of the 2007 fiscal year. The Company recorded the cumulative effect of adopting FIN 48 by increasing stockholders’ equity by $139.7 million.

As of December 29, 2007 the Company had unrecognized tax benefits of $123.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

Balance at December 31, 2006	$138.8
Additions based on tax positions related to the current year	1.7
Additions for tax positions of prior years	9.4
Reductions based on tax positions related to the current year	(12.0)
Reductions for tax positions of prior years	(14.8)
Balance at December 29, 2007	$123.1

Included in the balance of unrecognized tax benefits at December 29, 2007 are tax positions of $121.3 million (net of tax) that would reduce the Company’s effective income tax rate, if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. Income tax expense in 2007 included a benefit of $5.7 million (net of tax) related to interest on income taxes. During 2007 there were no penalties included in income tax expense. As of December 29, 2007, the Company had a net receivable for interest on income taxes of $13.6 million (net of tax) and no liability for penalties on income taxes.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Internal Revenue Service’s (“IRS”) examination of the Company’s federal income tax returns for 2002 and 2003 is complete, and examination of the returns for 2004 and 2005 began in May 2007. The IRS and other tax authorities have proposed tax deficiencies on several issues. The Company is contesting these proposed tax deficiencies. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2004, and is no longer subject to state and local income tax examinations for fiscal years before 2001. With limited exceptions, the Company’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2002.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of 2008.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I:  Employee Benefit Plans and Collective Bargaining Agreements

Retirement Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multi-employer pension plans. In accordance with SFAS No. 158 Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.

The following tables provide a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 29, 2007 and a statement of the funded status as of year-end 2007 and year-end 2006 (in millions):

	2007	2006
Change in projected benefit obligation:
Beginning balance	$2,181.6	$2,110.1
Service cost	93.2	101.1
Interest cost	124.8	129.3
Plan amendments	8.8	29.7
Actuarial gain	(7.0)	(40.0)
Benefit payments	(148.4)	(143.8)
Currency translation adjustment	89.0	(4.8)
Ending balance	$2,342.0	$2,181.6

	2007	2006
Change in fair value of plan assets:
Beginning balance	$2,214.7	$2,102.8
Actual return on plan assets	120.0	235.1
Employer contributions	33.8	25.0
Benefit payments	(148.4)	(143.8)
Currency translation adjustment	75.5	(4.4)
Ending balance	$2,295.6	$2,214.7

	2007	2006
Funded status:
Fair value of plan assets	$2,295.6	$2,214.7
Projected benefit obligation	(2,342.0)	(2,181.6)
Funded status	$(46.4)	$33.1

Components of net amount recognized in financial position:
Prepaid pension costs	$73.2	$137.3
Other accrued liabilities (current liability)	(1.5)	(1.3)
Pension obligations (non-current liability)	(118.1)	(102.9)
	$(46.4)	$33.1

	2007	2006
Amounts recognized in accumulated other comprehensive income as a result of adoption of SFAS No. 158 consist of:
Net actuarial loss	N/A	$179.2
Prior service cost	N/A	124.9
Transition obligation	N/A	5.6
Difference in the book and tax basis of assets	N/A	(165.1)
Deferred taxes	N/A	(47.9)
Total	N/A	$96.7

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Safeway expects approximately $6.2 million of the net actuarial loss and $21.7 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2008.

The following table provides the components of 2007, 2006 and 2005 net pension expense for the retirement plans (in millions):

	2007	2006	2005
Estimated return on assets	$173.6	$191.2	$167.8
Service cost	(93.1)	(101.1)	(108.0)
Interest cost	(124.0)	(129.3)	(125.5)
Amortization of prior service cost	(23.0)	(22.4)	(16.8)
Amortization of unrecognized losses	(5.6)	(21.5)	(33.1)
Net pension expense	$(72.1)	$(83.1)	$(115.6)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. The Company uses its fiscal year-end date as the measurement date for its plans. The accumulated benefit obligation for all Safeway plans was $2,062.5 million at year-end 2007 and $2,011.4 million at year-end 2006.

The actuarial assumptions used to determine year-end projected benefit obligation were as follows:

	2007	2006	2005
Discount rate:
United States plans	6.1%	6.0%	5.7%
Canadian plans	5.3	5.0	5.0
Combined weighted-average rate	5.9	5.7	5.5
Rate of compensation increase:
United States plans	4.0%	4.0%	4.0%
Canadian plans	3.5	3.5	3.5

The actuarial assumptions used to determine net periodic benefit cost were as follows:

	2007	2006	2005
Discount rate:
United States plans	6.0%	5.7%	5.8%
Canadian plans	5.0	5.0	5.8
Combined weighted-average rate	5.7	5.5	5.8

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.0

Rate of compensation increase:
United States plans	4.0%	4.0%	5.0%
Canadian plans	3.5	3.5	3.5

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans at year-end 2007 and year-end 2006:

Asset category		Plan assets
	Target	2007	2006
Equity	65%	67.8%	68.9%
Fixed income	35	31.8	30.7
Cash and other	–	0.4	0.4
Total	100%	100.0%	100.0%

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

Expected rates of return on plan assets were developed by determining projected stock and bond returns and then applying these returns to the target asset allocations of the employee benefit trusts, resulting in a weighted-average rate of return on plan assets. Equity returns were based primarily on historical returns of the S&P 500 Index. Fixed-income projected returns were based primarily on historical returns for the broad U.S. bond market.

Safeway expects to contribute approximately $35.6 million to its defined benefit pension plan trusts in 2008.

Underfunded plans

Year-end information for plans with accumulated benefit obligations in excess of plan assets (in millions):

	2007	2006
Funded status:
Fair value of plan assets	$649.3	$567.9
Projected benefit obligation	(769.0)	(672.1)
Funded status	$(119.7)	$(104.2)

Retirement Restoration Plan    The Retirement Restoration Plan provides death benefits and supplemental income payments for senior executives after retirement. The Company recognized expense of $4.8 million in 2007, $5.2 million in 2006 and $6.4 million in 2005. The aggregate projected benefit obligation of the Retirement Restoration Plan was approximately $62.9 million at year-end 2007 and $57.0 million at year-end 2006.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s accrued postretirement benefit obligation (“APBO”) was $64.6 million at year-end 2007 and $51.7 million at year-end 2006. The APBO represents the actuarial present value of the benefits expected to be paid after retirement. Postretirement benefit expense was $7.6 million in 2007, $5.5 million in 2006 and $4.2 million in 2005.

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2008	$119.6	$4.9
2009	124.8	5.0
2010	129.5	5.2
2011	135.8	5.3
2012	143.4	5.3
2013 – 2017	810.4	27.9

Multi-Employer Pension Plans    Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company’s non-contributory retirement plans, pursuant to agreements between the Company and various unions. These plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer-contributors. Contributions of $270.1 million in 2007, $253.8 million in 2006 and $234.5 million in 2005 were made and charged to expense.

Note J:  Investment in Unconsolidated Affiliates

At year-end 2007, 2006 and 2005, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operates 137 food and general merchandise stores in Western Mexico.

Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $8.7 million in 2007, income of $21.1 million in 2006 and income of $15.8 million in 2005.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K:  Commitments and Contingencies

Legal Matters    On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., against the Company’s subsidiary, The Vons Companies, Inc., Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. The Attorney General has also indicated that it will seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants filed a motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws, which motion was denied by the court on May 25, 2005. On November 25, 2005, the Ninth Circuit issued an order refusing to hear an interlocutory appeal of the order denying defendants’ summary judgment motion. In July of 2006, the Attorney General filed a motion for summary judgment arguing that the MSAA was a per se antitrust violation, which motion was denied by the court on December 7, 2006. On October 16, 2006, the Attorney General filed a second amended complaint naming Safeway Inc. as an additional defendant. Safeway’s motion to dismiss was denied on December 11, 2006, and Safeway answered the second amended complaint shortly thereafter. Trial is scheduled for April 15, 2008.

There are also pending against the Company various claims and lawsuits arising in the normal course of business, some of which seek damages and other relief, which, if granted, would require very large expenditures.

It is management’s opinion that, although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s financial statements taken as a whole.

Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $307.9 million at year-end 2007.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L:  Segments

Safeway’s retail business, which represents more than 98% of consolidated sales and other revenue and operates in the U.S. and Canada, is its only reportable segment.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2007
Sales and other revenue	$36,271.4	$6,014.6	$42,286.0
Operating profit	1,496.7	275.4	1,772.1
Income before income taxes	1,141.9	261.7	1,403.6
Long-lived assets, net	9,153.9	1,468.1	10,622.0
Total assets	15,453.6	2,197.4	17,651.0

2006
Sales and other revenue	$34,721.1	$5,463.9	$40,185.0
Operating profit	1,370.4	229.4	1,599.8
Income before income taxes	1,029.2	210.8	1,240.0
Long-lived assets, net	8,553.5	1,219.8	9,773.3
Total assets	14,456.9	1,816.9	16,273.8

2005
Sales and other revenue	$33,568.8	$4,847.2	$38,416.0
Operating profit	1,090.9	123.8	1,214.7
Income before income taxes (1)	723.7	125.3	849.0
Long-lived assets, net	8,028.0	1,069.1	9,097.1
Total assets	14,141.2	1,615.7	15,756.9

(1)	As a result of the Advance Pricing Agreement negotiated in 2005 (see Note H), Canada income before tax expense for 2005 has been reduced, and U.S. income before tax expense for 2005 has been increased by intercompany charges which are eliminated in consolidation.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M:  Computation of Earnings Per Share

(In millions, except per-share amounts)	2007		2006		2005
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income	$888.4	$888.4	$870.6	$870.6	$561.1	$561.1

Weighted-average common shares outstanding	440.3	440.3	444.9	444.9	447.9	447.9
Common share equivalents	5.4		2.9		1.9
Weighted-average shares outstanding	445.7		447.8		449.8
Earnings per share	$1.99	$2.02	$1.94	$1.96	$1.25	$1.25

Anti-dilutive shares totaling 15.0 million in 2007, 22.3 million in 2006 and 28.4 million in 2005 have been excluded from diluted weighted-average shares outstanding.

Note N:  Guarantees

Safeway has applied the measurement and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to the Company’s agreements that contain guarantee and indemnification clauses. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. As of December 29, 2007, Safeway did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2007

Sales and other revenue	$42,286.0	$13,356.4	$9,784.5	$9,823.3	$9,321.8
Gross profit	12,152.9	3,831.9	2,789.4	2,801.1	2,730.6
Operating profit	1,772.1	597.7	391.0	422.4	361.0
Income before income taxes	1,403.6	480.3	307.0	338.1	278.2
Net income	888.4	301.1	194.6	218.2	174.4
Net income per share – basic	$2.02	$0.68	$0.44	$0.50	$0.40
Net income per share – diluted	1.99	0.68	0.44	0.49	0.39

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks (1)	First 12 Weeks
2006

Sales and other revenue	$40,185.0	$12,503.5	$9,419.8	$9,367.1	$8,894.6
Gross profit	11,581.0	3,642.1	2,666.1	2,684.6	2,588.2
Operating profit	1,599.8	545.8	354.1	382.2	317.7
Income before income taxes	1,240.0	435.1	275.3	297.1	232.4
Net income	870.6	307.9	173.5	246.2	142.9
Net income per share – basic	$1.96	$0.70	$0.39	$0.55	$0.32
Net income per share – diluted	1.94	0.69	0.39	0.55	0.32

(1)	Net income for the second 12 weeks of 2006 includes a $58.5 million reduction in income tax expense for interest earned on a federal income tax refund, net of income tax.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal year ended December 29, 2007 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of Safeway Inc. has prepared an annual report on internal control over financial reporting. The Company’s independent registered public accounting firm has rendered an opinion on the Company’s internal control over financial reporting. Management’s report, together with the opinion of the independent registered public accounting firm, is set forth in Part II, Item 8 of this report.

Item 9B.	Other Information

None.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 Registration Statement filed on July 27, 2004).

Exhibit 3.2	Amended and Restated Bylaws of Safeway Inc., as amended on March 9, 2006 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated March 9, 2006).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).3	Form of Officers’ Certificate establishing the terms of the Company’s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.6 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).4	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2008, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated November 9, 1998).

Exhibit 4(i).5	Form of Officers’ Certificate establishing terms of the registrant’s 7.5% Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated September 14, 1999).

Exhibit 4(i).6	Form of Officers’ Certificate establishing terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).7	Form of Officers’ Certificate establishing terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated March 5, 2001).

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).8	Form of Officers’ Certificate establishing terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).9	Form of Officers’ Certificate establishing terms of the registrant’s 4.125% Notes due 2008 including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to the registrant’s Current Report on Form 8-K dated October 29, 2003).

Exhibit 4(i).10	Form of Officers’ Certificate establishing terms of the registrant’s 4.950% Notes due 2010 and 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

Exhibit 4(i).11	Form of Officers’ Certificate establishing terms of the registrant’s Floating Rate Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated March 28, 2006).

Exhibit 4(i).12	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 of the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).4*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).5*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of the registrant’s Form 10-K for the year ended December 28, 1996).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).6*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).7*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).8*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).9*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).10*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).11*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).12*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).13*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).14*	Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated March 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).15*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).16	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2005).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).17*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).18*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement under the Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).19*	Amendment dated February 25, 2003 to the 1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003).

Exhibit 10(iii).20	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 10(iii).21*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).22*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).23	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).24*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).25*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).26*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).27*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).28*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).29*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).30*	Safeway Executive Deferred Compensation Plan II, adopted effective January 1, 2005; amended October 23, 2007.

Exhibit 10(iii).31*	Retirement Restoration Plan II of Safeway Inc., adopted effective as of January 1, 2005; amended October 23, 2007.

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors II, effective January 1, 2005; amended and restated effective January 1, 2008.

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K of Safeway Inc.).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By:	/s/ Steven A. Burd	Date: February 26, 2008
Steven A. Burd
Chairman, President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints STEVEN A. BURD, ROBERT L. EDWARDS and ROBERT A. GORDON, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert L. Edwards	Date: February 26, 2008
Robert L. Edwards
Executive Vice President and Chief Financial Officer

	/s/ David F. Bond	Date: February 26, 2008
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

Director

	/s/ Steven A. Burd	Date: February 26, 2008
Steven A. Burd

	/s/ Paul Hazen	February 26, 2008
Paul Hazen

	/s/ Janet E. Grove	February 26, 2008
Janet E. Grove

	/s/ Mohan Gyani	February 26, 2008
Mohan Gyani

	/s/ Robert I. MacDonnell	February 26, 2008
Robert I. MacDonnell

SAFEWAY INC. AND SUBSIDIARIES

Director

/s/ Douglas J. Mackenzie	Date: February 26, 2008
Douglas J. Mackenzie

/s/ Rebecca A. Stirn	February 26, 2008
Rebecca A. Stirn

/s/ William Y. Tauscher	February 26, 2008
William Y. Tauscher

/s/ Raymond G. Viault	February 26, 2008
Raymond G. Viault