Form 10-Q
period 2008-03-22
SAFEWAY INC
filed 2008-04-28
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

As of April 23, 2008, there were issued and outstanding 438.0 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 22, 2008	March 24, 2007

Sales and other revenue	$9,998.8	$9,321.8
Cost of goods sold	(7,120.5)	(6,591.2)

Gross profit	2,878.3	2,730.6
Operating and administrative expense	(2,476.4)	(2,369.6)

Operating profit	401.9	361.0
Interest expense	(84.5)	(89.6)
Other (loss) income, net	(0.4)	6.8

Income before income taxes	317.0	278.2
Income tax expense	(123.6)	(103.8)

Net income	$193.4	$174.4

Earnings per share:
Basic	$0.44	$0.40

Diluted	$0.44	$0.39

Weighted average shares outstanding:
Basic	439.4	440.3

Diluted	442.9	446.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 22, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$216.9	$277.8
Receivables	427.9	577.9
Merchandise inventories	2,714.7	2,797.8
Prepaid expenses and other current assets	320.5	354.0

Total current assets	3,680.0	4,007.5

Property	19,442.1	19,424.2
Less accumulated depreciation and amortization	(8,871.7)	(8,802.2)

Property, net	10,570.4	10,622.0
Goodwill	2,404.3	2,406.3
Prepaid pension costs	66.3	73.2
Investment in unconsolidated affiliates	213.2	216.0
Other assets	322.9	326.0

Total assets	$17,257.1	$17,651.0

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 22, 2008	December 29, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,248.2	$954.9
Current obligations under capital leases	44.2	42.5
Accounts payable	2,085.2	2,825.4
Accrued salaries and wages	408.2	506.7
Deferred income taxes	88.0	88.0
Other accrued liabilities	634.9	718.9

Total current liabilities	4,508.7	5,136.4

Long-term debt:
Notes and debentures	4,248.8	4,093.5
Obligations under capital leases	553.5	564.2

Total long-term debt	4,802.3	4,657.7
Deferred income taxes	261.6	254.7
Pension and postretirement benefit obligations	226.4	236.7
Accrued claims and other liabilities	665.3	663.7

Total liabilities	10,464.3	10,949.2
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 589.6 and 589.3 shares issued	5.9	5.9
Additional paid-in capital	4,061.5	4,038.2
Treasury stock at cost: 151.7 and 149.2 shares	(4,492.3)	(4,418.0)
Accumulated other comprehensive income	225.0	246.2
Retained earnings	6,992.7	6,829.5

Total stockholders’ equity	6,792.8	6,701.8

Total liabilities and stockholders’ equity	$17,257.1	$17,651.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 22, 2008	March 24, 2007
OPERATING ACTIVITIES:
Net income	$193.4	$174.4
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	251.9	235.7
Property impairment charges	12.9	6.0
Stock-based employee compensation	14.0	11.1
Excess tax benefit from exercise of stock options	(0.4)	(3.2)
LIFO expense	5.4	2.3
Equity in loss (earnings) of unconsolidated affiliates	2.8	(4.4)
Net pension expense	19.2	16.3
Contributions to pension plans	(14.4)	(11.6)
(Gain) loss on property retirements and lease exit costs, net	(0.5)	3.8
Increase in accrued claims and other liabilities	10.0	4.1
Amortization of deferred finance costs	1.2	1.3
Deferred income taxes	6.4	—
Other	(0.8)	2.2
Change in working capital items:
Receivables	13.6	11.7
Inventories at FIFO cost	68.4	(34.2)
Prepaid expenses and other current assets	(43.4)	(38.4)
Income taxes	76.9	104.6
Payables and accruals	(449.9)	(320.7)
Payables related to third-party gift cards, net of receivables	(207.9)	(141.9)

Net cash flow (used) provided by operating activities	(41.2)	19.1

INVESTING ACTIVITIES:
Cash paid for property additions	(373.1)	(385.9)
Proceeds from sale of property	13.0	10.1
Other	(10.6)	(15.9)

Net cash flow used by investing activities	(370.7)	(391.7)

FINANCING ACTIVITIES:
Additions to short-term borrowings, net	130.0	—
Payments on short-term borrowings	(85.0)	—
Additions to long-term borrowings	449.0	402.8
Payments on long-term borrowings	(47.0)	(105.9)
Purchase of treasury stock	(74.1)	—
Dividends paid	(30.4)	(25.3)
Net proceeds from exercise of stock options	7.3	26.4
Excess tax benefit from exercise of stock options	0.4	3.2
Income tax refund related to prior years’ debt financing	2.8	4.5
Other	(0.1)	—

Net cash flow provided by financing activities	352.9	305.7

Effect of changes in exchange rates on cash	(1.9)	—
Decrease in cash and equivalents	(60.9)	(66.9)
CASH AND EQUIVALENTS:
Beginning of period	277.8	216.6

End of period	$216.9	$149.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries ("Safeway" or the "Company") for the 12 weeks ended March 22, 2008 and March 24, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2007 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 22, 2008 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded LIFO expense of $5.4 million during the first 12 weeks of 2008 and LIFO expense of $2.3 million during the first 12 weeks of 2007.

Vendor Allowances

Vendor allowances totaled $622.1 million for the first quarter of 2008 and $591.0 million for the first quarter of 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first quarter of 2008, total comprehensive income was $172.1 million, which primarily consists of net income of $193.4 million and pension amortization of $7.1 million from accumulated other comprehensive income to pension expense, partly offset by foreign currency translation adjustments of approximately $27.3 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the first quarter of 2007, total comprehensive income was $184.1 million, which primarily consists of net income of $174.4 million, pension amortization of $6.9 million from accumulated other comprehensive income to pension expense and foreign currency translation adjustments of approximately $2.2 million.

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

As of March 22, 2008, Safeway had interest rate swap agreements which converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of March 22, 2008, the fair value of these interest rate swap agreements was an asset of $0.9 million.

NOTE B–NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Safeway is currently assessing the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $14.0 million ($0.02 per diluted share) and $11.1 million ($0.02 per diluted share) in the first quarter of 2008 and 2007, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s first-quarter grants, by year, are as follows:

	2008	2007
Expected life (in years)	4.5	4.5
Expected stock volatility	32.6%	26.4%
Risk-free interest rate	2.83%	4.55%
Expected dividend yield during the expected term	0.8%	0.8%

In 2007, the expected term of the awards was determined using the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). In 2008, the Company calculated the expected term based upon its historical data. Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

NOTE D–EARNINGS PER SHARE

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table provides a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 22, 2008		March 24, 2007
	Diluted	Basic	Diluted	Basic
Net income	$193.4	$193.4	$174.4	$174.4

Weighted average common shares outstanding	439.4	439.4	440.3	440.3

Common share equivalents	3.5		6.1

Weighted average shares outstanding	442.9		446.4

Earnings per share	$0.44	$0.44	$0.39	$0.40

Anti-dilutive shares totaling 18.1 million and 12.3 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–GOODWILL

A summary of changes in Safeway's goodwill during the first 12 weeks of 2008 by geographic area is as follows (in millions):

	2008
	U.S.	Canada		Total
Balance–beginning of period	$2,308.8	$97.5		$2,406.3
Adjustments	—	(2.0	)(1)	(2.0)

Balance–end of period	$2,308.8	$95.5		$2,404.3

(1)	Represents foreign currency translation adjustments in Canada.

NOTE F–FINANCING

Notes and debentures were composed of the following at March 22, 2008 and December 29, 2007 (in millions):

	March 22, 2008	December 29, 2007
Commercial paper	$423.6	$25.0
Bank credit agreement, unsecured	—	—
Other bank borrowings, unsecured	144.4	99.7
Mortgage notes payable, secured	19.5	20.1
4.125% Senior Notes due 2008, unsecured	300.0	300.0
4.45% Senior Notes due 2008, unsecured	294.9	301.1
6.50% Senior Notes due 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 5.19% as of March 22, 2008)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	8.2	2.5
Deferred gain on swap termination	6.4	—

	5,497.0	5,048.4
Less current maturities	(1,248.2)	(954.9)

Long-term portion	$4,248.8	$4,093.5

In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt due 2010 at a gain of approximately $7.5 million. This gain is included in debt and is being amortized as an offset to interest expense over the remaining term of the debt.

NOTE G–TAXES ON INCOME

As of March 22, 2008, there have been no material changes to the Company's uncertain tax positions disclosures as provided in Note H of the 2007 Annual Report on Form 10-K. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 28, 2009.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H–PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 weeks of 2008 and 2007 (in millions):

	12 Weeks Ended
	March 22, 2008	March 24, 2007
Estimated return on assets	$(39.4)	$(38.7)
Service cost	23.3	21.1
Interest cost	28.9	27.4
Amortization of prior service cost	5.0	5.3
Amortization of unrecognized losses	1.4	1.2

Net pension expense	$19.2	$16.3

The Company made approximately $15.1 million of contributions to its defined benefit pension plan trusts, including $0.7 million for the Retirement Restoration Plan, in the first quarter of 2008. For the remainder of 2008, Safeway currently anticipates contributing an additional $25.9 million to these trusts.

NOTE I–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 62 of the Form 10-K included in the 2007 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on March 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants. As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level. The Attorney General has reserved the right to appeal the judgment to the Ninth Circuit Court of Appeals. Defendants have reserved the right to appeal the district court’s earlier denial of their non-statutory labor exemption defense.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2007 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock during the first quarter of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2008
Quarter 1	03/06/08	03/27/08	$0.069	$30.2

2007
Quarter 1	03/08/07	03/30/07	$0.0575	$25.4

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock during the first quarter of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2008
Quarter 1	01/17/08	12/27/07	$0.069	$30.4

2007
Quarter 1	01/19/07	12/29/06	$0.0575	$25.3

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $193.4 million ($0.44 per diluted share) for the first quarter of 2008 compared to net income of $174.4 million ($0.39 per diluted share) in the first quarter of 2007.

SALES Total sales increased 7.3% to $10.0 billion in the first quarter of 2008 compared to $9.3 billion in the first quarter of 2007. Contributions from Lifestyle stores, an increase in the Canadian dollar exchange rate and higher fuel sales drove this increase. Identical-store sales increased 4.5% in the first quarter of 2008. Excluding fuel, identical-store sales increased 2.9%. Easter holiday sales occurred in the first quarter of this year compared to the second quarter of last year. When adjusted for the estimated impact of the Easter holiday shift, non-fuel, identical-store sales increased 2.0%.

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

Gross profit declined 50 basis points to 28.79% of sales in the first quarter of 2008 compared to 29.29% of sales in the first quarter of 2007. Higher fuel sales (which have a lower gross margin) reduced gross profit by 38 basis points. The remaining 12 basis-point decline is the result of investments in price, partly offset by improved shrink and lower advertising expense.

Vendor allowances totaled $622.1 million for the first quarter of 2008 and $591.0 million for the first quarter of 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances, and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 65 basis points to 24.77% of sales in the first quarter of 2008 from 25.42% of sales in the first quarter of 2007. Higher fuel sales in 2008 reduced operating and administrative expense by 29 basis points. The remaining 36 basis point decline was the result of reduced employee costs, partly offset by a labor settlement in Alberta, Canada, and higher utility and occupancy costs.

INTEREST EXPENSE Interest expense declined slightly to $84.5 million in the first quarter of 2008 from $89.6 million in the first quarter of 2007 due to a combination of lower interest rates and lower average borrowings.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER (LOSS) INCOME, NET Other income declined to a loss of $0.4 million in the first quarter of 2008 from $6.8 million income in the first quarter of 2007 due primarily to lower results at Casa Ley, Safeway’s unconsolidated affiliate.

INCOME TAX EXPENSE Income tax expense was $123.6 million, or 39.0% of pre-tax income in the first quarter of 2008. Income tax expense in the first quarter of 2007 was $103.8 million, or 37.3% of pre-tax income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2007 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Safeway is currently assessing the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

Liquidity and Financial Resources

Net cash flow used by operating activities was $41.2 million in the first quarter of 2008 compared to net cash flow from operating activities of $19.1 million in the first quarter of 2007. The increase in income before depreciation and amortization was more than offset by a significant reduction in payables and accruals in the quarter. Cash flow provided (used) by operating activities is typically not significant in the Company’s first quarter of the fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flow used by investing activities was $370.7 million in the first quarter of 2008 compared to $391.7 million in the first quarter of 2007.

Net cash flow provided by financing activities was $352.9 million in the first quarter of 2008 compared to $305.7 million in the first quarter of 2007 primarily due to increased borrowings, partly offset by stock repurchases.

As of March 22, 2008, current maturities of notes and debentures were $1.2 billion. Safeway expects to repay these borrowings with cash on hand, borrowings of commercial paper and/or the issuance of public debt.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and Credit Agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases, if any, for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 22, 2008, the Company was in compliance with the covenant requirements. As of March 22, 2008, there were no borrowings, and letters of credit totaled $37.1 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,562.9 million as of March 22, 2008.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of March 22, 2008, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $30.4 million and $25.3 million for the first quarters of 2008 and 2007, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM In December 2006, the Board of Directors increased the total authorized level of the Company’s stock repurchase program to $4.0 billion from the previously announced level of $3.5 billion. From the initiation of the repurchase program in 1999 through the end of the first quarter of fiscal 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.6 billion, leaving an authorized amount for repurchases of $447.0 million. During the first quarter of 2008, Safeway repurchased approximately 2.5 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $74.1 million. The average price per share, excluding commissions, was $29.70. The timing and volume of future repurchases will depend on several factors, including market conditions.

CREDIT RATINGS On April 8, 2008, Standard & Poor’s upgraded Safeway’s corporate credit and senior unsecured long-term debt ratings to ‘BBB’ from ‘BBB-’. Concurrently, the short-term rating was raised to ‘A-2’ from ‘A-3’. The outlook was revised from positive to stable.

Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency.

Capital Expenditure Program

Safeway invested $373.1 million in capital expenditures in the first quarter of 2008. The Company opened one new Lifestyle store, completed 22 Lifestyle remodels and closed four stores. For the year, the Company expects to spend $1.70 to $1.75 billion in capital expenditures, open 20 to 25 new Lifestyle stores and complete 250 to 255 Lifestyle remodels.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “will,” “may,” “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; uncertain tax positions; amount of unrecognized tax benefits; debt repayments; sufficiency of liquidity for the foreseeable future; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley, S.A. de C.V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 22, 2008 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 62 of the Form 10-K included in the 2007 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al., on March 28, 2008, pursuant to a stipulation between the parties, the court entered a final judgment in favor of the defendants. As a result of the stipulation and final judgment, there are no further claims to be litigated at the trial court level. The Attorney General has reserved the right to appeal the judgment to the Ninth Circuit Court of Appeals. Defendants have reserved the right to appeal the district court’s earlier denial of their non-statutory labor exemption defense.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2008.

Fiscal period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
December 30, 2007 – January 26, 2008	—	—	—	$521.1
January 27, 2008 – February 23, 2008	—	—	—	521.1
February 24, 2008 – March 22, 2008	2,496,243	$29.70	2,493,500	447.0

TOTAL	2,496,243	$29.70	2,493,500	$447.0

[1]

Includes 2,743 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

[2]	Average price per share excludes commissions.
[3]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002 and then to $4.0 billion in 2006. From the initiation of the repurchase program in 1999 through the end of the first quarter of 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.6 billion, leaving an authorized amount for repurchases of $447.0 million. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 3.2	Amended and Restated Bylaws of Safeway, Inc., as amended on March 6, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated March 6, 2008).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: April 28, 2008	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: April 28, 2008	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED MARCH 22, 2008

Exhibit 3.2	Amended and Restated Bylaws of Safeway, Inc., as amended on March 6, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated March 6, 2008).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.