Form 10-Q
period 2008-06-14
SAFEWAY INC
filed 2008-07-17
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2008

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

As of July 15, 2008, there were issued and outstanding 435.5 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007
Sales and other revenue	$10,120.0	$9,823.3	$20,118.8	$19,145.1
Cost of goods sold	(7,254.8)	(7,022.2)	(14,375.3)	(13,613.4)

Gross profit	2,865.2	2,801.1	5,743.5	5,531.7
Operating and administrative expense	(2,413.6)	(2,378.7)	(4,890.0)	(4,748.3)

Operating profit	451.6	422.4	853.5	783.4
Interest expense	(81.7)	(89.7)	(166.2)	(179.3)
Other income, net	2.0	5.4	1.6	12.2

Income before income taxes	371.9	338.1	688.9	616.3
Income tax expense	(137.6)	(119.9)	(261.2)	(223.7)

Net income	$234.3	$218.2	$427.7	$392.6

Earnings per share:
Basic	$0.54	$0.50	$0.98	$0.89

Diluted	$0.53	$0.49	$0.97	$0.88

Weighted average shares outstanding:
Basic	437.0	440.0	438.2	440.1

Diluted	440.3	446.2	441.6	446.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 14, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$326.1	$277.8
Receivables	469.8	577.9
Merchandise inventories	2,656.7	2,797.8
Prepaid expenses and other current assets	395.1	354.0

Total current assets	3,847.7	4,007.5

Property	19,540.7	19,424.2
Less accumulated depreciation and amortization	(8,977.5)	(8,802.2)

Property, net	10,563.2	10,622.0
Goodwill	2,403.9	2,406.3
Prepaid pension costs	59.4	73.2
Investment in unconsolidated affiliates	212.0	216.0
Other assets	322.6	326.0

Total assets	$17,408.8	$17,651.0

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 14, 2008	December 29, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,205.6	$954.9
Current obligations under capital leases	44.8	42.5
Accounts payable	2,286.1	2,825.4
Accrued salaries and wages	443.2	506.7
Deferred income taxes	87.9	88.0
Other accrued liabilities	664.8	718.9

Total current liabilities	4,732.4	5,136.4

Long-term debt:
Notes and debentures	4,058.3	4,093.5
Obligations under capital leases	542.8	564.2

Total long-term debt	4,601.1	4,657.7
Deferred income taxes	267.1	254.7
Pension and postretirement benefit obligations	224.8	236.7
Accrued claims and other liabilities	668.1	663.7

Total liabilities	10,493.5	10,949.2
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 590.4 and 589.3 shares issued	5.9	5.9
Additional paid-in capital	4,094.7	4,038.2
Treasury stock at cost: 155.0 and 149.2 shares	(4,593.1)	(4,418.0)
Accumulated other comprehensive income	216.9	246.2
Retained earnings	7,190.9	6,829.5

Total stockholders’ equity	6,915.3	6,701.8

Total liabilities and stockholders’ equity	$17,408.8	$17,651.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 14, 2008	June 16, 2007
OPERATING ACTIVITIES:
Net income	$427.7	$392.6
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	512.1	478.9
Property impairment charges	25.7	18.7
Stock-based employee compensation	27.7	22.9
Excess tax benefit from exercise of stock options	(1.3)	(7.2)
LIFO expense	13.2	4.6
Equity in loss (earnings) of unconsolidated affiliates	4.0	(7.7)
Net pension expense	38.9	33.1
Contributions to pension plans	(21.6)	(18.2)
Loss (gain) on property retirements and lease exit costs, net	4.9	(14.6)
Increase in accrued claims and other liabilities	16.6	14.4
Amortization of deferred finance costs	2.3	2.6
Deferred income taxes	6.4	—
Other	1.8	4.0
Change in working capital items:
Receivables	5.0	(31.0)
Inventories at FIFO cost	115.6	66.3
Prepaid expenses and other current assets	(27.0)	(54.7)
Income taxes	(12.0)	10.1
Payables and accruals	(245.0)	(155.2)
Payables related to third-party gift cards, net of receivables	(182.1)	(107.5)

Net cash flow provided by operating activities	712.9	652.1

INVESTING ACTIVITIES:
Cash paid for property additions	(676.8)	(753.1)
Proceeds from sale of property	43.5	87.9
Other	(23.7)	(27.6)

Net cash flow used by investing activities	(657.0)	(692.8)

FINANCING ACTIVITIES:
Additions to short-term borrowings, net	5.0	—
Additions to long-term borrowings	449.5	433.4
Payments on long-term borrowings	(247.1)	(305.4)
Purchase of treasury stock	(174.7)	(120.0)
Dividends paid	(60.6)	(50.7)
Net proceeds from exercise of stock options	23.4	53.9
Excess tax benefit from exercise of stock options	1.3	7.2
Income tax refund related to prior years’ debt financing	2.8	6.3
Other	(0.4)	(1.3)

Net cash flow (used) provided by financing activities	(0.8)	23.4

Effect of changes in exchange rates on cash	(6.8)	3.6
Increase (decrease) in cash and equivalents	48.3	(13.7)
CASH AND EQUIVALENTS:
Beginning of period	277.8	216.6

End of period	$326.1	$202.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 14, 2008 and June 16, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 14, 2008 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded LIFO expense of $13.2 million during the first 24 weeks of 2008 and LIFO expense of $4.6 million during the first 24 weeks of 2007.

Vendor Allowances

Vendor allowances totaled $583.9 million for the second quarter of 2008 and $579.0 million for the second quarter of 2007. Vendor allowances totaled $1.2 billion for the first 24 weeks of 2008 and 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first 24 weeks of 2008, total comprehensive income was $398.2 million, which primarily consists of net income of $427.7 million and pension amortization of $9.1 million from accumulated other comprehensive income to pension expense, partly offset by foreign currency translation adjustments of approximately $37.3 million.

For the first 24 weeks of 2007, total comprehensive income was $495.2 million, which primarily consists of net income of $392.6 million, pension amortization of $14.0 million from accumulated other comprehensive income to pension expense and foreign currency translation adjustments of approximately $87.7 million.

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in fiscal 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

As of June 14, 2008, Safeway had interest rate swap agreements which converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of June 14, 2008, the fair value of these interest rate swap agreements was an asset of $0.4 million.

NOTE B–NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Safeway is currently assessing the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $13.7 million ($0.02 per diluted share) and $11.8 million ($0.02 per diluted share) in the second quarter of 2008 and 2007, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $27.7 million ($0.04 per diluted share) and $22.9 million ($0.03 per diluted share) for the first 24 weeks of 2008 and 2007, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the second quarter, by year, are as follows:

	2008	2007
Expected life (in years)	4.5	4.5
Expected stock volatility	32.0% - 32.6%	26.4% - 27.5%
Risk-free interest rate	2.83 - 3.01%	4.46% - 4.55%
Expected dividend yield during the expected term	0.8%	0.7% - 0.8%

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

The following tables provide reconciliations of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 14, 2008		June 16, 2007
	Diluted	Basic	Diluted	Basic
Net income	$234.3	$234.3	$218.2	$218.2

Weighted average common shares outstanding	437.0	437.0	440.0	440.0

Common share equivalents	3.3		6.2

Weighted average shares outstanding	440.3		446.2

Earnings per share	$0.53	$0.54	$0.49	$0.50

Anti-dilutive shares totaling 22.1 million and 15.4 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively.

	24 Weeks Ended
	June 14, 2008		June 16, 2007
	Diluted	Basic	Diluted	Basic
Net income	$427.7	$427.7	$392.6	$392.6

Weighted average common shares outstanding	438.2	438.2	440.1	440.1

Common share equivalents	3.4		6.2

Weighted average shares outstanding	441.6		446.3

Earnings per share	$0.97	$0.98	$0.88	$0.89

Anti-dilutive shares totaling 20.4 million and 14.0 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2008 by geographic area is as follows (in millions):

	2008
	U.S.	Canada		Total
Balance–beginning of period	$2,308.8	$97.5		$2,406.3
Adjustments	0.2	(2.6	) (1)	(2.4)

Balance–end of period	$2,309.0	$94.9		$2,403.9

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following at June 14, 2008 and December 29, 2007 (in millions):

	June 14, 2008	December 29, 2007
Commercial paper	$234.9	$25.0
Bank credit agreement, unsecured	—	—
Other bank borrowings, unsecured	104.4	99.7
Mortgage notes payable, secured	18.9	20.1
4.125% Senior Notes due November 2008, unsecured	300.0	300.0
4.45% Senior Notes due November 2008, unsecured	292.9	301.1
6.50% Senior Notes due November 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 3.0% as of June 14, 2008)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	7.5	2.5
Deferred gain on swap termination	5.3	—

	5,263.9	5,048.4
Less current maturities	(1,205.6)	(954.9)

Long-term portion	$4,058.3	$4,093.5

In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt due 2010 at a gain of approximately $7.5 million. This gain is included in debt and is being amortized as an offset to interest expense over the remaining term of the debt.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G–EMPLOYEE BENEFIT PLANS

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended June 14, 2008	12 Weeks Ended June 16, 2007	24 Weeks Ended June 14, 2008	24 Weeks Ended June 16, 2007
Estimated return on assets	$(39.4)	$(38.9)	$(78.9)	$(77.6)
Service cost	23.8	21.4	47.1	42.5
Interest cost	28.9	27.7	57.8	55.2
Amortization of prior service cost	5.0	5.3	10.1	10.6
Amortization of unrecognized losses	1.4	1.2	2.8	2.4

Net pension expense	$19.7	$16.7	$38.9	$33.1

Safeway made approximately $23.2 million of contributions to its defined benefit pension plan trusts, including $1.6 million for the Retirement Restoration Plan, in the first 24 weeks of 2008. For the remainder of 2008, Safeway currently anticipates contributing an additional $17.6 million to these trusts.

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

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al. (now entitled State of California, ex rel. Edmund G. Brown, Jr. v. Safeway Inc. dba Vons, et al.), on April 18, 2008, the Attorney General filed a notice of appeal to the Ninth Circuit Court of Appeals. On April 24, 2008, defendants filed a notice of appeal with respect to the district court’s earlier denial of their non-statutory labor exemption defense. Briefs are due in the Fall of 2008. No hearing date has been set.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2007 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2008
Quarter 2	05/13/08	06/26/08	$0.0828	$36.1	$66.3
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2
2007
Quarter 2	05/16/07	06/29/07	$0.0690	$30.3	$55.7
Quarter 1	03/08/07	03/30/07	0.0575	25.4	25.4

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the second quarters of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2008
Quarter 2	04/17/08	03/27/08	$0.069	$30.2	$60.6
Quarter 1	01/17/08	12/27/07	0.069	30.4	30.4
2007
Quarter 2	04/20/07	03/30/07	$0.0575	$25.4	$50.7
Quarter 1	01/19/07	12/29/06	0.0575	25.3	25.3

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $234.3 million ($0.53 per diluted share) for the second quarter of 2008 compared to net income of $218.2 million ($0.49 per diluted share) in the second quarter of 2007.

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This trend may lead to reduced consumer spending which could affect Safeway’s sales growth. Additionally, rising food inflation combined with reduced consumer spending could also put pressure on gross profit margins.

However, in a slowing economy, we anticipate that some customers may trade down from dining out in restaurants to shopping more at grocery stores such as Safeway and from purchasing national brand products to purchasing less expensive Safeway private label brands. Additionally, rising fuel prices may lead some consumers to switch from shopping at more remote club and discount stores to Safeway’s more convenient neighborhood locations.

SALES AND OTHER REVENUE Total sales increased 3.0% to $10.1 billion in the second quarter of 2008 compared to $9.8 billion in the second quarter of 2007. This increase was driven by contributions from Lifestyle stores, an increase in fuel sales of $138.1 million and an increase of $132.2 million (in U.S. dollars) due to a change in the Canadian dollar exchange rate, partly offset by a shift in Easter holiday sales which occurred in the first quarter of 2008 compared to the second quarter of 2007. At the end of the second quarter of 2008, Safeway had 1,096 Lifestyle stores compared to 838 at the end of the second quarter of 2007. Non-fuel, identical-store sales declined 0.3% due in part to the shift in Easter holiday sales. When adjusted to exclude the estimated impact of the Easter holiday shift, non-fuel, identical-store sales increased 1.0%.

Safeway’s marketing strategies have evolved in recent years and are based on consumer research and competitive analysis. This helps us carry the right products (such as organic products and our revitalized corporate brands) at the right prices (including our club card specials), increasingly merchandised in a warm and inviting shopping environment (our Lifestyle stores). We have communicated this message through our “Ingredients for life” advertising campaign. We believe all of these elements have contributed to our sales growth.

Through past experience, we have further improved our Lifestyle store execution by refining the layout and décor of the Lifestyle format and improving our store opening promotions. We believe this has contributed to our sales growth.

Same-store sales increases (decreases) for the second quarters of 2008 and 2007 were as follows:

	12 weeks ended
	June 14, 2008		June 16, 2007
	Comparable- Store Sales Increases/ (Decreases)	Identical- Store Sales Increases/ (Decreases)*	Comparable- Store Sales Increases	Identical-Store Sales Increases*
As reported	1.0%	0.9%	4.9%	4.5%
Excluding fuel sales	(0.2%)	(0.3%)	4.0%	3.7%
Excluding fuels sales and estimated Easter holiday shift	1.1%	1.0%	**	**

*	Excludes replacement stores.

**	There was no Easter holiday shift in 2007 since Easter fell in the second quarter of both fiscal 2007 and fiscal 2006.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amount and percentage of total sales and other revenue contributed by food, drug, general merchandise and other and by fuel sales are shown below:

	12 weeks ended
(dollars in millions)	June 14, 2008		June 16, 2007
Food, drug, general merchandise and other	$9,094.5	90%	$8,935.9	91%
Fuel	1,025.5	10%	887.4	9%

Total sales and other revenue	$10,120.0	100%	$9,823.3	100%

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

Gross profit declined 20 basis points to 28.31% of sales in the second quarter of 2008 compared to 28.51% of sales in the second quarter of 2007. Excluding the effect of higher fuel sales (which have a lower gross margin) gross profit margin increased 26 basis points. This improvement was the result of improved shrink and lower advertising expense, partly offset by investments in price.

The decline in advertising expense was primarily the result of a different mix of advertising media and may not necessarily continue in the future. Improved shrinkage and supply-chain initiatives are the result of long-term efforts which we do expect to continue into the future. Supply-chain initiatives consist primarily of Company programs to reduce cost of goods, transportation and warehouse expenses.

Vendor allowances totaled $583.9 million for the second quarter of 2008 and $579.0 million for the second quarter of 2007. Vendor allowances totaled $1.2 billion for the first 24 weeks of 2008 and 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly three-quarters of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 36 basis points to 23.85% of sales in the second quarter of 2008 from 24.21% of sales in the second quarter of 2007. Higher fuel sales in 2008 reduced operating and administrative expense margin by 26 basis points. The remaining 10 basis point improvement was the result of reduced employee costs, partly offset by lower property gains and higher energy and occupancy costs.

INTEREST EXPENSE Interest expense declined to $81.7 million in the second quarter of 2008 from $89.7 million in the second quarter of 2007 due to a combination of lower interest rates and lower average borrowings.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME, NET Other income declined to $2.0 million in the second quarter of 2008 from $5.4 million in the second quarter of 2007 due primarily to lower operating results at Casa Ley, Safeway’s unconsolidated affiliate.

INCOME TAX Income tax expense was $137.6 million, or 37.0% of pre-tax income in the second quarter of 2008. Income tax expense in the second quarter of 2007 was $119.9 million, or 35.5% of pre-tax income.

24-WEEKS ENDED JUNE 14, 2008 COMPARED WITH 24-WEEKS ENDED JUNE 16, 2007 Net income for the first 24 weeks of 2008 was $427.7 million ($0.97 per diluted share) compared to $392.6 million ($0.88 per diluted share) in the first 24 weeks of 2007.

The gross profit margin was 28.55% in the first 24 weeks of 2008 compared to 28.89% for the first 24 weeks of 2007. Operating and administrative expense margin was 24.31% in the first 24 weeks of 2008 compared to 24.80% in the first 24 weeks of 2007.

Same-store sales increases through the second quarters of 2008 and 2007 were as follows:

	24 weeks ended
	June 14, 2008		June 16, 2007
	Comparable- Store Sales Increases	Identical- Store Sales Increases*	Comparable- Store Sales Increases	Identical-Store Sales Increases*
As reported	2.8%	2.6%	4.9%	4.6%
Excluding fuel sales	1.4%	1.3%	4.3%	4.0%

*	Excludes replacement stores.

The amount and percentage of total sales and other revenue contributed by food, drug, general merchandise and other and by fuel sales are shown below:

	24 weeks ended
(dollars in millions)	June 14, 2008		June 16, 2007
Food, drug, general merchandise and other	$18,256.7	91%	$17,607.1	92%
Fuel	1,862.1	9%	1,538.0	8%

Total sales and other revenue	$20,118.8	100%	$19,145.1	100%

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

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Safeway is currently assessing the potential impact of SFAS No. 161 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires expanded disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

Liquidity and Financial Resources

Net cash flow from operating activities was $712.9 million in the first 24 weeks of 2008 compared to $652.1 million in the first 24 weeks of 2007.

Net cash flow used by investing activities was $657.0 million in the first 24 weeks of 2008 compared to $692.8 million in the first 24 weeks of 2007.

Net cash flow used by financing activities was $0.8 million in the first 24 weeks of 2008 compared to net cash flow provided by financing activities of $23.4 million in the first 24 weeks of 2007.

As of June 14, 2008, current maturities of notes and debentures were $1.2 billion. Safeway expects to repay these borrowings with cash on hand, borrowings of commercial paper and/or the issuance of public debt.

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

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 14, 2008, the Company was in compliance with the covenant requirements. As of June 14, 2008, there were no borrowings, and letters of credit totaled $37.1 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,562.9 million as of June 14, 2008.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of June 14, 2008, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $30.2 million and $25.4 million for the second quarters of 2008 and 2007, respectively. Year-to-date dividends paid on common stock totaled $60.6 million and $50.7 million for 2008 and 2007, respectively. Note I to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the second quarter of fiscal 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.7 billion, leaving an authorized amount for repurchases of approximately $1.3 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $5.0 billion approved by the Board of Directors in May 2008. During the second quarter of 2008, Safeway repurchased approximately 3.2 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $100.6 million. The average price per share, excluding commissions, was $31.07. The timing and volume of future repurchases will depend on several factors, including market conditions.

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

Capital Expenditure Program

Safeway invested $676.8 million in capital expenditures in the first 24 weeks of 2008. The Company opened four new Lifestyle stores, completed 68 Lifestyle remodels and closed seven stores. For the year, the Company expects to spend $1.70 billion to $1.75 billion in capital expenditures, open approximately 20 new Lifestyle stores and complete approximately 250 Lifestyle remodels.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; debt repayments; sufficiency of liquidity for the foreseeable future; capital expenditures; improved shrinkage; supply-chain initiatives; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Failure to fully realize or delay in realizing growth prospects for new business ventures, including Blackhawk Network Holdings, Inc. (“Blackhawk”);

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of a key member of senior management;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions;

•	Performance in new business ventures or other opportunities that we pursue, including Blackhawk;

•	The capital investment in and financial results from our Lifestyle stores;

•	The rate of return on our pension assets; and

•	The availability and terms of financing, including interest rates.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended June 14, 2008 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II-OTHER INFORMATION

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

With respect to the case entitled State of California, ex rel. Bill Lockyer v. Safeway Inc. dba Vons, et al. (now entitled State of California, ex rel. Edmund G. Brown, Jr. v. Safeway Inc. dba Vons, et al.), on April 18, 2008, the Attorney General filed a notice of appeal to the Ninth Circuit Court of Appeals. On April 24, 2008, defendants filed a notice of appeal with respect to the district court’s earlier denial of their non-statutory labor exemption defense. Briefs are due in the Fall of 2008. No hearing date has been set.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2007 Annual Report on Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2008.

Fiscal period	Total number of shares purchased[1]		Average price paid per share[3]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[4]
March 23, 2008 – April 19, 2008	9,765		$28.70	—	$447.0
April 20, 2008 – May 17, 2008	1,862,100	[2]	30.74	1,839,600	1,389.7
May 18, 2008 – June 14, 2008	1,394,018		31.01	1,394,018	1,346.4

Total	3,265,883		$30.85	3,233,618	$1,346.4

[1]

Includes 9,765 shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

[2]	Includes 22,500 shares of restricted stock that were repurchased in conjunction with an employee’s termination during the period.

[3]

Average price per share excludes commissions. Average price per share excluding the withheld restricted shares referred to in footnote 1 and restricted stock referred to in footnote 2 above was $31.07.

[4]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006 and then to $5.0 billion in May 2008. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.7 billion, leaving an authorized amount for repurchases of approximately $1.3 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 14, 2008, at which the stockholders voted on proposals as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Proposal 1. Election of Directors.

Steven A. Burd

Janet E. Grove

Mohan Gyani

Paul Hazen

Frank C. Herringer

Robert I. MacDonnell

Douglas J. Mackenzie

Kenneth W. Oder

Rebecca A. Stirn

William Y. Tauscher

Raymond G. Viault

	371,399,170 369,039,058 364,998,149 370,633,639 375,044,308 366,121,608 373,443,257 375,173,172 368,619,904 372,561,554 362,588,357	6,204,188 8,776,448 12,470,376 6,926,588 2,754,923 11,443,028 4,370,754 2,361,211 9,196,134 4,955,266 15,212,880	4,098,804 3,886,656 4,233,636 4,141,935 3,902,930 4,137,525 3,888,151 4,167,778 3,886,124 4,185,341 3,900,925	N/A N/A N/A N/A N/A N/A N/A N/A N/A N/A N/A

Proposal 2. Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2008.	368,283,177	9,489,254	3,929,731	N/A

Proposal 3. Stockholder Proposal Regarding Cumulative Voting.	114,670,695	237,896,429	3,937,722	25,197,316

Proposal 4. Stockholder Proposal Requesting Stockholder Approval of Future Supplemental Employee Retirement Plans or Individual Retirement Arrangements for Senior Executives. (1)

Proposal 5. Stockholder Proposal Requesting Adoption of a Policy Regarding Use of Rule 10b5-1 Trading Plans by Senior Executives.	94,819,542	257,008,254	4,677,050	25,197,316

(1)	The proponent withdrew this proposal prior to the meeting. Accordingly, the proposal was not submitted to a vote of the stockholders.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: July 17, 2008	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 17, 2008	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED JUNE 14, 2008

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.