Form 10-Q
period 2008-09-06
SAFEWAY INC
filed 2008-10-08
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No.

As of October 6, 2008, there were issued and outstanding 428.7 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007
Sales and other revenue	$10,169.3	$9,784.5	$30,288.1	$28,929.6
Cost of goods sold	(7,373.7)	(6,995.1)	(21,749.0)	(20,608.5)

Gross profit	2,795.6	2,789.4	8,539.1	8,321.1
Operating and administrative expense	(2,409.3)	(2,398.4)	(7,299.3)	(7,146.7)

Operating profit	386.3	391.0	1,239.8	1,174.4
Interest expense	(80.0)	(89.2)	(246.2)	(268.5)
Other income, net	5.7	5.2	7.3	17.4

Income before income taxes	312.0	307.0	1,000.9	923.3
Income tax expense	(112.3)	(112.4)	(373.5)	(336.1)

Net income	$199.7	$194.6	$627.4	$587.2

Earnings per share:
Basic	$0.46	$0.44	$1.44	$1.33

Diluted	$0.46	$0.44	$1.43	$1.32

Weighted average shares outstanding:
Basic	432.3	440.2	436.2	440.2

Diluted	435.0	445.1	439.4	446.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 6, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$358.2	$277.8
Receivables	437.2	577.9
Merchandise inventories	2,686.7	2,797.8
Prepaid expenses and other current assets	267.5	354.0

Total current assets	3,749.6	4,007.5

Property	19,648.5	19,424.2
Less accumulated depreciation and amortization	(9,042.1)	(8,802.2)

Property, net	10,606.4	10,622.0
Goodwill	2,400.5	2,406.3
Prepaid pension costs	52.5	73.2
Investment in unconsolidated affiliates	214.7	216.0
Other assets	328.4	326.0

Total assets	$17,352.1	$17,651.0

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 6, 2008	December 29, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,177.2	$954.9
Current obligations under capital leases	45.3	42.5
Accounts payable	2,288.6	2,825.4
Accrued salaries and wages	433.7	506.7
Deferred income taxes	87.8	88.0
Other accrued liabilities	676.5	718.9

Total current liabilities	4,709.1	5,136.4

Long-term debt:
Notes and debentures	4,091.3	4,093.5
Obligations under capital leases	531.6	564.2

Total long-term debt	4,622.9	4,657.7
Deferred income taxes	271.2	254.7
Pension and postretirement benefit obligations	222.3	236.7
Accrued claims and other liabilities	662.5	663.7

Total liabilities	10,488.0	10,949.2
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 590.5 and 589.3 shares issued	5.9	5.9
Additional paid-in capital	4,113.6	4,038.2
Treasury stock at cost: 161.8 and 149.2 shares	(4,777.2)	(4,418.0)
Accumulated other comprehensive income	166.7	246.2
Retained earnings	7,355.1	6,829.5

Total stockholders’ equity	6,864.1	6,701.8

Total liabilities and stockholders’ equity	$17,352.1	$17,651.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 6, 2008	September 8, 2007
OPERATING ACTIVITIES:
Net income	$627.4	$587.2
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	770.8	728.0
Property impairment charges	31.5	20.9
Stock-based employee compensation	42.4	35.2
Excess tax benefit from exercise of stock options	(1.4)	(34.5)
LIFO expense	23.2	6.9
Equity in loss (earnings) of unconsolidated affiliates	1.3	(10.5)
Net pension expense	58.2	50.1
Contributions to pension plans	(25.5)	(23.5)
Loss (gain) on property retirements and lease exit costs, net	1.6	(19.4)
Increase (decrease) in accrued claims and other liabilities	16.1	(0.6)
Amortization of deferred finance costs	3.5	3.8
Deferred income taxes	6.4	—
Other	3.2	14.0
Change in working capital items:
Receivables	3.0	(6.9)
Inventories at FIFO cost	58.3	74.3
Prepaid expenses and other current assets	(0.6)	(10.4)
Income taxes	84.7	102.7
Payables and accruals	(224.7)	(128.1)
Payables related to third-party gift cards, net of receivables	(194.6)	(141.2)

Net cash flow provided by operating activities	1,284.8	1,248.0

INVESTING ACTIVITIES:
Cash paid for property additions	(1,007.3)	(1,236.6)
Proceeds from sale of property	62.6	90.7
Other	(35.4)	(37.3)

Net cash flow used by investing activities	(980.1)	(1,183.2)

FINANCING ACTIVITIES:
Payments on short-term borrowings	(10.0)	—
Additions to long-term borrowings	692.3	1,413.7
Payments on long-term borrowings	(466.8)	(1,414.4)
Purchase of treasury stock	(359.5)	(132.5)
Dividends paid	(96.6)	(81.0)
Net proceeds from exercise of stock options	27.4	87.5
Excess tax benefit from exercise of stock options	1.4	34.5
Income tax refund related to prior years’ debt financing	2.8	6.5
Other	(0.4)	(4.6)

Net cash flow used by financing activities	(209.4)	(90.3)

Effect of changes in exchange rates on cash	(14.9)	6.7
Increase (decrease) in cash and equivalents	80.4	(18.8)
CASH AND EQUIVALENTS:
Beginning of period	277.8	216.6

End of period	$358.2	$197.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 6, 2008 and September 8, 2007 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 6, 2008 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded LIFO expense of $23.2 million during the first 36 weeks of 2008 and $6.9 million during the first 36 weeks of 2007.

Vendor Allowances

Vendor allowances totaled $566.4 million for the third quarter of 2008 and $560.8 million for the third quarter of 2007. Vendor allowances totaled approximately $1.8 billion for the first 36 weeks of 2008 and $1.7 billion for the first 36 weeks of 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

For the first 36 weeks of 2008, total comprehensive income was $547.7 million, which primarily consists of net income of $627.4 million and pension amortization of $13.6 million from accumulated other comprehensive income to pension expense, partly offset by foreign currency translation adjustments of approximately $91.7 million.

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

As of September 6, 2008, Safeway had interest rate swap agreements which converted $300.0 million of its 4.125% fixed-rate debt to floating-rate debt. These agreements are required to be measured at fair value on a recurring basis. The Company determined that these interest rate swap agreements are defined as Level 2 in the fair value hierarchy. As of September 6, 2008, the fair value of these interest rate swap agreements was an asset of $0.2 million.

NOTE B–NEW ACCOUNTING STANDARDS

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Safeway would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. Safeway is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has interest-rate swap agreements and forward purchase contracts for energy which maybe impacted by SFAS No. 161. Safeway does not expect SFAS No. 161 to have a material impact on its financial statements.

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

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $14.7 million ($0.02 per diluted share) and $12.3 million ($0.02 per diluted share) in the third quarter of 2008 and 2007, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $42.4 million ($0.06 per diluted share) and $35.2 million ($0.05 per diluted share) for the first 36 weeks of 2008 and 2007, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the third quarter, by year, are as follows:

	2008	2007
Expected life (in years)	4.5	4.5
Expected stock volatility	32.0% - 35.76%	26.4% - 29.5%
Risk-free interest rate	2.83% - 3.19%	4.46% - 4.78%
Expected dividend yield during the expected term	0.8% - 1.1%	0.7% - 0.8%

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

The following tables provide reconciliations of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 6, 2008		September 8, 2007
	Diluted	Basic	Diluted	Basic
Net income	$199.7	$199.7	$194.6	$194.6

Weighted average common shares outstanding	432.3	432.3	440.2	440.2

Common share equivalents	2.7		4.9

Weighted average shares outstanding	435.0		445.1

Earnings per share	$0.46	$0.46	$0.44	$0.44

Anti-dilutive shares totaling 21.9 million and 16.3 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 6, 2008 and September 8, 2007, respectively.

	36 Weeks Ended
	September 6, 2008		September 8, 2007
	Diluted	Basic	Diluted	Basic
Net income	$627.4	$627.4	$587.2	$587.2

Weighted average common shares outstanding	436.2	436.2	440.2	440.2

Common share equivalents	3.2		5.9

Weighted average shares outstanding	439.4		446.1

Earnings per share	$1.43	$1.44	$1.32	$1.33

Anti-dilutive shares totaling 20.8 million and 14.7 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 6, 2008 and September 8, 2007, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2008 by geographic area is as follows (in millions):

	2008
	U.S.	Canada		Total
Balance–beginning of period	$2,308.8	$97.5		$2,406.3
Adjustments	0.3	(6.1	)(1)	(5.8)

Balance–end of period	$2,309.1	$91.4		$2,400.5

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following at September 6, 2008 and December 29, 2007 (in millions):

	September 6, 2008	December 29, 2007
Commercial paper	$268.8	$25.0
Bank credit agreement, unsecured	—	—
Other bank borrowings, unsecured	89.0	99.7
Mortgage notes payable, secured	17.7	20.1
4.125% Senior Notes due November 2008, unsecured	300.0	300.0
4.45% Senior Notes due November 2008, unsecured	281.5	301.1
6.50% Senior Notes due November 2008, unsecured	250.0	250.0
7.50% Senior Notes due 2009, unsecured	500.0	500.0
Floating Rate Notes due 2009, unsecured (interest at 3.16% as of September 6, 2008)	250.0	250.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	7.4	2.5
Deferred gain on swap termination	4.1	—

	5,268.5	5,048.4
Less current maturities	(1,177.2)	(954.9)

Long-term portion	$4,091.3	$4,093.5

In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt due 2010 at a gain of approximately $7.5 million. This gain is included in debt and is being amortized as an offset to interest expense over the remaining term of the debt.

NOTE G–TAXES ON INCOME

It is reasonably possible that the Company will recognize a decrease of up to $81 million in unrecognized tax benefits within the next twelve months as a result of the settlement of federal tax audits. A significant portion of this decrease in unrecognized tax benefits could result in lower income tax expense. However, the timing and amounts of these audit settlements are subject to significant uncertainty.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H–EMPLOYEE BENEFIT PLANS

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended Sept. 6, 2008	12 Weeks Ended Sept. 8, 2007	36 Weeks Ended Sept. 6, 2008	36 Weeks Ended Sept. 8, 2007
Estimated return on assets	$(39.3)	$(39.2)	$(118.2)	$(116.8)
Service cost	23.4	21.7	70.4	64.3
Interest cost	28.8	27.9	86.6	83.0
Amortization of prior service cost	5.0	5.3	15.2	15.9
Amortization of unrecognized losses	1.4	1.3	4.2	3.7

Net pension expense	$19.3	$17.0	$58.2	$50.1

Safeway made approximately $28.0 million of contributions to its defined benefit pension plan trusts, including $2.5 million for the Retirement Restoration Plan, in the first 36 weeks of 2008. For the remainder of 2008, Safeway currently anticipates contributing an additional $11.8 million to these trusts.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 36 weeks of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2008
Quarter 3	08/26/08	09/25/08	$0.0828	$35.5	$101.7
Quarter 2	05/13/08	06/26/08	0.0828	36.0	66.2
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2
2007
Quarter 3	08/28/07	09/27/07	$0.0690	$30.5	$86.2
Quarter 2	05/16/07	06/29/07	0.0690	30.3	55.7
Quarter 1	03/08/07	03/30/07	0.0575	25.4	25.4

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 36 weeks of fiscal 2008 and 2007.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2008
Quarter 3	07/17/08	06/26/08	$0.0828	$36.0	$96.6
Quarter 2	04/17/08	03/27/08	0.0690	30.2	60.6
Quarter 1	01/17/08	12/27/07	0.0690	30.4	30.4
2007
Quarter 3	07/19/07	06/29/07	$0.0690	$30.3	$81.0
Quarter 2	04/20/07	03/30/07	0.0575	25.4	50.7
Quarter 1	01/19/07	12/29/06	0.0575	25.3	25.3

NOTE K–SUBSEQUENT EVENT

Some of the Company’s stores in Texas closed and incurred losses as a result of Hurricane Ike. Safeway has property insurance, subject to certain deductibles, to offset some of the losses. Safeway has not yet determined the financial impact of the storm damage.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income was $199.7 million ($0.46 per diluted share) for the third quarter of 2008 compared to net income of $194.6 million ($0.44 per diluted share) for the third quarter of 2007.

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This trend may lead to reduced consumer spending which could affect Safeway’s sales growth. Additionally, rising food inflation combined with reduced consumer spending could reduce gross profit margins.

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

SALES AND OTHER REVENUE Total sales increased 3.9% to $10.2 billion in the third quarter of 2008 compared to $9.8 billion in the third quarter of 2007. This increase was driven by a $243.3 million increase in fuel sales and contributions from Lifestyle stores. Identical-store sales increased 2.8% including fuel and 0.5% excluding fuel. Customer counts decreased and average transaction size increased during the quarter.

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

Same-store sales increases for the third quarters of 2008 and 2007 were as follows:

	12 Weeks Ended
	September 6, 2008		September 8, 2007
	Comparable- Store Sales Increases	Identical- Store Sales Increases*	Comparable- Store Sales Increases	Identical- Store Sales Increases*
As reported	2.9%	2.8%	3.2%	2.9%
Excluding fuel sales	0.6%	0.5%	3.2%	3.0%

*	Excludes replacement stores.

The amount and percentage of total sales and other revenue contributed by food, drug, general merchandise and other and by fuel sales are shown below:

	12 Weeks Ended
(dollars in millions)	September 6, 2008		September 8, 2007
Food, drug, general merchandise and other	$9,091.4	89%	$8,949.9	91%
Fuel	1,077.9	11%	834.6	9%

Total sales and other revenue	$10,169.3	100%	$9,784.5	100%

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

Gross profit declined 102 basis points to 27.49% of sales in the third quarter of 2008 compared to 28.51% of sales in the third quarter of 2007. Higher fuel sales (which have a lower gross margin) reduced gross profit margin by 55 basis points. The remaining 47 basis point decline was the result of investments in price, higher LIFO expense and higher energy costs, partly offset by improved shrink and lower advertising expense.

The decline in advertising expense was primarily the result of a different mix of advertising media and may not necessarily continue in the future. Improved shrinkage is the result of long-term efforts which we do expect to continue into the future.

Vendor allowances totaled $566.4 million for the third quarter of 2008 and $560.8 million for the third quarter of 2007. Vendor allowances totaled approximately $1.8 billion for the first 36 weeks of 2008 and $1.7 billion for the first 36 weeks of 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense improved 82 basis points to 23.69% of sales in the third quarter of 2008 from 24.51% of sales in the third quarter of 2007. Higher fuel sales in 2008 reduced operating and administrative expense margin by 49 basis points. The remaining 33 basis point improvement was the result of reduced employee costs, partly offset by higher energy and occupancy costs.

INTEREST EXPENSE Interest expense declined to $80.0 million in the third quarter of 2008 from $89.2 million in the third quarter of 2007 due to a combination of lower interest rates and lower average borrowings.

INCOME TAX Income tax expense was $112.3 million, or 36.0% of pre-tax income, in the third quarter of 2008. Income tax expense in the third quarter of 2007 was $112.4 million, or 36.6% of pre-tax income.

36-WEEKS ENDED SEPTEMBER 6, 2008 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 8, 2007

Net income for the first 36 weeks of 2008 was $627.4 million ($1.43 per diluted share) compared to $587.2 million ($1.32 per diluted share) in the first 36 weeks of 2007.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gross profit margin declined 57 basis points to 28.19% in the first 36 weeks of 2008 from 28.76% for the first 36 weeks of 2007. Excluding the 46 basis point reduction in gross profit margin due to higher fuel sales, gross profit margin declined 11 basis points. Operating and administrative expense margin improved 60 basis points to 24.10% in the first 36 weeks of 2008 from 24.70% in the first 36 weeks of 2007. Excluding the 34 basis point reduction due to higher fuel sales, operating and administrative expense margin improved by 26 basis points.

Same-store sales increases through the third quarters of 2008 and 2007 were as follows:

	36 Weeks Ended
	September 6, 2008		September 8, 2007
	Comparable- Store Sales Increases	Identical- Store Sales Increases*	Comparable- Store Sales Increases	Identical- Store Sales Increases*
As reported	2.8%	2.7%	4.3%	4.0%
Excluding fuel sales	1.2%	1.0%	3.9%	3.7%

*	Excludes replacement stores.

The amount and percentage of total sales and other revenue contributed by food, drug, general merchandise and other and by fuel sales are shown below:

	36 Weeks Ended
(dollars in millions)	September 6, 2008		September 8, 2007
Food, drug, general merchandise and other	$27,348.1	90%	$26,556.9	92%
Fuel	2,940.0	10%	2,372.7	8%

Total sales and other revenue	$30,288.1	100%	$28,929.6	100%

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

New Accounting Standards

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Safeway would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. Safeway is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has interest-rate swap agreements and forward purchase contracts for energy which maybe impacted by SFAS No. 161. Safeway does not expect SFAS No. 161 to have a material impact on its financial statements.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $1,284.8 million in the first 36 weeks of 2008 compared to $1,248.0 million in the first 36 weeks of 2007.

Net cash flow used by investing activities was $980.1 million in the first 36 weeks of 2008 compared to $1,183.2 million in the first 36 weeks of 2007.

Net cash flow used by financing activities was $209.4 million in the first 36 weeks of 2008 compared to $90.3 million in the first 36 weeks of 2007.

At September 6, 2008, the Company had cash and cash equivalents of $358.2 million which consisted of $34.1 million of cash in stores, $107.1 million in bank operating accounts and $217.0 million in cash equivalents (primarily short-term bankers’ acceptances in Canada). The bank operating accounts and bankers’ acceptances exceed the insured account limits or do not qualify for government insurance. The Company carefully monitors its cash and investments to minimize risks, and the Company has not experienced a loss or lack of access to its cash or cash equivalents. However, access to cash and cash equivalents could be impacted if the underlying financial institutions were to fail.

As of September 6, 2008, current maturities of notes and debentures were $1.2 billion. Approximately $0.8 billion is due in the fourth quarter of 2008. Safeway expects to repay these borrowings with cash on hand, commercial paper borrowings and/or the issuance of public debt.

The economic turmoil that has arisen in the credit markets may negatively impact the Company’s ability to issue commercial paper or public debt in the future. In the event that the Company is temporarily unable to issue sufficient commercial paper or public debt to repay current maturities, it will borrow under the Credit Agreement, described on the following page. Although there can be no assurance because of these challenging times for financial institutions, Safeway believes that the participating banks will be willing and able to loan to Safeway in accordance with their legal obligations under the Credit Agreement.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 6, 2008, the Company was in compliance with the covenant requirements. As of September 6, 2008, there were no borrowings, and letters of credit totaled $35.6 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,564.4 million as of September 6, 2008.

SHELF REGISTRATION In 2004, the Company filed a shelf registration statement covering the issuance from time to time of up to $2.3 billion of debt securities and/or common stock. As of September 6, 2008, $825.0 million of securities were available for issuance under the shelf registration. The Company may issue debt or common stock in the future depending on market conditions, the need to refinance existing debt and capital expenditure plans.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $36.0 million and $30.3 million for the third quarters of 2008 and 2007, respectively. Year-to-date dividends paid on common stock totaled $96.6 million and $81.0 million for 2008 and 2007, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the third quarter of fiscal 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $5.0 billion approved by the Board of Directors in May 2008. During the third quarter of 2008, Safeway repurchased approximately 6.9 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $184.9 million. The average price per share, excluding commissions, was $26.77. The timing and volume of future repurchases will depend on several factors, including market conditions.

Capital Expenditure Program

Safeway invested $1,007.3 million in capital expenditures in the first 36 weeks of 2008. The Company opened eight new Lifestyle stores, completed 119 Lifestyle remodels and closed 13 stores. For the year, the Company now expects to spend $1.65 billion to $1.70 billion in capital expenditures, open approximately 20 new Lifestyle stores and complete approximately 240 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; debt repayments; sufficiency of liquidity for the foreseeable future; unrecognized tax benefits; capital expenditures; improved shrinkage; the financial impact of Hurricane Ike; the impact of new accounting standards; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Failure to fully realize or delay in realizing growth prospects for new business ventures, including Blackhawk Network Holdings, Inc. (“Blackhawk”);

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of a key member of senior management;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions;

•	Performance in new business ventures or other opportunities that we pursue, including Blackhawk;

•	The capital investment in and financial results from our Lifestyle stores;

•	The rate of return on our pension assets; and

•

The availability and terms of financing, including interest rates and our ability to issue commercial paper or issue public debt or to borrow under our lines of credit as a result of current financial conditions in the financial markets.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended September 6, 2008 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2008.

Fiscal period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 15, 2008 – July 12, 2008	—	$—	—	$1,346.4
July 13, 2008 – August 9, 2008	6,900,000	26.77	6,900,000	1,161.5
August 10, 2008 – September 6, 2008	—	—	—	1,161.5

TOTAL	6,900,000	$26.77	6,900,000	$1,161.5

[1]	Average price per share excludes commissions.

[2]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006 and then to $5.0 billion in May 2008. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

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

SAFEWAY INC.

Date: October 7, 2008	/s/ Steven A. Burd
Steven A. Burd
Chairman, President
and Chief Executive Officer

Date: October 7, 2008	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President
and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 6, 2008

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.