Form 10-K
period 2009-01-03
SAFEWAY INC
filed 2009-03-03
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 14, 2008 was approximately $13.4 billion.

As of February 25, 2009, there were outstanding 428.9 million shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part

Portions of the definitive proxy statement for

use in connection with the Annual Meeting of

Stockholders (to be held May 13, 2009) to be

filed within 120 days after the end of the

fiscal year ended January 3, 2009

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

This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: changes in retail square footage and store count; improved inventory shrink; changes to the total closed store reserve; uses of cash; ability to borrow under bank credit facilities; sufficiency of liquidity; indemnification obligations; dividend payments on common stock; cash capital expenditures; efforts to revitalize operations in certain markets; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and payments under benefit plans; the rate of return on pension assets; total unrecognized tax benefits; amount of indebtedness; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	General business and economic conditions in our operating regions, including the rate of inflation, consumer spending levels, currency valuations, population, employment and job growth in our markets;
•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;
•	Results of our programs to control or reduce costs, improve buying practices and control shrink;
•	Results of our programs to increase sales;
•	Results of our continuing efforts to expand corporate brands;
•	Results of our programs to improve our perishables departments;
•	Results of our promotional programs;
•	Results of our capital program;
•	Results of our efforts to improve working capital;
•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;
•	The resolution of uncertain tax positions;
•	The ability to achieve satisfactory operating results in all geographic areas where we operate;
•	Changes in the financial performance of our equity investments;
•

Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Failure to fully realize or delay in realizing growth prospects for new business ventures, including Blackhawk Network Holdings, Inc. (“Blackhawk”);
•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;
•	The cost and stability of fuel, energy and other power sources;
•	The impact of the cost of fuel on gross margin and identical-store sales;
•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;
•	The rate of return on our pension assets;
•

The availability and terms of financing, including interest rates and our ability to issue commercial paper or issue public debt or to borrow under our lines of credit as a result of current financial market conditions;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;
•	Loss of a key member of senior management;
•	Data security or other information technology issues that may arise;

SAFEWAY INC. AND SUBSIDIARIES

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;
•	Adverse weather conditions;
•	Performance in new business ventures or other opportunities that we pursue, including Blackhawk; and
•	The capital investment in and financial results from our Lifestyle stores.

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

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,739 stores at year-end 2008. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.

Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 146 food and general merchandise stores in Western Mexico.

Blackhawk, a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom, France and Australia.

Stores    Safeway’s average store size is approximately 46,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambience significantly enhances the shopping experience.

Safeway’s stores provide a full array of grocery items tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral and pharmacy. In addition, many stores offer Starbucks coffee shops and adjacent fuel centers.

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

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes Safeway’s stores by size at year-end 2008:

Square footage	Number of stores	Percent of total
Less than 30,000	234	14%
30,000 to 50,000	732	42
More than 50,000	773	44
Total stores	1,739	100%

The following table presents sales revenue by type of similar product (dollars in millions):

	2008		2007		2006
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$19,826.5	45.0%	$19,178.4	45.4%	$18,513.0	46.0%
Perishables (2)	16,514.0	37.4%	15,833.9	37.4%	15,067.3	37.5%
Fuel	3,885.2	8.8%	3,487.8	8.2%	3,002.4	7.5%
Pharmacy	3,878.3	8.8%	3,785.9	9.0%	3,602.3	9.0%
Total sales and other revenue	$44,104.0	100.0%	$42,286.0	100.0%	$40,185.0	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Store Ownership    At year-end 2008, Safeway owned approximately 41% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

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

In late 2005, Safeway introduced the line of O ORGANICS food and beverage products. Everything in the O ORGANICS line, which includes more than 300 items, comes from certified organic growers or processors and is USDA-certified organic. The O ORGANICS line includes, among other products: milk, chicken, salads, juices and entrees.

Safeway launched Eating Right, a line of great-tasting, better-for-you products, in July 2007. Eating Right products span more than 20 categories, including frozen entrees, soups, produce and salad dressings. In 2008, one of the key

SAFEWAY INC. AND SUBSIDIARIES

initiatives for Eating Right was the launch of Eating Right Kids in collaboration with Warner Brothers, featuring the Looney Toons characters. The Eating Right Kids line includes, among other products: bread, vegetable and fruit snacks, kids fruit juices and vitamin water, cereal and lunch boxes.

In May 2008, “mom to mom”, a baby care brand was launched. The brand offers 70 items to care for baby’s needs including diapers, wipes, infant formula and toiletries.

Bright Green, a home care brand, launched in October 2008. With over 20 items across a variety of home care categories such as laundry, lighting, home cleaning and paper goods, Bright Green enables consumers to practice a greener lifestyle without sacrificing on quality. In January 2009, waterfront BISTRO, restaurant quality seafood, was launched. The brand features a line of prepared seafood entrees.

Priority Total Pet Care, a line of pet foods and pet care products, and Basic Red, value-priced paper goods, were introduced in 2006. Other Safeway brands include the Lucerne line of dairy products & the Primo Taglio line of deli meats and cheeses.

Manufacturing and Wholesale    The principal function of manufacturing operations is to purchase, manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, approximately 21% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private-label products to independent grocery stores and institutional customers.

Safeway operated the following manufacturing and processing facilities at year-end 2008:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	–	2
Soft drink bottling plants	4	–
Fruit and vegetable processing plants	1	3
Cake commissary	1	–
Total	20	12

In addition, the Company operates laboratory facilities for quality assurance and research and development in certain plants and at its corporate offices.

Distribution    Safeway has 17 distribution/warehousing centers (13 in the United States and four in Canada), which collectively provide the majority of all products to Safeway’s 12 retail operating areas. The Company’s distribution centers in Maryland and British Columbia are operated by third parties.

SAFEWAY INC. AND SUBSIDIARIES

Capital Expenditure Program    A key component of the Company’s long-term growth strategy is its capital expenditure program. The Company’s capital expenditure program funds, among other things, new stores, remodels, manufacturing plants, distribution facilities and information technology. Over the past five years, the Company has focused on the Lifestyle store when opening or remodeling stores. Safeway’s management has maintained a rigorous program to select and approve new capital investments.

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2008	2007	2006	2005	2004
Total stores at beginning of year	1,743	1,761	1,775	1,802	1,817

Stores opened:
New	8	13	7	11	22
Replacement	12	7	10	10	11
	20	20	17	21	33

Stores closed (1)	24	38	31	48	48
Total stores at year end	1,739	1,743	1,761	1,775	1,802

Remodels completed (2)
Lifestyle remodels	232	253	276	293	92
Other remodels	21	15	8	22	23
	253	268	284	315	115

Number of fuel stations at year end	382	361	340	314	311
Total retail square footage at year end (in millions)	80.4	80.3	80.8	81.0	82.1

Cash capital expenditures	$1,595.7	$1,768.7	$1,674.2	$1,383.5	$1,212.5
Cash capital expenditures as a percentage of sales and other revenue	3.6%	4.2%	4.2%	3.6%	3.4%

(1)	Included 14 Dominick’s store closures in 2007, 26 Randall’s store closures in 2005 and 12 Dominick’s store closures in 2004. Such store closures were part of a program to improve profitability in those divisions. We do not plan to significantly change total retail square footage or store count in the foreseeable future.

(2)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.

During 2008 Safeway invested $1.6 billion in cash capital expenditures. The Company opened 20 new Lifestyle stores, remodeled 232 stores to Lifestyle stores and closed 24 stores. The Company also completed 21 other remodels. In 2009 the Company expects to spend approximately $1.2 billion in cash for capital expenditures and to open approximately 10 new Lifestyle stores and to remodel approximately 135 stores to Lifestyle stores. At year-end 2008, 73% of Safeway’s store base were Lifestyle stores. The Company expects that approximately 82% and 88% of its store base will be Lifestyle stores by the end of 2009 and 2010, respectively.

Financial Information about Segments and Geographic Areas    Note L to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments and geographic areas.

Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 400 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS,

SAFEWAY INC. AND SUBSIDIARIES

Lucerne, Primo Taglio, Eating Right, Eating Right Kids, mom to mom, waterfront BISTRO, Bright Green, Basic Red and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randall’s, Tom Thumb, Genuardi’s and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway also has invested significantly in “Safeway” both as a trade name and a trademark and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada more than 200 trademarks, most of which replicate trademarks owned in the United States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks, “Macdonalds Consolidated” and “Family Foods” in connection with wholesale distribution of merchandise to independent grocers. In Canada, each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

Working Capital    At year-end 2008, working capital consisted of $4.0 billion in current assets and $4.5 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.

Competition     Food retailing is intensely competitive. The principal competitive factors that affect the Company’s business are location, quality, price, condition of assets, marketing and promotional strategies, service and consumer loyalty to other brands and stores.

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

Employees    At year-end 2008, Safeway had more than 197,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of nine different international unions. There are approximately 430 such agreements, typically having three- to five-year terms. Accordingly, Safeway renegotiates a significant number of these agreements every year.

SAFEWAY INC. AND SUBSIDIARIES

During 2008 contracts covering approximately 42,000 employees were ratified. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 36,000 employees, primarily in stores in the Company’s Eastern and Portland divisions, as well as stores in Alberta and Vancouver, Canada, were ratified.

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

Our ability to attract customers is dependent, in large part, upon a combination of location, quality, price, condition of assets, marketing and promotional strategies, service and consumer loyalty to other brands and stores. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect our profitability. We cannot guarantee that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain non-traditional competitors into the grocery retailing business.

Because we face intense competition, we need to anticipate and respond to changing consumer demands more effectively than our competitors. We strive to achieve and maintain favorable recognition of our unique private-label brands, effectively market our products to consumers, competitively price our products and maintain and enhance a perception of value for consumers. Finally, we need to source and market our merchandise efficiently and creatively. Failure to accomplish these objectives could impair our ability to compete successfully and adversely affect our growth and profitability.

Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results.

We are a party to approximately 430 collective bargaining agreements, of which 123 are scheduled to expire in 2009. These expiring agreements cover approximately 10% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

SAFEWAY INC. AND SUBSIDIARIES

Profit Margins    Profit margins in the grocery retail industry are very narrow. In order to increase or maintain our profit margins, we develop strategies to reduce costs, such as productivity improvements, shrink reduction, distribution center efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted cost reductions across the Company might have a material adverse effect on our business. Changes in our product mix also may negatively affect certain financial measures.

Opening and Remodeling Stores    Our inability to open and remodel stores as planned could have a material adverse effect on our results. In 2009 we plan to open approximately 10 new Lifestyle stores and to remodel approximately 135 stores into Lifestyle stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

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
•

Blackhawk has operations in several international locations, and it may find a different business or competitive environment in markets outside the U.S. that could adversely affect its profitability; and

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

Current Economic Conditions    The United States and Canadian economies and financial markets have declined and experienced volatility due to uncertainties related to energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market, diminished market liquidity, falling consumer confidence and rising unemployment rates. As a result, consumers are more cautious. This could lead to reduced consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items, all of which could affect Safeway’s sales growth. Additionally, in this uncertain economy, it is difficult to forecast whether we are entering a period of inflation or deflation. In 2008, Safeway experienced overall inflation, while early indications suggest that there may be deflation in certain product categories in 2009. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. We are unable to predict when the economies of the United States and Canada will improve. If these economies do not improve, Safeway’s business, results of operations and financial condition could be adversely affected.

Unfavorable Changes in Government Regulation    Our stores are subject to various federal, state, local and foreign

SAFEWAY INC. AND SUBSIDIARIES

laws, regulations and administrative practices that affect our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of January 3, 2009, we had approximately $5.5 billion in total consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; our flexibility in planning for, or reacting to, changes in our business may be limited; we might be placed at a competitive disadvantage relative to our competitors that have less debt; and we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by changes in the interest rate environment, fluctuations in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

The recent economic turmoil in the credit markets may negatively impact the Company’s ability to access debt financing in a timely manner and with acceptable terms. In the event the Company is temporarily unable to issue sufficient commercial paper or public debt to repay current maturities, we may choose to borrow under the Credit Agreement, described in Part II, Item 7 of this report under the caption “Bank Credit Agreement.” Although there can be no assurance because of these challenging times, Safeway expects that the participating banks will loan to Safeway under the Credit Agreement. In the fourth quarter of fiscal 2008, Safeway was able to borrow under the Credit Agreement.

Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense as well as cash contributions to fund the plans. Historically, Safeway’s retirement plans have been well funded, and cash contributions to the plans have been relatively small. For example, cash contributions were $33.8 million and $33.0 million in 2008 and 2007, respectively, and were limited primarily to our Canadian retirement plans.

The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. As a result, at the end of fiscal 2008, projected benefit obligations exceeded the fair value of plan assets for all of the Company’s pension plans. In 2009, we expect pension expense to increase significantly, primarily as a result of the decline in the plan assets. The Company currently expects to contribute approximately $25.9 million to its defined benefit pension plan trusts in 2009. If market conditions do not improve, increased pension expense and cash contributions may have an adverse impact on our financial results.

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $286.9 million, $270.1 million and $253.8 million to these plans in 2008, 2007 and 2006, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, contributions to these plans may continue to increase. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend

SAFEWAY INC. AND SUBSIDIARIES

upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multi-employer pension legislation passed in 2006 and 2008 will impact the funds in which we participate, which may have an impact on future pension contributions.

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

Insurance Plan Claims    We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property risk, director and officers’ liability and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment. Reversals of reforms by legislation or judicial action could have a material adverse impact on our financial results.

Impairment of Goodwill and Long-Lived Assets    On our balance sheet, we have $2.4 billion of goodwill subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on goodwill and/or long-lived assets. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. We have incurred significant impairment charges to earnings in the past for goodwill and long-lived assets.

Information Technology Risks    The Company has large, complex information technology systems that are important to business operations. The Company could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in business operations.

As a merchant who accepts debit and credit cards for payment, Safeway is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with

SAFEWAY INC. AND SUBSIDIARIES

regards to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data.

Despite the Company’s considerable efforts and technology to secure our computer network and payment cardholder data, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

Changes in Accounting Standards    Financial statements are prepared in accordance with accounting principles generally accepted in the United States. They are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret accounting standards. For many aspects of our business, such as workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies, these standards and their interpretations require management’s most difficult, subjective or complex judgments. Additionally, the SEC has issued for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. Under the proposed roadmap, Safeway would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. A change from current accounting standards could have a significant effect on the Company’s results of operations.

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

No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2008.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of February 25, 2009 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company Held at February 25, 2009		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	59	1992	1993

Diane M. Dietz (1) Executive Vice President and Chief Marketing Officer	42	2008	2008

Robert L. Edwards (2) Executive Vice President and Chief Financial Officer	53	2004	2004

Bruce L. Everette (3) Executive Vice President Retail Operations	57	1991	2001

Larree M. Renda Executive Vice President Chief Strategist and Administrative Officer	50	1991	1999

David F. Bond (4) Senior Vice President Finance and Control	55	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	56	1994	1994

Robert A. Gordon (5) Senior Vice President Secretary and General Counsel Chief Governance Officer	57	1999	2000

Russell M. Jackson (6) Senior Vice President Human Resources	51	2007	2007

Melissa C. Plaisance (7) Senior Vice President Finance and Investor Relations	49	2004	2004

Kenneth M. Shachmut Senior Vice President Strategic Initiatives, Health Initiatives and Reengineering	60	1994	1999

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company Held at February 25, 2009		Year first elected
	Age	Officer	Present office
David R. Stern (8) Senior Vice President Planning and Business Development	54	1994	2002

Jerry Tidwell (9) Senior Vice President Supply Operations	57	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	56	1991	1991

(1)	Diane M. Dietz was appointed as Executive Vice President and Chief Marketing Officer in July 2008. Prior to joining the Company, Ms. Dietz was an Executive Vice President with Procter and Gamble. Prior to her appointment as Executive Vice President in 2007, she served Procter and Gamble in various positions since 1989.

(2)	Robert L. Edwards was appointed as Executive Vice President and Chief Financial Officer of the Company in March 2004. Prior to that, he was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was, from 1998 to August 2003, an officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, where for most of that period he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He is a director of Casa Ley, in which Safeway has a 49% ownership interest. In October 2008, Mr. Edwards was elected to the board of directors of Flextronics, an electronics manufacturing services provider, where he serves on the audit committee.

(3)	Bruce L. Everette has been an Executive Vice President of Safeway Inc. since December 2001. While serving in that position, he was also President of Dominick’s Finer Foods, LLC, a subsidiary of Safeway, from October 2004 through November 2005. He held the positions of President and Division Manager, Northern California Division of Safeway Inc. from 1998 to 2001, and President, Phoenix Division, from 1995 to 1998.

(4)	David F. Bond has been Senior Vice President, Finance and Control, of Safeway since July 1997. In this capacity, he also serves as the Company’s Chief Accounting Officer. Prior to joining Safeway, he was a partner with Deloitte & Touche LLP from June 1988 to July 1997.

(5)	Robert A. Gordon has been a Senior Vice President since May 1999 and General Counsel since June 2000. In September 2005, he also became Secretary. He was Deputy General Counsel from May 1999 to June 2000.

(6)	Russell M. Jackson was appointed as Senior Vice President, Human Resources, of the Company in March 2007. Prior to joining Safeway, he was employed with PG&E Corporation for 27 years, where he most recently served as Senior Vice President, Human Resources.

(7)	Melissa C. Plaisance has been Senior Vice President, Finance and Investor Relations, since October 2004. She joined the Company in 1990, and was Senior Vice President, Finance and Public Affairs, of Safeway Inc. from 1995 through 2000, and Senior Vice President, Finance and Investor Relations, from 2000 to December 2003. From January 2004 to October 2004, she was at Del Monte Foods Company, where she held the position of Senior Vice President, Finance and Corporate Communications.

(8)	David R. Stern held the position of Vice President, Financial Planning and Analysis, at Safeway from December 1994 until his election to Senior Vice President in 2002.

(9)	Jerry Tidwell held the position of Vice President of Milk and Beverage Manufacturing from 2001 to 2003 and director of the grocery business unit from 2000 to 2001. Mr. Tidwell joined Safeway in 1998 after a 24-year career with the Pepsi Cola Company.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. The following table presents quarterly high and low sales prices, as well as dividends declared per common share, for the Company’s common stock.

Fiscal Year 2008:	Low	High	Dividends declared
Quarter 4 (17 weeks)	$17.19	$27.94	$0.0828
Quarter 3 (12 weeks)	24.92	31.15	0.0828
Quarter 2 (12 weeks)	25.75	32.69	0.0828
Quarter 1 (12 weeks)	27.79	35.10	0.0690

Fiscal Year 2007:
Quarter 4 (16 weeks)	$30.34	$36.00	$0.0690
Quarter 3 (12 weeks)	30.10	37.14	0.0690
Quarter 2 (12 weeks)	33.53	38.31	0.0690
Quarter 1 (12 weeks)	32.86	37.24	0.0575

There were 17,747 stockholders of record as of February 25, 2009; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $21.12 at the close of business on February 25, 2009.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
September 7, 2008 – October 4, 2008	–	–	–	$1,161.5

October 5, 2008 – November 1, 2008	–	–	–	1,161.5

November 2, 2008 – November 29, 2008	–	–	–	1,161.5

November 30, 2008 – January 3, 2009	1,892	$20.93	–	1,161.5
Total	1,892	$20.93	–	$1,161.5

(1)	Shares withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)	In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006 and then to $5.0 billion in May 2008. From the initiation of the repurchase program in 1999 through the end of fiscal 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2003 fiscal year to the end of its 2008 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry. The stock price performance shown below is not necessarily indicative of future performance.

(*)	The peer group consists of The Great Atlantic & Pacific Tea Company, Inc., The Kroger Co. and SUPERVALU INC.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	53 Weeks 2008 (1)	52 Weeks 2007 (1)	52 Weeks 2006 (1)	52 Weeks 2005 (1)	52 Weeks 2004
Results of Operations

Sales and other revenue	$44,104.0	$42,286.0	$40,185.0	$38,416.0	$35,822.9
Gross profit	12,514.8	12,152.9	11,581.0	11,112.9	10,595.3
Operating and administrative expense	(10,662.1)	(10,380.8)	(9,981.2)	(9,898.2)	(9,422.5)
Operating profit	1,852.7	1,772.1	1,599.8	1,214.7	1,172.8
Interest expense	(358.7)	(388.9)	(396.1)	(402.6)	(411.2)
Other income, net	10.6	20.4	36.3	36.9	32.3
Income before income taxes	1,504.6	1,403.6	1,240.0	849.0	793.9
Income taxes	(539.3)	(515.2)	(369.4)	(287.9)	(233.7)
Net income	$965.3	$888.4	$870.6	$561.1	$560.2

Basic earnings per share	$2.23	$2.02	$1.96	$1.25	$1.26

Diluted earnings per share	$2.21	$1.99	$1.94	$1.25	$1.25

Weighted average shares outstanding (in millions):
Basic	433.8	440.3	444.9	447.9	445.6
Diluted	436.3	445.7	447.8	449.8	449.1

Cash dividends declared per common share (2)	$0.3174	$0.2645	$0.2225	$0.15	$–

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	53 Weeks 2008 (1)	52 Weeks 2007 (1)	52 Weeks 2006 (1)	52 Weeks 2005 (1)	52 Weeks 2004
Financial Statistics
Comparable-store sales increases (3)	1.5%	4.4%	4.4%	5.9%	0.9%
Identical-store sales increases (3)	1.4%	4.1%	4.1%	5.8%	0.3%
Identical-store sales increases (decreases) without fuel (3)	0.8%	3.4%	3.3%	4.3%	(1.3%)
Gross profit margin	28.38%	28.74%	28.82%	28.93%	29.58%
Operating & administrative expense as a percentage of sales (4)	24.17%	24.55%	24.84%	25.77%	26.30%
Operating profit as a percentage of sales	4.2%	4.2%	4.0%	3.2%	3.3%
Cash capital expenditures	$1,595.7	$1,768.7	$1,674.2	$1,383.5	$1,212.5
Depreciation & amortization	$1,141.1	$1,071.2	$991.4	$932.7	$894.6
Total assets	$17,484.7	$17,651.0	$16,273.8	$15,756.9	$15,377.4
Total debt	$5,499.8	$5,655.1	$5,868.1	$6,358.6	$6,763.4
Total stockholders’ equity	$6,786.2	$6,701.8	$5,666.9	$4,919.7	$4,306.9
Other Statistics
Stores opened during the year	20	20	17	21	33
Stores closed during the year (5)	24	38	31	48	48
Total stores at year end	1,739	1,743	1,761	1,775	1,802

Remodels completed (6)
Lifestyle remodels	232	253	276	293	92
Other remodels	21	15	8	22	23
Total remodels completed	253	268	284	315	115

Total retail square footage at year end (in millions)	80.4	80.3	80.8	81.0	82.1

(1)	2008, 2007, 2006 and 2005 include stock-based compensation expense of $62.3 million, $48.4 million, $51.2 million and $59.7 million, respectively. For additional information, see the caption “Stock-Based Employee Compensation” in Note A and the caption “Additional Stock Plan Information” in Note G to the consolidated financial statements set forth in Part II, Item 8 of this report.

(2)	No common stock dividends were declared prior to the second quarter of 2005.

(3)	Defined as stores operating the same period in both the current year and the previous year. 2008 is based on the same 53-week period in both years. Comparable stores include replacement stores while identical stores do not. 2005 sales increase includes an estimated 130-basis-point improvement in comparable-store sales and an estimated 140-basis-point improvement in identical-store sales due to the impact of the Southern California strike which ended in the first quarter of 2004. 2004 sales increase includes an estimated reduction of 60 basis points due to the impact of this strike.

(4)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(5)	Included 14 Dominick’s store closures in 2007, 26 Randall’s store closures in 2005 and 12 Dominick’s store closures in 2004. Such store closures were part of a program to improve profitability in those divisions. We do not plan to significantly change total retail square footage or store count in the foreseeable future.

(6)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The last three fiscal years consist of the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”), the 52-week period ended December 29, 2007 (“fiscal 2007” or “2007”) and the 52-week period ended December 30, 2006 (“fiscal 2006” or “2006”).

Results of Operations

Economic Outlook    The current economic environment has made consumers more cautious. This could lead to reduced consumer spending, to consumers trading down to a less expensive mix of products or to consumers trading down to discounters for grocery items, all of which could affect Safeway’s sales growth. Additionally, in this uncertain economy, it is difficult to forecast whether we are entering a period of inflation or deflation. In 2008, Safeway experienced overall inflation, while early indications suggest that there may be deflation in certain product categories in 2009. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

However, in a slowing economy, some customers may trade down from dining out in restaurants to shopping more at grocery stores such as Safeway and from purchasing national brand products to purchasing less expensive Safeway private label brands. Additionally, when fuel prices are high, consumers may switch from shopping at more remote club and discount stores to Safeway’s more convenient neighborhood locations.

Safeway reported net income of $965.3 million ($2.21 per diluted share) in 2008, $888.4 million ($1.99 per diluted share) in 2007 and $870.6 million ($1.94 per diluted share) in 2006. Results in fiscal 2006 were affected by a $62.6 million reduction of income tax expense which is described in this report under the caption “Income Taxes.”

Sales    Same-store sales increases for the past three fiscal years were as follows:

	Fiscal 2008 *		Fiscal 2007		Fiscal 2006
	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **
Including fuel	1.5%	1.4%	4.4%	4.1%	4.4%	4.1%
Excluding fuel	0.9%	0.8%	3.6%	3.4%	3.5%	3.3%

*	Based on the same 53-week period in both years.

**	Excludes replacement stores.

Safeway’s marketing strategies have evolved in recent years and are based on consumer research and competitive analysis. This helps us carry high quality perishables and the right products (such as organic products and our revitalized corporate brands) at the right prices (including our club card specials), increasingly merchandised in a warm and inviting shopping environment (our Lifestyle stores). We have communicated this message through our “Ingredients for life” advertising campaign. We believe all of these elements have contributed to our sales growth.

Through past experience, we have further improved our Lifestyle store execution by refining the layout and décor of the Lifestyle store and improving our store opening promotions. We believe this has contributed to our sales growth.

Sales increased 4.3% to $44.1 billion in 2008 from $42.3 billion in 2007 primarily because the additional week in 2008 contributed $777 million in sales, fuel sales increased $397 million and identical-store sales increased. At the end of 2008, Safeway had 1,276 Lifestyle stores compared to 1,024 at the end of 2007. Customer counts decreased, and average transaction size increased during fiscal 2008.

Sales increased 5.2% to $42.3 billion in 2007 from $40.2 billion in 2006 primarily because of Safeway’s marketing strategy, Lifestyle store execution, an increase in fuel sales of $486 million and a favorable change in the Canadian

SAFEWAY INC. AND SUBSIDIARIES

dollar exchange rate of $351 million (in U.S. dollars). At the end of 2007, Safeway had 1,024 Lifestyle stores compared to 751 at the end of 2006. Customer counts decreased, and average transaction size increased during fiscal 2007.

Total sales increased 4.6% to $40.2 billion in 2006 from $38.4 billion in 2005 primarily because of Safeway’s marketing strategy, Lifestyle store execution and an increase in fuel sales of $385 million. At the end of 2006, Safeway had 751 Lifestyle stores compared to 458 at the end of 2005. Customer counts and average transaction size increased during fiscal 2006.

Gross Profit    Gross profit represents the portion of sales revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs associated with Safeway’s distribution network. Advertising and promotional expenses are also a component of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold.

Gross profit margin was 28.38% of sales in 2008, 28.74% in 2007 and 28.82% in 2006.

The gross profit margin declined 36 basis points to 28.38% of sales in 2008 from 28.74% of sales in 2007. Excluding fuel, gross profit declined 25 basis points primarily because of investments in price and higher LIFO expense, partly offset by lower advertising expense and improved inventory shrink. LIFO expense was $34.9 million in 2008 compared to $13.9 million in 2007.

The decline in advertising expense was primarily the result of a more efficient mix of advertising media and may not necessarily continue in the future. Improved inventory shrink is the result of long-term efforts which we do expect to continue into the future.

Gross profit decreased eight basis points to 28.74% of sales in 2007 from 28.82% of sales in 2006. Higher fuel sales reduced gross profit by 20 basis points. Excluding fuel, gross profit increased 12 basis points primarily because of lower advertising expense, improved shrink and benefits from supply-chain initiatives, partly offset by investments in price and higher LIFO expense. LIFO expense was $13.9 million in 2007 compared to $1.2 million in 2006.

The decline in advertising expense was primarily the result of a different mix of advertising media. Improved inventory shrink and supply-chain initiatives are the result of long-term efforts. Supply-chain initiatives consist primarily of Company programs to reduce cost of goods, transportation and warehouse expenses.

Gross profit decreased 11 basis points to 28.82% of sales in 2006 from 28.93% of sales in 2005. Higher fuel sales reduced gross profit by 28 basis points. Excluding fuel, gross profit increased 17 basis points, primarily because of improved shrink, benefits from product-sourcing initiatives and improved product mix, partly offset by investments in price and increased advertising expense.

Vendor allowances totaled $2.6 billion in 2008 and $2.5 billion in both 2007 and 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.

Operating and Administrative Expense    Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities.

Operating and administrative expense was 24.17% of sales in 2008 compared to 24.55% in 2007 and 24.84% in 2006.

Operating and administrative expense improved 38 basis points to 24.17% of sales in 2008 from 24.55% of sales in 2007. Higher fuel sales in 2008 improved operating and administrative expense by 11 basis points. The remaining 27 basis point improvement is primarily due to reduced employee costs as a percentage of sales partly offset by higher energy costs, currency exchange losses and workers’ compensation costs.

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

Dominick’s    In February 2007, the Company announced a strategic plan to revitalize its operations at Dominick’s. This plan included remodeling 20 stores to Lifestyle stores, new store development and closing 14 under-performing stores in 2007. In the second quarter of 2007, Safeway incurred a store-lease exit charge of $30.3 million ($0.04 per diluted share) as a result of these closures.

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

Gains on Property Retirements    Operating and administrative expense included net gains on property retirements of $19.0 million in 2008, $42.3 million in 2007 and $17.8 million in 2006. In 2007 the Company sold a Bellevue, Washington distribution center at a gain of $46.6 million and a warehouse in Chicago, Illinois at a gain of $11.2 million. These gains were partly offset by net losses on other property retirements.

Interest Expense    Interest expense was $358.7 million in 2008, compared to $388.9 million in 2007 and $396.1 million in 2006. Interest expense decreased in 2008 primarily due to a combination of lower average borrowings and a lower average interest rate. Interest expense decreased in 2007 and 2006 primarily due to lower average borrowings, partially offset by a higher average interest rate.

Other Income    Other income consists of interest income, minority interest in a consolidated affiliate and equity in earnings from Safeway’s unconsolidated affiliates. Interest income was $12.5 million in 2008, $11.8 million in 2007 and $11.1 million in 2006. Equity in (losses) earnings of unconsolidated affiliates was a loss of $2.5 million in 2008, income of $8.7 million in 2007 and income of $21.1 million in 2006.

Income Taxes    The Company’s effective tax rates for 2008, 2007 and 2006 were 35.8%, 36.7% and 29.8%, respectively. The effective tax rate for 2006 included a benefit of $62.6 million related to interest, net of income tax, on federal and state income tax refunds, and various other favorable items.

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

SAFEWAY INC. AND SUBSIDIARIES

Workers’ Compensation    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. It is the Company’s policy to record its self-insurance liability as determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.

Self-insurance reserves are actuarially determined primarily by applying historical paid loss and incurred loss development trends to current cash and incurred expected losses in order to estimate total losses. We then discount total expected losses to their present value using a risk free rate of return.

Any actuarial projection of self-insured losses is subject to a high degree of variability. For example, self-insurance expense increased to $161.6 million in fiscal 2008 from $117.1 million in 2007 and $133.2 million in 2006. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.

We believe that the discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, we are able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 1.75% in 2008, 3.5% in 2007 and 4.5% in 2006. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $5.3 million.

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

At any one time, Safeway has a portfolio of closed stores which is widely dispersed over several markets. While individual closed store reserves are likely to be adjusted up or down in the future to reflect changes in assumptions, the change to the total closed store reserve has not been nor is expected to be material.

Employee Benefit Plans    SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required.

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

SAFEWAY INC. AND SUBSIDIARIES

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

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2008 pension expense was 5.9%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2008 the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended January 3, 2009, the average rate of return was approximately 3% for U.S. and 4% for Canadian pension assets. At December 29, 2007, the 10-year average rate of return was approximately 9% for U.S. and 8% for Canadian pension assets. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.

The following table summarizes actual allocations for Safeway’s plans at year-end 2008 and year-end 2007:

		Plan assets
Asset category	Target	2008	2007
Equity	65%	60.8%	67.8%
Fixed income	35	38.0	31.8
Cash and other	–	1.2	0.4
Total	100%	100.0%	100.0%

The investment policy also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles; (2) maintain an acceptable level of risk in pursuit of long-term economic benefit; (3) maximize the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintain adequate controls over administrative costs.

SAFEWAY INC. AND SUBSIDIARIES

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	–	$17.2/(17.2)	–	$3.3/(3.3)
Discount rate	+/-1.0 pt	$185.6/(230.5)	$8.6/(44.3)	$38.4/(44.3)	$5.7/(6.2)

Cash contributions, primarily in Canada, to the Company’s pension plans are expected to total approximately $25.9 million in 2009 and totaled $33.8 million in 2008, $33.0 million in 2007 and $29.2 million in 2006.

Stock-Based Employee Compensation    SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as a risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Goodwill    Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization but must be evaluated for impairment.

We test goodwill for impairment annually (on the first day of the fourth quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of our reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of sales, gross profit, operating profit and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors. Based upon the results of our September 7, 2008 analysis, no impairment of goodwill was indicated.

As of September 7, 2008, if forecasted cash flows had been 10% lower than estimated or if the discount rate applied in our analysis had been 10% higher than estimated, no goodwill impairment would have been indicated. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future.

Income Tax Contingencies    The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual

SAFEWAY INC. AND SUBSIDIARIES

results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. Note H to the consolidated financial statements set forth in Part II, Item 8 of this report provides additional information on income taxes.

Liquidity and Financial Resources

Net cash flow from operating activities was $2,250.9 million in 2008, $2,190.5 million in 2007 and $2,175.0 million in 2006 primarily due to the increasing amount of net income in such years.

Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. The growth of Blackhawk’s net payables related to third-party gift cards declined to $23.9 million in 2008 from $84.1 million in 2007 as a result of the timing of payments due to the holidays, the 53rd week of fiscal 2008 and a change in the product mix.

Historically, cash contributions to the Company’s retirement plans have been relatively small. For example, cash contributions were $33.8 million and $33.0 million in 2008 and 2007, respectively, and were limited primarily to our Canadian retirement plans. The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. As a result, at the end of fiscal 2008, pension benefit obligations exceeded the fair value of plans assets for all of the Company’s pension plans. In 2009, we expect pension expense to increase significantly, primarily as a result of the decline in the plan assets. The Company currently expects to contribute approximately $25.9 million to its defined benefit pension plan trusts in 2009. If return on plan assets is less than expected or if discounts rates decline, plan contributions could increase significantly in 2010 and beyond.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $1,546.0 million in 2008, $1,686.4 million in 2007 and $1,734.7 million in 2006. Net cash flow used by investing activities declined in 2008 primarily due to lower cash paid for property additions. Cash paid for property additions was greater in 2007 than in 2006. However, proceeds from the sale of property were also greater in 2007. In addition, Safeway spent $83.8 million to acquire businesses in 2006.

Capital expenditures decreased moderately in 2008 and increased in 2007 and 2006 compared to the prior years. During 2008, Safeway invested $1.6 billion in capital expenditures. The Company continued to focus on Lifestyle remodels. In 2008 the Company opened 20 new Lifestyle stores and completed 232 Lifestyle store remodels. The Company also completed 21 other remodels. During 2007, Safeway invested $1.77 billion in capital expenditures. The Company opened 20 new Lifestyle stores, completed 253 Lifestyle remodels and closed 38 stores. In 2006 Safeway opened 17 new Lifestyle stores and completed 276 Lifestyle store remodels. Safeway also completed eight other remodels. In 2009 the Company expects to spend approximately $1.2 billion in cash capital expenditures and to open approximately 10 new Lifestyle stores and to remodel approximately 135 stores into Lifestyle stores. The reduction in cash capital expenditures for fiscal 2009 is expected to increase cash flow available to pay down debt. The Company expects that approximately 82% and 88% of its store base will be Lifestyle stores by the end of 2009 and 2010, respectively.

Net cash flow used by financing activities was $594.3 million in 2008, $454.0 million in 2007 and $596.3 million in 2006. In 2008 the Company paid down $130.0 million of debt, repurchased $359.5 million of common stock and paid $132.1 million of dividends. In 2007 Safeway paid down $261.3 million of debt, repurchased $226.1 million of common stock and paid $111.5 million of dividends. In 2006 Safeway paid down $493.1 million of debt, repurchased $318.0 million of common stock and paid dividends of $96.0 million. Also in 2006 Safeway received a $262.3 million tax refund related to prior years’ financing.

The recent economic turmoil in the credit markets may negatively impact the Company’s ability to access debt financing in a timely manner and with acceptable terms. In the event the Company is unable to issue sufficient commercial paper or public debt to repay current maturities, we may choose to borrow under the Credit Agreement, described under the caption “Bank Credit Agreement” in this report. Although there can be no assurance because of these challenging

SAFEWAY INC. AND SUBSIDIARIES

times, Safeway expects that the participating banks will loan to Safeway under the Credit Agreement. In the fourth quarter of fiscal 2008, Safeway was able to borrow under the Credit Agreement.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and its Credit Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreement.

Bank Credit Agreement    The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. There are approximately 30 banks in the syndicate with individual commitments to lend ranging from approximately $20 million to approximately $115 million. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of January 3, 2009, the Company was in compliance with these covenant requirements as shown on the following page. As of January 3, 2009, there were no borrowings, and letters of credit totaled $34.5 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,565.5 million as of January 3, 2009.

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

53 weeks 2008
Adjusted EBITDA:
Net income	$965.3
Add (subtract):
Income taxes	539.3
Interest expense	358.7
Depreciation	1,141.1
LIFO expense	34.9
Stock option expense	62.3
Property impairment charges	40.3
Equity in losses of unconsolidated affiliates	2.5
Total Adjusted EBITDA	$3,144.4
Adjusted EBITDA as a multiple of interest expense	8.77x
Total debt at year-end 2008	$5,499.8
Less cash and equivalents in excess of $75.0 at January 3, 2009	(307.8)
Adjusted Debt	$5,192.0
Adjusted Debt to Adjusted EBITDA	1.65x

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement the (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf.

Pursuant to the Shelf, Safeway issued $500.0 million of 6.25% Notes (the “Notes”) on December 17, 2008. The Notes mature on March 15, 2014. The Company will pay interest on the Notes on March 15 and September 15 of each year commencing on March 15, 2009. Safeway used the net proceeds from the Notes to repay borrowings under its U.S. commercial paper program, revolving credit facility and money market bank credit facilities. At Safeway’s option, the Notes can be redeemed, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed discounted to the date of redemption on a semiannual basis at the then current United States Treasury Rate, as defined in the Notes, plus 50 basis points.

SAFEWAY INC. AND SUBSIDIARIES

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2008, 2007 and 2006.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2008
Quarter 4	12/11/08	12/24/08	$0.0828	$35.6	$137.3
Quarter 3	08/26/08	09/25/08	0.0828	35.5	101.7
Quarter 2	05/13/08	06/26/08	0.0828	36.0	66.2
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2

2007
Quarter 4	12/04/07	12/27/07	$0.0690	$30.4	$116.6
Quarter 3	08/28/07	09/27/07	0.0690	30.5	86.2
Quarter 2	05/16/07	06/29/07	0.0690	30.3	55.7
Quarter 1	03/08/07	03/30/07	0.0575	25.4	25.4

2006
Quarter 4	12/07/06	12/29/06	$0.0575	$25.3	$98.8
Quarter 3	08/22/06	09/13/06	0.0575	25.4	73.5
Quarter 2	05/25/06	06/16/06	0.0575	25.6	48.1
Quarter 1	03/09/06	03/31/06	0.0500	22.5	22.5

Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2008, 2007 and 2006.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2008
Quarter 4	10/16/08	09/25/08	$0.0828	$35.5	$132.1
Quarter 3	07/17/08	06/26/08	0.0828	36.0	96.6
Quarter 2	04/17/08	03/27/08	0.0690	30.2	60.6
Quarter 1	01/17/08	12/27/07	0.0690	30.4	30.4

2007
Quarter 4	10/18/07	09/27/07	$0.0690	$30.5	$111.5
Quarter 3	07/19/07	06/29/07	0.0690	30.3	81.0
Quarter 2	04/20/07	03/30/07	0.0575	25.4	50.7
Quarter 1	01/19/07	12/29/06	0.0575	25.3	25.3

2006
Quarter 4	10/05/06	09/13/06	$0.0575	$25.4	$96.0
Quarter 3	07/07/06	06/16/06	0.0575	25.6	70.6
Quarter 2	04/21/06	03/31/06	0.0500	22.5	45.0
Quarter 1	01/20/06	12/30/05	0.0500	22.5	22.5

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2008, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $5.0 billion approved by the Board of Directors in May 2008. During fiscal 2008, Safeway repurchased approximately 12.6 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $359.5 million. The average price per share, excluding commissions, was $28.45. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Credit Ratings    The senior long-term and short-term debt ratings and outlooks currently assigned to unsecured Safeway public debt securities by the rating agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Investors Services	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

Safeway’s ability to borrow under the Credit Agreement is not affected by Safeway’s credit ratings. Also, the Company maintains no debt which requires accelerated repayment based on the lowering of credit ratings. Pricing under the Credit Agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Negative changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its Credit Agreement, its ability to borrow under the Credit Agreement would be impaired. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently.

SAFEWAY INC. AND SUBSIDIARIES

Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2008 (in millions) (1):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (2)	$758.4	$505.7	$502.4	$1,163.0	$0.8	$2,012.3	$4,942.6
Estimated interest on long-term debt	267.5	236.5	195.1	178.7	132.3	1,076.3	2,086.4
Capital lease obligations (2),(3)	40.6	36.7	32.3	31.3	32.2	384.1	557.2
Interest on capital leases	53.7	50.2	46.8	43.5	40.2	245.7	480.1
Self-insurance liability	126.2	92.0	62.9	43.6	30.7	132.4	487.8
Interest on self-insurance liability	1.1	2.4	2.8	2.7	2.5	31.7	43.2
Operating leases (3)	469.3	438.4	397.0	365.6	327.8	2,383.4	4,381.5
Contracts for purchase of property, equipment and construction of buildings	245.4	–	–	–	–	–	245.4
Contracts for purchase of inventory	394.0	–	–	–	–	–	394.0
Fixed-price energy contracts	113.1	55.1	34.6	34.6	0.7	8.2	246.3
Total	$2,469.3	$1,417.0	$1,273.9	$1,863.0	$567.2	$6,274.1	$13,864.5

(1)	Excludes funding of pension benefit obligations which were $33.8 million and postretirement benefit obligations which were $8.7 million in 2008. Also excludes contributions under various multi-employer pension plans, which totaled $286.9 million in 2008. Additionally, the amount of unrecognized tax benefits ($129.2 million at January 3, 2009) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(2)	Required principal payments only.

(3)	Operating and capital lease obligations do not include common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2008, these charges totaled approximately $215.2 million.

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

Letters of Credit    The Company had letters of credit of $49.2 million outstanding at year-end 2008. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Interest Rate Swap Agreements    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions. In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt at a gain of approximately $7.5 million. This gain is included in debt and is being amortized as an offset to interest expense through July 2009, the remaining term of the underlying debt. As of year-end 2008, the Company had no outstanding interest rate swap agreements.

SAFEWAY INC. AND SUBSIDIARIES

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

Safeway manages interest rate risk through the use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. As of year-end 2008, the Company had no outstanding interest rate swap agreements.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. The Company does not consider the potential declines in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2008 (dollars in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$758.4	$505.7	$502.4	$1,163.0	$0.8	$2,012.3	$4,942.6	$5,090.3
Weighted average interest rate	5.24%	4.98%	6.51%	5.62%	7.42%	6.59%	6.03%

(1)	Primarily fixed-rate debt

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of January 3, 2009.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 3, 2009	March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2009. We also have audited the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note A to the consolidated financial statements, on December 30, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension

Report of Independent Registered Public Accounting Firm

and other Postretirement Plans.” As discussed in Note H to the consolidated financial statements, on December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ Deloitte & Touche LLP

San Francisco, California

March 3, 2009

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006
Sales and other revenue	$44,104.0	$42,286.0	$40,185.0
Cost of goods sold	(31,589.2)	(30,133.1)	(28,604.0)
Gross profit	12,514.8	12,152.9	11,581.0
Operating and administrative expense	(10,662.1)	(10,380.8)	(9,981.2)
Operating profit	1,852.7	1,772.1	1,599.8
Interest expense	(358.7)	(388.9)	(396.1)
Other income, net	10.6	20.4	36.3
Income before income taxes	1,504.6	1,403.6	1,240.0
Income taxes	(539.3)	(515.2)	(369.4)
Net income	$965.3	$888.4	$870.6

Basic earnings per share	$2.23	$2.02	$1.96
Diluted earnings per share	$2.21	$1.99	$1.94

Weighted average shares outstanding – basic	433.8	440.3	444.9
Weighted average shares outstanding – diluted	436.3	445.7	447.8

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2008	Year-end 2007
Assets
Current assets:
Cash and equivalents	$382.8	$277.8
Receivables	515.1	577.9
Merchandise inventories, net of LIFO reserve of $98.3 and $63.4	2,591.4	2,797.8
Prepaid expenses and other current assets	486.9	354.0
Total current assets	3,976.2	4,007.5
Property:
Land	1,588.6	1,597.1
Buildings	5,728.1	5,461.9
Leasehold improvements	3,835.2	3,700.0
Fixtures and equipment	7,828.9	7,898.2
Property under capital leases	711.5	767.0
	19,692.3	19,424.2
Less accumulated depreciation and amortization	(9,049.2)	(8,802.2)
Total property, net	10,643.1	10,622.0

Goodwill	2,390.2	2,406.3
Prepaid pension costs	–	73.2
Investments in unconsolidated affiliates	207.1	216.0
Other assets	268.1	326.0
Total assets	$17,484.7	$17,651.0

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2008	Year-end 2007
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$758.4	$954.9
Current obligations under capital leases	40.6	42.5
Accounts payable	2,448.5	2,825.4
Accrued salaries and wages	450.3	506.7
Deferred income taxes	107.2	88.0
Other accrued liabilities	694.2	718.9
Total current liabilities	4,499.2	5,136.4

Long-term debt:
Notes and debentures	4,184.2	4,093.5
Obligations under capital leases	516.6	564.2
Total long-term debt	4,700.8	4,657.7

Deferred income taxes	249.6	254.7
Pension and postretirement benefit obligations	597.2	236.7
Accrued claims and other liabilities	651.7	663.7
Total liabilities	10,698.5	10,949.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 590.7 and 589.3 shares outstanding	5.9	5.9
Additional paid-in capital	4,128.3	4,038.2
Treasury stock at cost: 161.8 and 149.2 shares	(4,776.8)	(4,418.0)
Accumulated other comprehensive (loss) income	(228.7)	246.2
Retained earnings	7,657.5	6,829.5
Total stockholders’ equity	6,786.2	6,701.8
Total liabilities and stockholders’ equity	$17,484.7	$17,651.0

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006
Operating Activities:
Net income	$965.3	$888.4	$870.6
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	1,141.1	1,071.2	991.4
Property impairment charges	40.3	27.1	39.2
Stock option expense	62.3	48.4	51.2
Excess tax benefit from exercise of stock options	(1.5)	(38.3)	(6.3)
LIFO expense	34.9	13.9	1.2
Equity in losses (earnings) of unconsolidated affiliate	2.5	(8.7)	(21.1)
Net pension expense	84.6	72.1	83.1
Contributions to pension plans	(33.8)	(33.0)	(29.2)
Gain on property retirements and lease exit costs, net	(19.0)	(42.3)	(17.8)
Increase (decrease) in accrued claims and other liabilities	24.4	(5.8)	10.8
Deferred income taxes	171.7	130.8	1.1
Amortization of deferred finance costs	5.1	5.3	5.8
Other	(1.5)	15.8	7.3
Changes in working capital items:
Receivables	11.7	(3.0)	(45.1)
Inventories at FIFO cost	95.2	(102.1)	96.9
Prepaid expenses and other current assets	13.7	(22.7)	(9.3)
Income taxes	(96.8)	(8.7)	(14.9)
Payables and accruals	(273.2)	98.0	89.0
Payables related to third-party gift cards, net of receivables	23.9	84.1	71.1
Net cash flow from operating activities	2,250.9	2,190.5	2,175.0

Investing Activities:
Cash paid for property additions	(1,595.7)	(1,768.7)	(1,674.2)
Proceeds from sale of property	97.8	140.0	80.1
Cash used to acquire businesses	–	–	(83.8)
Other	(48.1)	(57.7)	(56.8)
Net cash used by investing activities	(1,546.0)	(1,686.4)	(1,734.7)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006
Financing Activities:
Additions to short-term borrowings	–	285.0	–
Payments on short-term borrowings	(95.0)	(190.0)	–
Additions to long-term borrowings	2,130.0	1,864.6	1,418.9
Payments on long-term borrowings	(2,165.0)	(2,220.9)	(1,912.0)
Purchase of treasury stock	(359.5)	(226.1)	(318.0)
Dividends paid	(132.1)	(111.5)	(96.0)
Net proceeds from exercise of stock options	29.0	106.8	45.4
Excess tax benefit from exercise of stock options	1.5	38.3	6.3
Income tax refund related to prior years’ debt financing	2.8	7.0	262.3
Payment of debt issuance costs	(5.6)	(4.0)	(1.2)
Other	(0.4)	(3.2)	(2.0)
Net cash flow used by financing activities	(594.3)	(454.0)	(596.3)
Effect of changes in exchange rates on cash	(5.6)	11.1	(0.7)
Increase (decrease) in cash and equivalents	105.0	61.2	(156.7)

Cash and Equivalents:
Beginning of year	277.8	216.6	373.3
End of year	$382.8	$277.8	$216.6

Other Cash Information:
Cash payments during the year for:
Interest	$379.7	$406.3	$418.1
Income taxes, net of refunds (excluding income tax refund related to prior years’ debt financing)	464.4	393.0	383.2

Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$4.4	$1.6	$5.2
Mortgage notes assumed in property additions	–	4.2	–

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders’ equity	Compre- hensive income
	Shares	Amount		Shares	Cost
Balance, year-end 2005	580.1	$5.8	$3,445.1	(130.7)	$(3,875.7)	$5,171.7	$172.8	$4,919.7
Net income	–	–	–	–	–	870.6	–	870.6	$870.6
Stock-based employee compensation	–	–	51.2	–	–	–	–	51.2	–
Cash dividends declared ($0.2225 per share)	–	–	–	–	–	(98.8)	–	(98.8)	–
Translation adjustments	–	–	–	–	–	–	(6.0)	(6.0)	(6.0)
Federal income tax refund	–	–	262.3	–	–	–	–	262.3	–
Minimum pension liability (net of income tax expense of $10.4)	–	–	–	–	–	–	23.8	23.8	23.8
Pension adjustment to funded status (net of income tax benefit of $47.9)	–	–	–	–	–	–	(96.7)	(96.7)	–
Other (net of income tax expense of $0.8)	–	–	1.0	–	(2.2)	–	0.9	(0.3)	0.9
Amortization of restricted stock	–	–	5.0	–	–	–	–	5.0	–
Treasury stock purchased	–	–	–	(12.0)	(318.0)	–	–	(318.0)	–
Options exercised	2.4	–	46.9	0.3	7.2	–	–	54.1	–
Balance, year-end 2006	582.5	5.8	3,811.5	(142.4)	(4,188.7)	5,943.5	94.8	5,666.9	$889.3
Net income	–	–	–	–	–	888.4	–	888.4	$888.4
FIN 48 adjustment	–	–	25.5	–	–	114.2	–	139.7	–
Stock-based employee compensation	–	–	48.4	–	–	–	–	48.4	–
Cash dividends declared ($0.2645 per share)	–	–	–	–	–	(116.6)	–	(116.6)	–
Translation adjustments	–	–	–	–	–	–	172.1	172.1	172.1
Income tax refund	–	–	0.7	–	–	–	–	0.7	–
Pension adjustment to funded status (net of income tax benefit of $25.7)	–	–	–	–	–	–	(44.0)	(44.0)	(44.0)
Recognition of pension actuarial loss, net (net of tax expense of $9.9)	–	–	–	–	–	–	21.5	21.5	21.5
Other (net of income tax expense of $0.2)	–	–	0.8	(0.1)	(3.2)	–	1.8	(0.6)	1.8
Amortization of restricted stock	0.1	–	5.2	–	–	–	–	5.2	–
Treasury stock purchased	–	–	–	(6.7)	(226.1)	–	–	(226.1)	–
Options exercised	6.7	0.1	146.1	–	–	–	–	146.2	–
Balance, year-end 2007	589.3	5.9	4,038.2	(149.2)	(4,418.0)	6,829.5	246.2	6,701.8	$1,039.8
Net income	–	–	–	–	–	965.3	–	965.3	$965.3
Stock-based employee compensation	–	–	62.3	–	–	–	–	62.3	–
Cash dividends declared ($0.3174 per share)	–	–	–	–	–	(137.3)	–	(137.3)	–
Translation adjustments (net of income tax benefit of $10.6)	–	–	–	–	–	–	(226.7)	(226.7)	(226.7)
Income tax refund	–	–	0.3	–	–	–	–	0.3	–
Pension adjustment to funded status (net of income tax benefit of $165.5)	–	–	–	–	–	–	(266.1)	(266.1)	(266.1)
Recognition of pension actuarial loss, net (net of tax expense of $10.9)	–	–	–	–	–	–	19.5	19.5	19.5
Other (net of income tax benefit of $1.4)	–	–	1.1	–	(0.4)	–	(1.6)	(0.9)	(1.6)
Amortization of restricted stock	–	–	0.9	–	–	–	–	0.9	–
Treasury stock purchased	–	–	–	(12.6)	(359.5)	–	–	(359.5)	–
Options exercised	1.4	–	25.5	–	1.1	–	–	26.6	–
Balance, year-end 2008	590.7	$5.9	$4,128.3	(161.8)	$(4,776.8)	$7,657.5	$(228.7)	$6,786.2	$490.4

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies

The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,739 stores as of year-end 2008. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Blackhawk Network Holdings, Inc. (“Blackhawk”), a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards, and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom, France and Australia.

The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 146 food and general merchandise stores in Western Mexico.

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

Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 53-week period ended January 3, 2009 (“fiscal 2008”), the 52-week period ended December 29, 2007 (“fiscal 2007”) and the 52-week period ended December 30, 2006 (“fiscal 2006”).

Revenue Recognition    Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.

Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. During 2007, Safeway completed an analysis of the historical redemption patterns of gift cards. As a result of this analysis, the Company has determined that the likelihood of redemption after two years is remote. Therefore, the Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years. In 2006, breakage was recognized after three years. Breakage amounts were $7.9 million, $9.5 million and $3.0 million in 2008, 2007 and 2006, respectively.

The Company, through its Blackhawk subsidiary, also sells third-party gift cards through Safeway retail operations and through other grocery, drug and convenience store retailers. Safeway records a commission as other revenue when the third-party gift card is sold. The liability for redemption and potential income for breakage remain with the third-party merchant; therefore, Safeway does not record redemption or breakage of these gift cards.

Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $492.1 million in 2008, $551.8 million in 2007 and $587.1 million in 2006.

Vendor allowances totaled $2.6 billion in 2008 and $2.5 billion in both 2007 and 2006. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

vendor allowances are classified as an element of cost of goods sold.

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

Cash and Cash Equivalents    Short-term investments with original maturities of less than three months are considered to be cash equivalents. Book overdrafts at year-end 2008 and 2007 of $185.1 million and $313.2 million, respectively, are included in accounts payable.

Merchandise Inventories    Merchandise inventory of $1,740 million at year-end 2008 and $1,886 million at year-end 2007 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,838 million at year-end 2008 and $1,949 million at year-end 2007. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company takes a physical count of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Employee Benefit Plans    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Additional disclosures are also required. Safeway adopted SFAS No. 158 as of December 30, 2006, as required. See Note I.

Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 1.75% in 2008, 3.5% in 2007 and 4.5% in 2006.

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2008	2007	2006
Beginning balance	$477.6	$512.7	$532.4
Expense	161.6	117.1	133.2
Claim payments	(150.5)	(153.2)	(152.9)
Currency translation loss	(0.9)	1.0	–
Ending balance	487.8	477.6	512.7
Less current portion	(126.2)	(130.2)	(138.7)
Long-term portion	$361.6	$347.4	$374.0

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $531.0 million at year-end 2008 and $564.5 million at year-end 2007.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FIN 48 and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Off-Balance Sheet Financial Instruments    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company’s counterparties have been major financial institutions. There were no outstanding interest rate swap agreements at year-end 2008.

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

Fair Value of Financial Instruments    Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the balance sheet. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year end, and current estimates of fair value may differ significantly from the amounts presented.

SFAS No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 was effective for the Company’s financial assets and financial liabilities beginning in fiscal 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

Long-term debt.    Market values quoted on the New York Stock Exchange are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted on an exchange, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At year-end 2008, the estimated fair value of debt was $5.1 billion compared to a carrying value of $4.9 billion. At year-end

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2007, the estimated fair value of debt was $5.2 billion compared to a carrying value of $5.0 billion.

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

Accumulated Other Comprehensive (Loss) Income    Accumulated other comprehensive (loss) income, net of applicable taxes, consisted of the following at year-end 2008, year-end 2007 and year-end 2006 (in millions):

	2008	2007	2006
Translation adjustments	$140.5	$367.2	$195.1
Pension adjustment to funded status	(406.8)	(140.7)	(96.7)
Recognition of pension actuarial loss, net	41.0	21.5	–
Other	(3.4)	(1.8)	(3.6)
Ending balance	$(228.7)	$246.2	$94.8

Stock-Based Employee Compensation    Safeway accounts for stock-based employee compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Safeway is currently assessing the potential impact of SFAS No. 161 on its financial statements.

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

Note B:  Goodwill

A summary of changes in Safeway’s goodwill during 2008 and 2007 by geographic area is as follows (in millions):

	2008					2007
	U.S.		Canada		Total	U.S.		Canada		Total
Balance – beginning of year	$2,308.8		$97.5		$2,406.3	$2,309.5		$84.0		$2,393.5
Other adjustments	(0.9	) (1)	(15.2	) (2)	(16.1)	(0.7	) (1)	13.5	(2)	12.8
Balance – end of year	$2,307.9		$82.3		$2,390.2	$2,308.8		$97.5		$2,406.3

(1)	Primarily represents revised estimate of pre-acquisition tax accrual.

(2)	Represents foreign currency translation adjustments in Canada.

We test goodwill for impairment annually (on the first day of the fourth quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of our reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of sales, gross profit, operating profit and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors. Based upon the results of our 2008, 2007 and 2006 analyses, no impairment of goodwill was indicated.

Note C:  Store Closing and Impairment Charges

Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $40.3 million in 2008, $27.1 million in 2007 and $39.2 million in 2006. These charges are included as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Beginning balance	$128.2	$126.7	$156.0
Provision for estimated net future cash flows of additional closed stores (1)	3.5	31.5	0.1
Net cash flows, interest accretion, changes in estimates of net future cash flows	(31.6)	(30.0)	(29.4)
Ending balance	$100.1	$128.2	$126.7

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense, and the liability is included in accrued claims and other liabilities.

Note D:  Financing

Notes and debentures were composed of the following at year end (in millions):

	2008	2007
Commercial paper	$362.1	$25.0
Bank credit agreement, unsecured	–	–
Other bank borrowings, unsecured	3.2	99.7
Mortgage notes payable, secured	17.0	20.1
4.125% Senior Notes due 2008, unsecured	–	300.0
4.45% Senior Notes due 2008, unsecured	–	301.1
6.50% Senior Notes due 2008, unsecured	–	250.0
Floating Rate Notes due March 2009, unsecured (interest at 1.82% as of January 3, 2009)	250.0	250.0
7.50% Senior Notes due September 2009, unsecured	500.0	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	–
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	7.7	2.5
Unamortized deferred gain on swap termination	2.6	–
	4,942.6	5,048.4
Less current maturities	(758.4)	(954.9)
Long-term portion	$4,184.2	$4,093.5

Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2012. The weighted-average interest rate on commercial paper borrowings during 2008 was 4.31% and 5.82% at year-end 2008.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Bank Credit Agreement    The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. There are approximately 30 banks in the syndicate with individual commitments to lend ranging from approximately $20 million to approximately $115 million. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of January 3, 2009, the Company was in compliance with these covenant requirements. As of January 3, 2009, there were no borrowings, and letters of credit totaled $34.5 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,565.5 million as of January 3, 2009.

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

During 2008 the Company paid facility fees ranging from 0.05% to 0.06% on the total amount of the credit facility.

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of January 3, 2009, $1.5 billion of securities were available for issuance under the board’s authorization.

Other Bank Borrowings    Other bank borrowings had a weighted average interest rate during 2008 of 3.16%.

Mortgage Notes Payable    Mortgage notes payable at year-end 2008 have remaining terms ranging from less than one year to 15 years, had a weighted-average interest rate during 2008 of 8.01% and are secured by properties with a net book value of approximately $124.0 million.

Senior Unsecured Indebtedness    Pursuant to the Shelf, Safeway issued $500.0 million of 6.25% Notes (the “Notes”) on December 17, 2008. The Notes mature on March 15, 2014.

In August 2007, Safeway issued $500.0 million of 6.35% Notes due 2017.

In March 2006, the Company issued senior unsecured debt consisting of $250.0 million of Floating Rate Notes due 2009. The interest rate was 1.82% as of January 3, 2009.

Other Notes Payable    Other notes payable at year-end 2008 have remaining terms ranging from less than one year to 19 years and a weighted average interest rate of 6.12% during 2008.

Fair Value Hedges    In January 2008, Safeway terminated its interest rate swap agreements on its $500 million debt at a gain of approximately $7.5 million. This gain is included in debt and is being amortized as an offset to interest expense over the remaining term of the debt. As of year-end 2008, the Company had no outstanding interest rate swap

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

agreements.

Annual Debt Maturities    As of year-end 2008, annual debt maturities were as follows (in millions):

2009	$758.4
2010	505.7
2011	502.4
2012	1,163.0
2013	0.8
Thereafter	2,012.3
$4,942.6

Letters of Credit    The Company had letters of credit of $49.2 million outstanding at year-end 2008, of which $34.5 million were issued under the Credit Agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Note E:  Lease Obligations

At year-end 2008, Safeway leased approximately 59% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2008, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating Leases
2009	$94.3	$469.3
2010	86.9	438.4
2011	79.1	397.0
2012	74.8	365.6
2013	72.4	327.8
Thereafter	629.8	2,383.4
Total minimum lease payments	1,037.3	$4,381.5
Less amounts representing interest	(480.1)
Present value of net minimum lease payments	557.2
Less current obligations	(40.6)
Long-term obligations	$516.6

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by minimum sublease rental income of $146.8 million.

Amortization expense for property under capital leases was $38.8 million in 2008, $41.7 million in 2007 and $42.7 million in 2006. Accumulated amortization of property under capital leases was $316.9 million at year-end 2008 and $320.2 million at year-end 2007.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2008	2007	2006
Property leases:
Minimum rentals	$454.2	$436.5	$423.7
Contingent rentals (1)	12.8	12.7	10.5
Less rentals from subleases	(9.9)	(10.4)	(6.9)
	457.1	438.8	427.3
Equipment leases	28.9	26.2	25.4
	$486.0	$465.0	$452.7

(1)	In general, contingent rentals are based on individual store sales.

Note F:  Interest Expense

Interest expense consisted of the following (in millions):

	2008	2007	2006
Commercial paper	$16.3	$15.8	$10.9
Bank credit agreement	1.2	1.6	5.6
Other bank borrowings	2.2	1.8	0.5
Mortgage notes payable	1.5	1.5	1.8
9.30% Senior Secured Debentures	–	–	2.3
6.15% Senior Notes	–	–	7.1
4.80% Senior Notes	–	12.5	23.0
7.00% Senior Notes	–	12.5	17.5
4.125% Senior Notes	10.2	12.4	12.4
4.45% Senior Notes	11.3	12.5	11.7
6.50% Senior Notes	14.0	16.3	16.3
Floating Rate Senior Notes	9.8	14.3	10.9
7.50% Senior Notes	37.5	37.5	37.5
4.95% Senior Notes	24.8	24.8	24.8
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
6.25% Senior Notes	1.1	–	–
5.625% Senior Notes	14.1	14.1	14.1
6.35% Senior Notes	31.8	11.8	–
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
9.875% Senior Subordinated Debentures	–	0.5	2.4
Other notes payable	1.3	0.8	0.5
Obligations under capital leases	59.2	62.4	63.1
Amortization of deferred finance costs	5.1	5.3	5.8
Interest rate swap agreements	0.8	12.9	10.1
Amortization of deferred gain on swap termination	(4.9)	–	–
Capitalized interest	(12.2)	(16.0)	(15.8)
	$358.7	$388.9	$396.1

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G:  Capital Stock

Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none was outstanding during 2008, 2007 or 2006. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2008 was 428.9 million shares (net of 161.8 million shares of treasury stock) and 440.1 million shares at year-end 2007 (net of 149.2 million shares of treasury stock).

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

2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Safeway Board of Directors. There are 22.4 million shares of common stock authorized for issuance pursuant to grants under the 2007 Plan. As of January 3, 2009, 7.5 million shares have been granted under this plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares.

Restricted Stock    The Company awarded 40,000 shares and 100,000 shares of restricted stock in 2008 and 2007, respectively, to certain officers and key employees. Restricted stock was not awarded in 2006. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense of $0.9 million in 2008, $5.2 million in 2007 and $5.0 million in 2006. As of January 3, 2009, 997,753 restricted shares were vested, 110,296 were unvested, 268,399 shares had been returned to Safeway to satisfy tax-withholding obligations of employees and 22,500 shares have been canceled. There were no cancellations of restricted stock during 2007 or 2006. The weighted-average intrinsic value at grant date of restricted stock outstanding at year-end 2008 was $30.12.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the Company’s stock option plans for the three-year period ended January 3, 2009 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2005	34,865,744	$25.23	$139.3

2006 Activity:
Granted	7,223,122	23.51
Canceled	(1,388,435)	26.00
Exercised	(2,725,654)	15.80
Outstanding, year-end 2006	37,974,777	$25.59	$431.2

2007 Activity:
Granted	7,067,078	35.10
Canceled	(1,963,124)	27.04
Exercised	(6,673,669)	15.84
Outstanding, year-end 2007	36,405,062	$29.18	$299.3

2008 Activity:
Granted	6,939,192	29.22
Canceled	(3,326,524)	35.48
Exercised	(1,418,876)	20.45
Outstanding, year-end 2008	38,598,854	$29.02	$57.3

Exercisable, year-end 2006	17,885,299	$29.69	$175.3
Exercisable, year-end 2007	16,368,093	32.86	120.4
Exercisable, year-end 2008	19,117,930	30.32	36.9
Vested and expected to vest, year-end 2008 (1)	35,131,250	$29.15	$53.7

(1)	The remaining weighted-average contractual life of these options is 3.0 years.

Weighted-average fair value of options granted during the year:
2006	$6.75
2007	9.90
2008	8.74

The total intrinsic value of options exercised was $13.5 million in 2008 and $120.2 million in 2007. As of year-end 2008, there was $124.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes stock option information at year-end 2008:

			Options outstanding			Options exercisable
Range of exercise prices			Number of options	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of options	Weighted- average exercise price
$ 2.38	to	$19.60	3,906,291	2.35	$17.66	2,436,031	$17.38
19.74		20.15	3,364,513	1.35	20.01	2,720,958	20.02
20.16		22.22	4,551,172	2.37	21.09	2,546,894	21.09
22.28		23.01	4,480,573	3.20	22.97	1,801,333	22.98
23.02		29.69	3,950,257	3.57	25.21	2,014,732	25.39
29.80		29.94	5,781,803	5.06	29.94	119,175	29.93
30.35		34.94	1,390,395	3.30	31.95	855,779	31.33
35.37		35.75	5,656,922	3.90	35.39	1,462,933	35.44
35.83		45.02	1,595,698	2.62	40.27	1,239,142	41.34
45.25		62.50	3,921,230	1.87	51.82	3,920,953	51.82
2.38		62.50	38,598,854	3.12	29.02	19,117,930	30.32

Additional Stock Plan Information    Safeway accounts for stock-based employee compensation in accordance with SFAS No. 123R.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2008	2007	2006
Expected life (in years)	4.5	4.5	4.5
Expected stock volatility	32.0% - 48.3%	26.4% - 31.5%	27.1% - 27.7%
Risk-free interest rate	2.58% - 3.19%	4.30% - 4.78%	4.43% - 4.78%
Expected dividend yield during the expected term	0.8% - 1.1%	0.7% - 0.8%	0.8% - 0.9%

Prior to 2008, the expected term of the awards was determined using the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). In 2008, the Company calculated the expected term based upon its historical data. Expected stock volatility was determined based upon a combination of historical volatility for the 4.5-year-period preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

The Company recognized stock-based compensation expense of $62.3 million during fiscal 2008, $48.4 million during fiscal 2007 and $51.2 million during fiscal 2006 as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H:  Taxes on Income

The components of income before income tax expense are as follows (in millions):

	2008	2007	2006
Domestic	$1,241.2	$1,141.9	$1,029.2
Foreign	263.4	261.7	210.8
	$1,504.6	$1,403.6	$1,240.0

The components of income tax expense are as follows (in millions):

	2008	2007	2006
Current:
Federal	$251.1	$258.3	$251.0
State	40.2	37.1	48.7
Foreign	76.3	89.0	68.6
	367.6	384.4	368.3
Deferred:
Federal	142.7	108.4	(4.2)
State	24.8	16.9	(1.0)
Foreign	4.2	5.5	6.3
	171.7	130.8	1.1
	$539.3	$515.2	$369.4

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2008	2007	2006
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$526.6	$491.3	$434.0
State taxes on income net of federal benefit	42.2	35.1	31.0
Charitable donations of inventory	(13.4)	(7.7)	(14.7)
Interest on debt financing tax refunds, net of tax	(0.2)	(0.2)	(62.6)
Other	(15.9)	(3.3)	(18.3)
	$539.3	$515.2	$369.4

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year end were as follows (in millions):

	2008	2007
Deferred tax assets:
Pension liability	$203.6	$32.7
Workers’ compensation and other claims	194.4	190.1
Employee benefits	136.9	121.9
Accrued claims and other liabilities	62.8	24.8
Charitable contribution carryforwards	49.4	74.7
Reserves not currently deductible	44.6	61.8
Operating loss carryforwards	2.9	3.7
Other assets	9.1	33.9
	703.7	543.6
Valuation allowance	–	(12.2)
	$703.7	$531.4

	2008	2007
Deferred tax liabilities:
Property	$(736.3)	$(560.1)
Inventory	(282.5)	(264.6)
Investments in foreign operations	(41.7)	(49.4)
	(1,060.5)	(874.1)
Net deferred tax liability	(356.8)	(342.7)
Less current liability	(107.2)	(88.0)
Long-term portion	$(249.6)	$(254.7)

At January 3, 2009, the Company had federal and state charitable contribution carryforwards of $134.9 million which expire from 2009 through 2012. The valuation allowance against $33.2 million of these carryforwards was reversed in 2008 as a result of the Company’s determination that such carryforwards were more likely than not to be utilized.

The Company had net operating loss carryforwards for federal income tax purposes of approximately $8.3 million which expire at various dates from 2022 to 2026. The Company also had state tax credit carryforwards of $19.7 million which have no expiration date.

At January 3, 2009, certain undistributed earnings of the Company’s foreign operations totaling $1,351.5 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on December 31, 2006, the first day of the 2007 fiscal year. The Company recorded the cumulative effect of adopting FIN 48 by increasing stockholders’ equity by $139.7 million.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of January 3, 2009 and December 29, 2007, the Company had unrecognized tax benefits of $129.2 million and $123.1 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2008	2007
Balance at beginning of year	$123.1	$138.8
Additions based on tax positions related to the current year	11.7	1.7
Additions for tax positions of prior years	7.5	9.4
Reductions based on tax positions related to the current year	(9.8)	(12.0)
Reductions for tax positions of prior years	(2.8)	(14.8)
Additions related to changes in foreign currency translation	0.3	–
Settlements	(0.8)	–
Balance at end of year	$129.2	$123.1

As of January 3, 2009 and December 29, 2007, the balance of unrecognized tax benefits included tax positions of $121.7 million (net of tax) and $121.3 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. Income tax expense in 2008 included a benefit of $4.8 million (net of tax) related to interest on income taxes. In 2007 the benefit related to interest on income taxes was $5.7 million (net of tax). As of January 3, 2009 and December 29, 2007, the Company had net receivables for interest on income taxes of $15.1 million (net of tax) and $13.6 million (net of tax), respectively. There was no liability for penalties on income taxes in either 2007 or 2008.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Internal Revenue Service’s (“IRS”) examination of the Company’s federal income tax returns for 2002 and 2003 is complete, and examination of the returns for 2004 and 2005 is expected to be completed in 2009. The IRS and other tax authorities have proposed tax deficiencies on several issues. The Company is contesting these proposed tax deficiencies. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2004, and is no longer subject to state and local income tax examinations for fiscal years before 2001. With limited exceptions, the Company’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2002.

It is reasonably possible that the Company will recognize a decrease of up to $83 million in unrecognized tax benefits within the next 12 months as a result of the settlement of federal and state tax audits. A significant portion of this decrease in unrecognized tax benefits could result in lower income tax expense. However, the timing and amounts of these audit settlements are subject to significant uncertainty.

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

Deteriorating conditions in the global financial markets led to a substantial reduction in the fair value of the Company’s pension plan assets during 2008. Upon remeasurement of the Company’s pension plan benefit obligations as of January 3, 2009, the benefit obligations exceeded the plan assets, resulting in an underfunded status for each of the plans, and eliminating the previously reported prepaid benefit cost related to the Company’s largest U.S. plan.

The following tables provide a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended January 3, 2009 and a statement of the funded status as of year-end 2008 and year-end 2007 (in millions):

	2008	2007
Change in projected benefit obligation:
Beginning balance	$2,342.0	$2,181.6
Service cost	101.7	93.2
Interest cost	102.3	124.8
Plan amendments	(3.2)	8.8
Actuarial gain	(284.1)	(7.0)
Benefit payments	(156.9)	(148.4)
Currency translation adjustment	(92.8)	89.0
Ending balance	$2,009.0	$2,342.0

	2008	2007
Change in fair value of plan assets:
Beginning balance	$2,295.6	$2,214.7
Actual return on plan assets	(582.7)	120.8
Employer contributions	33.8	33.0
Benefit payments	(156.9)	(148.4)
Currency translation adjustment	(77.1)	75.5
Ending balance	$1,512.7	$2,295.6

	2008	2007
Funded status:
Fair value of plan assets	$1,512.7	$2,295.6
Projected benefit obligation	(2,009.0)	(2,342.0)
Funded status	$(496.3)	$(46.4)

Components of net amount recognized in financial position:
Prepaid pension costs	$–	$73.2
Other accrued liabilities (current liability)	(1.4)	(1.5)
Pension and postretirement benefit obligations (non-current liability)	(494.9)	(118.1)
	$(496.3)	$(46.4)

Safeway expects approximately $63.4 million of the net actuarial loss and $19.6 million of the prior service to be recognized as a component of net periodic benefit cost in 2009.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides the components of 2008, 2007 and 2006 net pension expense for the retirement plans (in millions):

	2008	2007	2006
Estimated return on plan assets	$147.8	$173.6	$191.2
Service cost	(101.7)	(93.2)	(101.1)
Interest cost	(102.3)	(124.8)	(129.3)
Amortization of prior service cost	(21.9)	(23.0)	(22.4)
Amortization of unrecognized losses	(6.5)	(4.7)	(21.5)
Net pension expense	$(84.6)	$(72.1)	$(83.1)

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. The Company uses its fiscal year-end date as the measurement date for its plans. The accumulated benefit obligation for all Safeway plans was $1,827.5 million at year-end 2008 and $2,062.4 million at year-end 2007.

The actuarial assumptions used to determine year-end projected benefit obligation were as follows:

	2008	2007	2006
Discount rate:
United States plans	6.3%	6.1%	6.0%
Canadian plans	6.5	5.3	5.0
Combined weighted-average rate	6.3	5.9	5.7

Rate of compensation increase:
United States plans	3.0%	4.0%	4.0%
Canadian plans	3.0	3.5	3.5

The actuarial assumptions used to determine net periodic benefit cost were as follows:

	2008	2007	2006
Discount rate:
United States plans	6.1%	6.0%	5.7%
Canadian plans	5.3	5.0	5.0
Combined weighted-average rate	5.9	5.7	5.5

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.0

Rate of compensation increase:
United States plans	4.0%	4.0%	4.0%
Canadian plans	3.5	3.5	3.5

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans at year-end 2008 and year-end 2007:

Asset category		Plan assets
	Target	2008	2007
Equity	65%	60.8%	67.8%
Fixed income	35	38.0	31.8
Cash and other	–	1.2	0.4
Total	100%	100.0%	100.0%

The investment policy also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles; (2) maintain an acceptable level of risk in pursuit of long-term economic benefit; (3) maximize the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintain adequate controls over administrative costs.

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

Safeway expects to contribute approximately $25.9 million to its defined benefit pension plan trusts in 2009.

Retirement Restoration Plan    The Retirement Restoration Plan provides death benefits and supplemental income payments for senior executives after retirement. The Company recognized expense of $4.9 million in 2008, $4.8 million in 2007 and $5.2 million in 2006. The aggregate projected benefit obligation of the Retirement Restoration Plan was approximately $58.5 million at year-end 2008 and $62.9 million at year-end 2007.

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

The Company’s accrued postretirement benefit obligation (“APBO”) was $52.6 million at year-end 2008 and $64.6 million at year-end 2007. The APBO represents the actuarial present value of the benefits expected to be paid after retirement. Postretirement benefit expense was $7.2 million in 2008, $7.6 million in 2007 and $5.5 million in 2006.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2009	$118.4	$4.6
2010	122.2	4.7
2011	127.0	4.8
2012	134.6	4.8
2013	139.8	4.9
2014 – 2018	771.4	25.3

Multi-Employer Pension Plans    Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company’s non-contributory retirement plans, pursuant to agreements between the Company and various unions. These plans are generally defined benefit plans; however, in many cases, specific benefit levels are not negotiated with or known by the employer-contributors. Contributions of $286.9 million in 2008, $270.1 million in 2007 and $253.8 million in 2006 were made and charged to expense.

Note J:  Investment in Unconsolidated Affiliates

At year-end 2008, 2007 and 2006, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operates 146 food and general merchandise stores in Western Mexico.

Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was a loss of $2.5 million in 2008, income of $8.7 million in 2007 and income of $21.1 million in 2006.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K:  Commitments and Contingencies

Legal Matters    On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer (now ex. rel. Jerry Brown) v. Safeway Inc. dba Vons, et al., against the Company; the Company’s subsidiary, The Vons Companies, Inc.; Albertsons, Inc; and Ralphs Grocery Company, a division of The Kroger Co. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of Section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. The Attorney General has also indicated that it will seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants’ motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws was denied by the court on May 25, 2005 and again on March 6, 2008. The Attorney General’s motion for summary judgment arguing that the MSAA was a per se antitrust violation was denied by the court on December 7, 2006. On March 27, 2008, pursuant to a stipulation of the parties, the court entered a final judgment in favor of the defendants. Under the stipulation and final judgment, the court also found that the non-statutory labor exemption does not immunize the revenue sharing provisions of the MSAA from the antitrust claims in the case. Both sides have appealed issues to the Ninth Circuit Court of Appeals. No date for argument of the appeal has been set.

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

Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $245.4 million at year-end 2008.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L:  Segments

Safeway’s retail business, which represents more than 98% of consolidated sales and other revenue, operates in the U.S. and Canada. Safeway is organized into 12 geographic retail operating segments (Northern California, Vons, Portland, Seattle, Denver, Phoenix, Texas, Chicago, Eastern, Alberta, Vancouver and Winnipeg) that are operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Across all 12 retail operating segments the Company operates one store format, Safeway’s Lifestyle store, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.

In accordance with the aggregation criteria of SFAS No. 131, these 12 operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, sales growth, capital expenditures, competitive risks, operational risks and challenges, retail store sales, costs of goods sold and employees. In addition, each operating segment has similar products, similar production processes, similar types of customers, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material additional information.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2008
Sales and other revenue	$37,661.2	$6,442.8	$44,104.0
Operating profit	1,580.6	272.1	1,852.7
Income before income taxes	1,241.2	263.4	1,504.6
Long-lived assets, net	9,407.0	1,236.1	10,643.1
Total assets	15,596.7	1,888.0	17,484.7

2007
Sales and other revenue	$36,271.4	$6,014.6	$42,286.0
Operating profit	1,496.7	275.4	1,772.1
Income before income taxes	1,141.9	261.7	1,403.6
Long-lived assets, net	9,153.9	1,468.1	10,622.0
Total assets	15,453.6	2,197.4	17,651.0

2006
Sales and other revenue	$34,721.1	$5,463.9	$40,185.0
Operating profit	1,370.4	229.4	1,599.8
Income before income taxes	1,029.2	210.8	1,240.0
Long-lived assets, net	8,553.5	1,219.8	9,773.3
Total assets	14,456.9	1,816.9	16,273.8

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents sales revenue by type of similar product (dollars in millions):

	2008		2007		2006
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$19,826.5	45.0%	$19,178.4	45.4%	$18,513.0	46.0%
Perishables (2)	16,514.0	37.4%	15,833.9	37.4%	15,067.3	37.5%
Fuel	3,885.2	8.8%	3,487.8	8.2%	3,002.4	7.5%
Pharmacy	3,878.3	8.8%	3,785.9	9.0%	3,602.3	9.0%
Total sales and other revenue	$44,104.0	100.0%	$42,286.0	100.0%	$40,185.0	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

Note M:  Computation of Earnings Per Share

(In millions, except per-share amounts)	2008		2007		2006
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income	$965.3	$965.3	$888.4	$888.4	$870.6	$870.6

Weighted-average common shares outstanding	433.8	433.8	440.3	440.3	444.9	444.9
Common share equivalents	2.5		5.4		2.9
Weighted-average shares outstanding	436.3		445.7		447.8
Earnings per share	$2.21	$2.23	$1.99	$2.02	$1.94	$1.96

Anti-dilutive shares totaling 21.9 million in 2008, 15.0 million in 2007 and 22.3 million in 2006 have been excluded from diluted weighted-average shares outstanding.

Note N:  Guarantees

Safeway has applied the measurement and disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to the Company’s agreements that contain guarantee and indemnification clauses. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of January 3, 2009, Safeway did not have any material guarantees.

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

	53 Weeks	Last 17 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2008
Sales and other revenue	$44,104.0	$13,815.9	$10,169.3	$10,120.0	$9,998.8
Gross profit	12,514.8	3,975.8	2,795.6	2,865.2	2,878.3
Operating profit	1,852.7	613.0	386.3	451.6	401.9
Income before income taxes	1,504.6	503.8	312.0	371.9	317.0
Net income	965.3	338.0	199.7	234.3	193.4
Net income per share – basic	$2.23	$0.79	$0.46	$0.54	$0.44
Net income per share – diluted	2.21	0.79	0.46	0.53	0.44

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2007
Sales and other revenue	$42,286.0	$13,356.4	$9,784.5	$9,823.3	$9,321.8
Gross profit	12,152.9	3,831.9	2,789.4	2,801.1	2,730.6
Operating profit	1,772.1	597.7	391.0	422.4	361.0
Income before income taxes	1,403.6	480.3	307.0	338.1	278.2
Net income	888.4	301.1	194.6	218.2	174.4
Net income per share – basic	$2.02	$0.68	$0.44	$0.50	$0.40
Net income per share – diluted	1.99	0.68	0.44	0.49	0.39

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal year ended January 3, 2009 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 Registration Statement filed on July 27, 2004).

Exhibit 3.2	Amended and Restated By-Laws of Safeway Inc., dated October 21, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated October 21, 2008).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).3	Form of Officers’ Certificate establishing the terms of the Company’s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.6 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).4	Form of Officers’ Certificate establishing the terms of the registrant’s 7.5% Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated September 14, 1999).

Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).6	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated March 5, 2001).

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 4(i).7	Form of Officers’ Certificate establishing the terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).8	Form of Officers’ Certificate establishing the terms of the registrant’s 4.950% Notes due 2010 and 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

Exhibit 4(i).9	Form of Officers’ Certificate establishing the terms of the registrant’s Floating Rate Notes due 2009, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated March 28, 2006).

Exhibit 4(i).10	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 4(i).11	Form of Officers’ Certificate establishing the terms of the registrant’s 6.25% Notes due 2014, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated December 22, 2008).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 to the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).4*	Amendment 2002-1 to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc., dated March 26, 2002.

Exhibit 10(iii).5*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).6*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of the registrant’s Form 10-K for the year ended December 28, 1996).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).7*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).8*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).9*	Safeway Inc. Stock Option Gain Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).20 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).10*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).11*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).12*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).13*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).14*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).15*	Amended and Restated Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated December 15, 2008.

Exhibit 10(iii).16*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).17	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2005).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).18*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).19*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement under the Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).20*	Amendment dated February 25, 2003 to the 1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003).

Exhibit 10(iii).21	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 10(iii).22*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).23*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).24	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).25*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).26*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).27*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).28*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).29*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).30*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).31*	Safeway Executive Deferred Compensation Plan II, adopted effective January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).32*	Retirement Restoration Plan II of Safeway Inc., adopted effective as of January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).33*	Deferred Compensation Plan for Safeway Non-Employee Directors II, effective January 1, 2005; amended and restated effective January 1, 2009.

Exhibit 10(iii).34*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 10(iii).35*	Updated Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).35 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By	/s/ Steven A. Burd	Date: March 3, 2009
Steven A. Burd
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Edwards	Date: March 3, 2009
Robert L. Edwards
Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date: March 3, 2009
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

Director

/s/ Steven A. Burd	Date: March 3, 2009
Steven A. Burd

/s/ Janet E. Grove	March 3, 2009
Janet E. Grove

/s/ Mohan Gyani	March 3, 2009
Mohan Gyani

/s/ Paul Hazen	March 3, 2009
Paul Hazen

/s/ Frank C. Herringer	March 3, 2009
Frank C. Herringer

/s/ Robert I. MacDonnell	March 3, 2009
Robert I. MacDonnell

/s/ Douglas J. Mackenzie	March 3, 2009
Douglas J. Mackenzie

/s/ Kenneth W. Oder	March 3, 2009
Kenneth W. Oder

/s/ Rebecca A. Stirn	March 3, 2009
Rebecca A. Stirn

SAFEWAY INC. AND SUBSIDIARIES

Director

/s/ William Y. Tauscher	Date: March 3, 2009
William Y. Tauscher

/s/ Raymond G. Viault	March 3, 2009
Raymond G. Viault