Form 10-Q
period 2009-03-28
SAFEWAY INC
filed 2009-05-01
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

As of April 28, 2009, there were issued and outstanding 425.9 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 28, 2009	March 22, 2008
Sales and other revenue	$9,236.4	$9,998.8
Cost of goods sold	(6,583.5)	(7,120.5)

Gross profit	2,652.9	2,878.3
Operating and administrative expense	(2,371.4)	(2,476.4)

Operating profit	281.5	401.9
Interest expense	(78.2)	(84.5)
Other income (loss), net	1.2	(0.4)

Income before income taxes	204.5	317.0
Income tax expense	(60.3)	(123.6)

Net income	$144.2	$193.4

Earnings per share:
Basic	$0.34	$0.44

Diluted	$0.34	$0.44

Weighted average shares outstanding:
Basic	428.0	439.4

Diluted	429.2	442.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 28, 2009	January 3, 2009
ASSETS
Current assets:
Cash and equivalents	$112.4	$382.8
Receivables	400.4	515.1
Merchandise inventories	2,730.2	2,591.4
Prepaid expenses and other current assets	295.5	254.6
Income taxes receivable	195.3	232.3

Total current assets	3,733.8	3,976.2
Property	19,602.1	19,692.3
Less accumulated depreciation and amortization	(9,165.8)	(9,049.2)

Property, net	10,436.3	10,643.1
Goodwill	2,385.7	2,390.2
Investment in unconsolidated affiliates	207.3	207.1
Other assets	274.3	268.1

Total assets	$17,037.4	$17,484.7

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 28, 2009	January 3, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$507.2	$758.4
Current obligations under capital leases	39.2	40.6
Accounts payable	1,965.9	2,448.5
Accrued salaries and wages	365.0	450.3
Deferred income taxes	110.5	107.2
Other accrued liabilities	580.3	694.2

Total current liabilities	3,568.1	4,499.2
Long-term debt:
Notes and debentures	4,675.5	4,184.2
Obligations under capital leases	506.5	516.6

Total long-term debt	5,182.0	4,700.8
Deferred income taxes	257.4	249.6
Pension and postretirement benefit obligations	590.7	597.2
Accrued claims and other liabilities	655.8	651.7

Total liabilities	10,254.0	10,698.5
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;
1,500 shares authorized; 591.2 and 590.7 shares issued	5.9	5.9
Additional paid-in capital	4,143.6	4,128.3
Treasury stock at cost: 165.3 and 161.8 shares	(4,841.3)	(4,776.8)
Accumulated other comprehensive loss	(291.3)	(228.7)
Retained earnings	7,766.5	7,657.5

Total stockholders’ equity	6,783.4	6,786.2

Total liabilities and stockholders’ equity	$17,037.4	$17,484.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 28, 2009	March 22, 2008
OPERATING ACTIVITIES:
Net income	$144.2	$193.4
Reconciliation to net cash flow used by operating activities:
Depreciation and amortization	264.4	251.9
Property impairment charges	11.1	12.9
Stock-based employee compensation	14.1	14.0
Excess tax benefit from exercise of stock options	—	(0.4)
LIFO expense	1.4	5.4
Equity in (earnings) loss of unconsolidated affiliates	(0.2)	2.8
Net pension expense	32.3	19.2
Contributions to pension plans	(12.2)	(14.4)
Loss (gain) on property retirements and lease exit costs, net	6.3	(0.5)
Increase in accrued claims and other liabilities	4.6	10.0
Amortization of deferred finance costs	1.2	1.2
Deferred income taxes	3.4	6.4
Other	(0.2)	(0.8)
Change in working capital items:
Receivables	24.0	13.6
Inventories at FIFO cost	(163.2)	68.4
Prepaid expenses and other current assets	(44.2)	(43.4)
Income taxes	30.6	76.9
Payables and accruals	(251.5)	(449.9)
Payables related to third-party gift cards, net of receivables	(217.1)	(207.9)

Net cash flow used by operating activities	(151.0)	(41.2)

INVESTING ACTIVITIES:
Cash paid for property additions	(243.5)	(373.1)
Proceeds from sale of property	1.1	13.0
Other	(10.4)	(10.6)

Net cash flow used by investing activities	(252.8)	(370.7)

FINANCING ACTIVITIES:
Additions to short-term borrowings, net	0.1	130.0
Payments on short-term borrowings	—	(85.0)
Additions to long-term borrowings	517.2	449.0
Payments on long-term borrowings	(286.7)	(47.0)
Purchase of treasury stock	(64.5)	(74.1)
Dividends paid	(35.6)	(30.4)
Net proceeds from exercise of stock options	0.6	7.3
Excess tax benefit from exercise of stock options	—	0.4
Income tax refund related to prior years’ debt financing	—	2.8
Other	(0.1)	(0.1)

Net cash flow provided by financing activities	131.0	352.9

Effect of changes in exchange rates on cash	2.4	(1.9)
Decrease in cash and equivalents	(270.4)	(60.9)
CASH AND EQUIVALENTS:
Beginning of period	382.8	277.8

End of period	$112.4	$216.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 28, 2009 and March 22, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 28, 2009 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded LIFO expense of $1.4 million during the first 12 weeks of 2009 and $5.4 million during the first 12 weeks of 2008.

Vendor Allowances

Vendor allowances totaled $629.8 million for the first quarter of 2009 and $622.1 million for the first quarter of 2008. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Comprehensive Income

For the first quarter of 2009, total comprehensive income was $81.5 million, which primarily consists of net income of $144.2 million and transfer of pension amortization of $12.8 million from accumulated other comprehensive income to pension expense, partly offset by foreign currency translation adjustments of approximately $72.9 million.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the first quarter of 2008, total comprehensive income was $172.1 million, which primarily consists of net income of $193.4 million and transfer of pension amortization of $7.1 million from accumulated other comprehensive income to pension expense, partly offset by foreign currency translation adjustments of approximately $27.3 million.

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. In February 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009. See Note K for additional information.

NOTE B–NEW ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. Safeway is currently assessing the impact of FSP 132(R)-1 on its financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. Safeway is currently assessing the impact of FSP 107-1 and APB 28-1 on its financial statements.

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $14.1 million and $14.0 million in the first quarter of 2009 and 2008, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s first-quarter grants, by year, are as follows:

	2009	2008
Expected life (in years)	6.5	4.5
Expected stock volatility	40.2%	32.6%
Risk-free interest rate	2.35%	2.83%
Expected dividend yield during the expected term	1.3%	0.8%

In 2009, the Company issued options with a longer term than had been used for prior years’ grants. Because not enough time has passed to provide the Company with sufficient data on the exercise behavior of employees who were granted these 2009 options, the expected life of the 2009 options was determined using the “simplified method” stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). The Company calculated the expected life of 2008

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

options based upon its historical data. Expected stock volatility was determined based upon a combination of historical volatility for the 6.5-year-period and 4.5-year-period for 2009 and 2008, respectively, preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

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

The following table provides a reconciliation of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 28, 2009		March 22, 2008
	Diluted	Basic	Diluted	Basic
Net income	$144.2	$144.2	$193.4	$193.4

Weighted average common shares outstanding	428.0	428.0	439.4	439.4

Common share equivalents	1.2		3.5

Weighted average shares outstanding	429.2		442.9

Earnings per share	$0.34	$0.34	$0.44	$0.44

Anti-dilutive shares totaling 32.7 million and 18.1 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 28, 2009 and March 22, 2008, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2009 by geographic area is as follows (in millions):

	2009
	U.S.	Canada		Total
Balance–beginning of period	$2,307.9	$82.3		$2,390.2
Adjustments	0.1	(4.6	)(1)	(4.5)

Balance–end of period	$2,308.0	$77.7		$2,385.7

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following at March 28, 2009 and January 3, 2009 (in millions):

	March 28, 2009	January 3, 2009
Commercial paper	$845.1	$362.1
Bank credit agreement, unsecured	7.9	—
Other bank borrowings, unsecured	3.0	3.2
Mortgage notes payable, secured	16.7	17.0
Floating Rate Notes paid March 2009, unsecured (interest at 1.82% as of January 3, 2009)	—	250.0
7.50% Senior Notes due September 2009, unsecured	500.0	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	7.7	7.7
Unamortized deferred gain on swap termination	2.3	2.6

	5,182.7	4,942.6
Less current maturities	(507.2)	(758.4)

Long-term portion	$4,675.5	$4,184.2

NOTE G–TAXES ON INCOME

Income tax expense was reduced by $16.1 million in the first quarter of 2009 for previously unrecognized tax benefits and related interest income. The recognition of these items is primarily due to the settlement of a federal income tax dispute with the Internal Revenue Service (“IRS”) and the completion of the IRS examination of the Company’s tax returns for 2004 and 2005 during the first quarter of 2009.

On April 29, 2009, the Company was notified by the IRS that it approved a settlement of another disputed income tax matter. The result will be a reduction in income tax expense by an estimated $50 million during the second quarter of 2009.

After considering this subsequent event, the remaining unrecognized tax benefits are approximately $65 million of which $34 million may affect the effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H–PENSION PLAN

The following table provides the components of net pension expense for retirement plans for the first 12 weeks of 2009 and 2008 (in millions):

	12 Weeks Ended
	March 28, 2009	March 22, 2008
Estimated return on assets	$(25.1)	$(39.4)
Service cost	10.6	23.3
Interest cost	26.8	28.9
Amortization of prior service cost	4.5	5.0
Amortization of unrecognized losses	15.5	1.4

Net pension expense	$32.3	$19.2

The Company made approximately $13.1 million of contributions to its defined benefit pension plan trusts, including $0.9 million for the Retirement Restoration Plan, in the first quarter of 2009. For the remainder of 2009, Safeway currently anticipates contributing an additional $24.2 million to these trusts.

NOTE I–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 66 of the Form 10-K included in the 2008 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2008 Annual Report on Form 10-K provides information on guarantees required under FIN No. 45.

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock during the first quarter of fiscal 2009 and 2008.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2009
Quarter 1	03/05/09	03/26/09	$0.0828	$35.3
2008
Quarter 1	03/06/08	03/27/08	$0.0690	$30.2

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock during the first quarter of fiscal 2009 and 2008.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2009
Quarter 1	01/14/09	12/24/08	$0.0828	$35.6
2008
Quarter 1	01/17/08	12/27/07	$0.0690	$30.4

NOTE K–FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009.

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

As of March 28, 2009, Safeway held various short-term investments with a fair value of $33.0 million measured at Level 1 in the fair value hierarchy.

The Company maintains a rabbi trust to fund a deferred compensation plan. Investments in the trust are included in other long-term assets at fair value and categorized as Level 2 in the hierarchy. As of March 28, 2009, the fair value of these investments was approximately $17.0 million.

Long-lived assets and store lease exit costs were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets and store lease exit costs are determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain long-lived assets with a carrying value of $18.2 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $11.1 million. This impairment charge was included in operating and administrative expense.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for store lease exits costs with a carrying value of $95.0 million was written down to its fair value of approximately $100.0 million, resulting in a charge of $5.0 million. This charge was included in operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have affected Safeway’s sales growth. Additionally, in this uncertain economy, it is difficult to forecast whether we are entering a period of inflation or deflation. In 2008, Safeway experienced overall inflation. Early indications suggest that there is deflation in certain product categories in 2009, leading to lower inflation compared to 2008. Food deflation has reduced sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

However, in a slowing economy, some customers may trade down from dining out in restaurants to shopping more at grocery stores such as Safeway and from purchasing national brand products to purchasing less expensive Safeway private label brands.

Net income was $144.2 million ($0.34 per diluted share) for the first quarter of 2009 compared to net income of $193.4 million ($0.44 per diluted share) in the first quarter of 2008.

SALES Same-store sales for the first quarters of 2009 and 2008 were as follows:

	12 Weeks Ended
	March 28, 2009				March 22, 2008
	Comparable- Store Sales (Decreases)		Identical- Store Sales (Decreases)*		Comparable- Store Sales Increases	Identical- Store Sales Increases*
As reported	(4.2%	)	(4.3%	)	4.7%	4.5%
Excluding fuel sales	(0.7%	)	(0.7%	)**	3.1%	2.9%

*	Excludes replacement stores.
**	Estimated to be positive 0.2% after excluding the weeks affected by the shift in Easter holiday sales.

Total sales declined 7.6% to $9.2 billion in the first quarter of 2009 compared to $10.0 billion in the first quarter of 2008. This decline was the result of a $332.1 million decrease in fuel sales (which was due primarily to lower fuel prices), an unfavorable change in the Canadian exchange rate of $301.5 million (in U.S. Dollars), a shift in holiday sales and deflation in produce and dairy. After excluding the weeks affected by the shift in Easter holiday sales, customer counts increased and average transaction size decreased during the quarter.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 28, 2009		March 22, 2008
Non-perishables (1)	$4,331.4	46.9	$4,504.4	45.0
Perishables (2)	3,524.8	38.2	3,759.4	37.6
Fuel	504.5	5.4	836.6	8.4
Pharmacy	875.7	9.5	898.5	9.0

Total sales and other revenue	$9,236.4	100.0%	$9,998.9	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Gross profit declined seven basis points to 28.72% of sales in the first quarter of 2009 compared to 28.79% of sales in the first quarter of 2008. The decline in fuel sales improved gross margin 79 basis points. The offsetting 86 basis-point decline was primarily the result of investments in everyday prices, as well as an elevated level of promotional spending. Investments in everyday prices will continue, while promotional spending is expected to return to normal levels.

Vendor allowances totaled $629.8 million for the first quarter of 2009 and $622.1 million for the first quarter of 2008. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined approximately $100 million to $2.4 billion in the first quarter of 2009 from $2.5 billion in the first quarter of 2008. However, due to lower sales in 2009, operating and administrative expense increased 90 basis points to 25.67% of sales in the first quarter of 2009 from 24.77% of sales in the first quarter of 2008. Lower fuel sales in the first quarter of 2009 increased operating and administrative expense by 74 basis points. The remaining 16 basis-point increase was primarily the result of decreased sales leverage (partially due to the shift in holiday sales), increased occupancy costs as a percentage of sales and increased pension expense, partly offset by reduced labor costs.

INTEREST EXPENSE Interest expense declined to $78.2 million in the first quarter of 2009 from $84.5 million in the first quarter of 2008 due to a combination of lower average borrowings and lower interest rates.

INCOME TAX EXPENSE Income tax expense was $60.3 million, or 29.5% of pre-tax income, in the first quarter of 2009. Income tax expense in the first quarter of 2008 was $123.6 million, or 39.0% of pre-tax income. The decline in the tax rate was due primarily to benefits of $16.1 million from the favorable resolution of tax matters.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2008 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, stock-based employee compensation, goodwill and income tax contingencies.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. Safeway is currently assessing the impact of FSP 132(R)-1 on its financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, this FSP amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ending after June 15, 2009. Safeway is currently assessing the impact of FSP 107-1 and APB 28-1 on its financial statements.

Liquidity and Financial Resources

Net cash flow used by operating activities was $151.0 million in the first quarter of 2009 compared to $41.2 million in the first quarter of 2008. This was primarily due to an increase in cash used by working capital which was the result of a shift in holiday shopping.

Net cash flow used by investing activities declined to $252.8 million in the first quarter of 2009 from $370.7 million in the first quarter of 2008 because of reduced capital expenditures.

Net cash flow provided by financing activities was $131.0 million in the first quarter of 2009 compared to $352.9 million in the first quarter of 2008. Borrowings were less in the first quarter of 2009 compared to the first quarter of 2008 due to reduced capital expenditures.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and its Credit Agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. There are approximately 30 banks in the syndicate with individual commitments to lend ranging from approximately $20 million to approximately $115 million. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 28, 2009, the Company was in compliance with these covenant requirements. As of March 28, 2009, there were borrowings of $7.9 million, and letters of credit totaled $34.1 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,558.0 million as of March 28, 2009.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of March 28, 2009, $1.5 billion of securities were available for issuance under the board’s authorization.

INCOME TAXES On April 29, 2009, the Company was notified by the Internal Revenue Service that it approved a settlement of a disputed income tax matter. The result will be a reduction in income tax expense by an estimated $50 million during the second quarter of 2009.

Additionally, the resolution of the other income tax matters reported in the first quarter combined with this second quarter event will result in tax refunds of approximately $160 million that the Company expects to collect in the second quarter of 2009.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $35.6 million and $30.4 million for the first quarters of 2009 and 2008, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the first quarter of 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $5.0 billion approved by the Board of Directors in May 2008. During the first quarter of 2009, Safeway repurchased 3.5 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $64.5 million. The average price per share, excluding commissions, was $18.40. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

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

Capital Expenditure Program

Safeway invested $243.5 million in capital expenditures in the first quarter of 2009. The Company opened one new Lifestyle store, completed 10 Lifestyle remodels and closed three stores. Safeway has reduced planned capital expenditures in 2009 from $1.2 billion to approximately $1.0 billion and now plans to open approximately 10 new Lifestyle stores and complete approximately 100 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; unrecognized tax benefits; income tax expense; income tax refunds; sufficiency of liquidity for the foreseeable future; price investments; promotional spending; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2008 Annual Report on Form 10-K.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 28, 2009 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 66 of the Form 10-K included in the 2008 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2009.

Fiscal period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 4, 2009 – January 31, 2009	—	—	—	$1,161.5
February 1, 2009 – February 28, 2009	—	—	—	1,161.5
March 1, 2009 – March 28, 2009	3,500,000	$18.40	3,500,000	1,097.1
TOTAL	3,500,000	$18.40	3,500,000	$1,097.1

(1)	Average price per share excludes commissions.
(2)	In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006 and then to $5.0 billion in May 2008. From the initiation of the repurchase program in 1999 through the end of the first quarter of 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $3.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. The timing and volume of future repurchases, if any, will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).1*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	May 1, 2009	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date:	May 1, 2009	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED MARCH 28, 2009

Exhibit 10(iii).1*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

*	Management contract, or compensatory plan or arrangement.