Form 10-Q/A
period 2009-03-28
SAFEWAY INC
filed 2009-05-06
CIK 86144

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

As of April 28, 2009, there were issued and outstanding 425.9 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Safeway’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2009 is to furnish Exhibit 101 to the Form 10-Q which was filed with the Securities and Exchange Commission on May 1, 2009. Exhibit 101 to this report provides the following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited, and these are not the official publicly filed financial statements of Safeway Inc. Investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).1*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (previously filed as Exhibit 10(iii).1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.2 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 32	Section 1350 Certifications (previously filed as Exhibit 32 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 101**	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, filed on May 1, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Management contract, or compensatory plan or arrangement.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: May 6, 2009	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED OR FURNISHED WITH FORM 10-Q/A FOR THE PERIOD

ENDED MARCH 28, 2009

Exhibit 10(iii).1*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (previously filed as Exhibit 10(iii).1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.2 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 32	Section 1350 Certifications (previously filed as Exhibit 32 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 101**	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, filed on May 1, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Management contract, or compensatory plan or arrangement.

**	Furnished herewith.

5