Form 10-Q
period 2009-09-12
SAFEWAY INC
filed 2009-10-19
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2009

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

As of October 14, 2009, there were issued and outstanding 406.4 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 12, 2009	September 6, 2008	September 12, 2009	September 6, 2008
Sales and other revenue	$9,458.3	$10,169.3	$28,156.8	$30,288.1
Cost of goods sold	(6,784.2)	(7,373.7)	(20,098.3)	(21,749.0)

Gross profit	2,674.1	2,795.6	8,058.5	8,539.1

Operating and administrative expense	(2,396.0)	(2,409.3)	(7,141.3)	(7,299.3)

Operating profit	278.1	386.3	917.2	1,239.8

Interest expense	(78.3)	(80.0)	(233.7)	(246.2)

Other income, net	1.5	5.7	6.0	7.3

Income before income taxes	201.3	312.0	689.5	1,000.9

Income tax expense	(72.5)	(112.3)	(177.9)	(373.5)

Net income	$128.8	$199.7	$511.6	$627.4

Earnings per share:
Basic	$0.31	$0.46	$1.22	$1.44

Diluted	$0.31	$0.46	$1.21	$1.43

Weighted average shares outstanding:
Basic	411.3	432.3	420.1	436.2

Diluted	411.9	435.0	421.2	439.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 12, 2009	January 3, 2009
ASSETS

Current assets:
Cash and equivalents	$380.3	$382.8
Receivables	404.8	515.1
Merchandise inventories	2,601.0	2,591.4
Prepaid expenses and other current assets	252.9	254.6
Income taxes receivable	95.1	232.3

Total current assets	3,734.1	3,976.2

Property	20,104.9	19,692.3
Less accumulated depreciation and amortization	(9,719.1)	(9,049.2)

Property, net	10,385.8	10,643.1

Goodwill	2,397.3	2,390.2
Investment in unconsolidated affiliates	213.0	207.1
Other assets	294.3	268.1

Total assets	$17,024.5	$17,484.7

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	September 12, 2009	January 3, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$1,006.6	$758.4
Current obligations under capital leases	36.1	40.6
Accounts payable	1,965.3	2,448.5
Accrued salaries and wages	400.2	450.3
Deferred income taxes	114.7	107.2
Other accrued liabilities	663.4	694.2

Total current liabilities	4,186.3	4,499.2

Long-term debt:
Notes and debentures	3,829.5	4,184.2
Obligations under capital leases	495.9	516.6

Total long-term debt	4,325.4	4,700.8
Deferred income taxes	273.7	249.6
Pension and postretirement benefit obligations	619.2	597.2
Accrued claims and other liabilities	660.5	651.7

Total liabilities	10,065.1	10,698.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 591.3 and 590.7 shares issued	5.9	5.9
Additional paid-in capital	4,174.2	4,128.3
Treasury stock at cost: 184.9 and 161.8 shares	(5,218.7)	(4,776.8)
Accumulated other comprehensive loss	(53.6)	(228.7)
Retained earnings	8,051.6	7,657.5

Total stockholders’ equity	6,959.4	6,786.2

Total liabilities and stockholders’ equity	$17,024.5	$17,484.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	September 12, 2009	September 6, 2008
OPERATING ACTIVITIES:
Net income	$511.6	$627.4
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	803.1	770.8
Property impairment charges	45.2	31.5
Stock-based employee compensation	38.5	42.4
Excess tax benefit from exercise of stock options	—	(1.4)
LIFO expense	—	23.2
Equity in (earnings) loss of unconsolidated affiliates	(5.9)	1.3
Net pension expense	93.7	58.2
Contributions to pension plans	(22.9)	(25.5)
Loss on property retirements and lease exit costs, net	18.8	1.6
Increase in accrued claims and other liabilities	11.6	16.1
Amortization of deferred finance costs	3.3	3.5
Deferred income taxes	10.2	6.4
Other	19.2	3.2
Changes in working capital items:
Receivables	47.6	3.0
Inventories at FIFO cost	27.1	58.3
Prepaid expenses and other current assets	3.3	(0.6)
Income taxes	92.2	84.7
Payables and accruals	(204.3)	(224.7)
Payables related to third-party gift cards, net of receivables	(205.0)	(194.6)

Net cash flow provided by operating activities	1,287.3	1,284.8

INVESTING ACTIVITIES:
Cash paid for property additions	(602.8)	(1,007.3)
Proceeds from sale of property	7.1	62.6
Other	(31.8)	(35.4)

Net cash flow used by investing activities	(627.5)	(980.1)

FINANCING ACTIVITIES:
Payments on short-term borrowings	(0.9)	(10.0)
Additions to long-term borrowings	1,033.6	692.3
Payments on long-term borrowings	(1,168.1)	(466.8)
Purchase of treasury stock	(441.8)	(359.5)
Dividends paid	(112.5)	(96.6)
Net proceeds from exercise of stock options	3.3	27.4
Excess tax benefit from exercise of stock options	—	1.4
Income tax refund related to prior years’ debt financing	16.8	2.8
Other	(7.8)	(0.4)

Net cash flow used by financing activities	(677.4)	(209.4)

Effect of changes in exchange rates on cash	15.1	(14.9)

(Decrease) increase in cash and equivalents	(2.5)	80.4

CASH AND EQUIVALENTS:
Beginning of period	382.8	277.8

End of period	$380.3	$358.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 12, 2009 and September 6, 2008 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2008 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 12, 2009 are not necessarily indicative of the results expected for the full year.

The Company has evaluated subsequent events through October 19, 2009, the filing date of this Form 10-Q. See Note K for subsequent event relating to income taxes.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation or deflation. The LIFO method of inventory valuation can only be determined annually, when inflation or deflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation or deflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded no LIFO expense for the first 36 weeks of 2009 and LIFO expense of $23.2 million for the first 36 weeks of 2008.

Vendor Allowances

Vendor allowances totaled $588.8 million for the third quarter of 2009 and $566.4 million for the third quarter of 2008. Vendor allowances totaled $1.8 billion for the first 36 weeks of 2009 and 2008. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 weeks ending		36 weeks ending
	Sept. 12, 2009	Sept. 6, 2008	Sept. 12, 2009	Sept. 6, 2008
Net income	$128.8	$199.7	$511.6	$627.4
Foreign currency translation adjustments, net of tax	93.5	(54.4)	138.4	(91.7)
Recognition of pension actuarial loss, net of tax	12.1	4.5	37.8	13.6
Other, net of tax	0.7	(0.3)	(1.1)	(1.6)

Total comprehensive income	$235.1	$149.5	$686.7	$547.7

Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as amended, defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. The Company adopted SFAS No. 157 for financial assets and financial liabilities beginning in fiscal 2008 and for nonfinancial assets and liabilities beginning in fiscal 2009. See Note J for additional information.

Fair Value of Financial Instruments

Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the balance sheet. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of September 12, 2009. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated as of September 12, 2009, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable and short-term debt. The carrying amount of these items approximates fair value.

Debt. Market values quoted in public markets are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted in public markets, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. At September 12, 2009, the estimated fair value of debt was $5.2 billion compared to a carrying value of $4.8 billion.

NOTE B–NEW ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

assets. These disclosures are required for fiscal years ending after December 15, 2009. FSP 132(R)-1 does not change the measurement or recognition of pension plans or other post-retirement benefit plans. Safeway is currently assessing the impact of FSP 132(R)-1 on its financial statement disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on Safeway’s financial condition or results of operations. Beginning after the third quarter of 2009, the Company’s financial statements will refer to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. This statement will become effective for Safeway on January 3, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements. However, the Company does not expect that SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities under FIN No. 46(R). This statement will become effective for Safeway on January 3, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements. However, the Company does not expect that SFAS No. 167 will have a material impact on its consolidated financial statements.

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $12.7 million and $14.7 million in the third quarter of 2009 and 2008, respectively, and $38.5 million and $42.4 million for the first 36 weeks of 2009 and 2008, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the third quarter, by year, are as follows:

	2009	2008
Expected life (in years)	6.5	4.5
Expected stock volatility	33.64% - 40.20%	32.00% - 35.76%
Risk-free interest rate	2.35% - 3.20%	2.83% - 3.19%
Expected dividend yield during the expected term	1.3% - 1.8%	0.8% - 1.1%

In 2009, the Company issued options with a longer term than had been used for prior years’ grants. Because not enough time has passed to provide the Company with sufficient data on the exercise behavior of employees who were granted these 2009 options, the expected life of the 2009 options was determined using the “simplified method” that utilizes the following formula: ((vesting term + original contract term)/2). The Company calculated the expected life of 2008 options based upon its historical data. Expected stock volatility was determined based upon a combination of historical volatility for the 6.5-year-period and 4.5-year-period for 2009 and 2008, respectively, preceding the measurement date and estimates of implied volatility based on open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the options. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

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

The following tables provide reconciliations of net earnings and shares used in calculating earnings per basic common share to those used in calculating earnings per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 12, 2009		September 6, 2008
	Diluted	Basic	Diluted	Basic
Net income	$128.8	$128.8	$199.7	$199.7

Weighted average common shares outstanding	411.3	411.3	432.3	432.3

Common share equivalents	0.6		2.7

Weighted average shares outstanding	411.9		435.0

Earnings per share	$0.31	$0.31	$0.46	$0.46

Anti-dilutive shares totaling 39.6 million and 21.9 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 12, 2009 and September 6, 2008, respectively.

	36 Weeks Ended
	September 12, 2009		September 6, 2008
	Diluted	Basic	Diluted	Basic
Net income	$511.6	$511.6	$627.4	$627.4

Weighted average common shares outstanding	420.1	420.1	436.2	436.2

Common share equivalents	1.1		3.2

Weighted average shares outstanding	421.2		439.4

Earnings per share	$1.21	$1.22	$1.43	$1.44

Anti-dilutive shares totaling 35.4 million and 20.8 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 12, 2009 and September 6, 2008, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2009 by geographic area is as follows (in millions):

	2009
	U.S.	Canada		Total
Balance–beginning of period	$2,307.9	$82.3		$2,390.2
Adjustments	(0.6)	7.7	(1)	7.1

Balance–end of period	$2,307.3	$90.0		$2,397.3

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following at September 12, 2009 and January 3, 2009 (in millions):

	September 12, 2009	January 3, 2009
Commercial paper	$—	$362.1
Bank credit agreement, unsecured	—	—
Other bank borrowings, unsecured	2.5	3.2
Mortgage notes payable, secured	15.6	17.0
Floating Rate Notes paid March 2009, unsecured (interest at 1.82% as of January 3, 2009)	—	250.0
7.50% Senior Notes due September 2009, unsecured	500.0	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	16.5	7.7
Unamortized deferred gain on swap termination	1.5	2.6

	4,836.1	4,942.6
Less current maturities	(1,006.6)	(758.4)

Long-term portion	$3,829.5	$4,184.2

NOTE G–EMPLOYEE BENEFIT PLANS

The following table provides the components of net pension expense for retirement plans (in millions):

	12 Weeks Ended Sept. 12, 2009	12 Weeks Ended Sept. 6, 2008	36 Weeks Ended Sept. 12, 2009	36 Weeks Ended Sept. 6, 2008
Estimated return on assets	$(26.2)	$(39.3)	$(76.6)	$(118.2)
Service cost	9.0	23.4	30.9	70.4
Interest cost	26.3	28.8	80.1	86.6
Amortization of prior service cost	4.2	5.0	13.3	15.2
Amortization of unrecognized losses	14.9	1.4	46.0	4.2

Net pension expense	$28.2	$19.3	$93.7	$58.2

Safeway made approximately $25.4 million of contributions to its defined benefit pension plan trusts, including $2.5 million for the Retirement Restoration Plan, in the first 36 weeks of 2009. For the remainder of 2009, Safeway currently anticipates contributing an additional $10.7 million to these trusts.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H–CONTINGENCIES

Legal Matters

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 66 of the Form 10-K included in the 2008 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. Through October 19, 2009, the filing date of this Form 10-Q, there have been no subsequent material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Jerry Brown v. Safeway Inc. dba Vons, et al., the argument on the appeal before the Ninth Circuit Court of Appeals was held on October 8, 2009.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2008 Annual Report on Form 10-K, provides information on guarantees required under FIN No. 45.

NOTE I–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock through the third quarters of fiscal 2009 and 2008.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2009
Quarter 3	08/25/09	09/24/09	$0.1000	$40.6	$117.5
Quarter 2	04/29/09	06/25/09	0.1000	41.6	76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3

2008
Quarter 3	08/26/08	09/25/08	$0.0828	$35.5	$101.7
Quarter 2	05/13/08	06/26/08	0.0828	36.0	66.2
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the third quarters of fiscal 2009 and 2008.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2009
Quarter 3	07/16/09	06/25/09	$0.1000	$41.6	$112.5
Quarter 2	04/16/09	03/26/09	0.0828	35.3	70.9
Quarter 1	01/14/09	12/24/08	0.0828	35.6	35.6

2008
Quarter 3	07/17/08	06/26/08	$0.0828	$36.0	$96.6
Quarter 2	04/17/08	03/27/08	0.0690	30.2	60.6
Quarter 1	01/17/08	12/27/07	0.0690	30.4	30.4

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J–FAIR VALUE MEASUREMENTS

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

As of September 12, 2009, Safeway held various short-term investments with a fair value of $52.6 million; $47.5 million was measured at Level 1 in the fair value hierarchy, and $5.1 million was measured at Level 2 in the fair value hierarchy.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets with a carrying value of $22.2 million were written down to their fair value of $2.3 million, resulting in an impairment charge of $19.9 million for the third quarter of 2009. For the first 36 weeks of 2009, long-lived assets with a carrying value of $59.4 million were written down to their fair value of $14.2 million, resulting in an impairment charge of $45.2 million. Impairment charges are included in operating and administrative expense.

NOTE K–SUBSEQUENT EVENTS

The Company accelerated certain tax deductions for its 2008 income tax returns. As a result, in the fourth quarter of 2009, the Company received approximately $223 million of tax refunds, of which $107 million were received in cash and $116 million were applied to estimated fourth quarter income tax payments.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have affected Safeway’s sales. In 2009, the Company has experienced deflation in certain product categories and expects this may continue in the fourth quarter of 2009. With continued deflation and investments in lower prices, the Company anticipates negative identical-store sales, excluding fuel, for the remainder of 2009.

Net income was $128.8 million ($0.31 per diluted share) for the third quarter of 2009 compared to net income of $199.7 million ($0.46 per diluted share) for the third quarter of 2008.

SALES AND OTHER REVENUE Same-store sales (decreases) increases for the third quarters of 2009 and 2008 were as follows:

	12 Weeks Ended
	September 12, 2009		September 6, 2008
	Comparable-Store Sales Decreases	Identical-Store Sales Decreases*	Comparable-Store Sales Increases	Identical-Store Sales Increases*
As reported	(6.3)%	(6.4)%	2.9%	2.8%
Excluding fuel sales	(3.0)%	(3.0)%	0.6%	0.5%

*	Excludes replacement stores.

Total sales declined 7.0% to $9.5 billion in the third quarter of 2009 compared to $10.2 billion in the third quarter of 2008. This decline was the result of a $365.5 million decrease in fuel sales (which was due primarily to lower fuel prices), a 3.0% decline in identical-store sales for the quarter, excluding fuel (driven largely by deflation in certain product categories), and an unfavorable change in the Canadian exchange rate of $96.6 million. The number of transactions increased, and average transaction size decreased during the quarter.

At the end of the third quarter of 2009, Safeway had 1,345 Lifestyle stores compared to 1,151 at the end of the third quarter of 2008.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	September 12, 2009		September 6, 2008
Non-perishables (1)	$4,347.6	46%	$4,449.3	44%
Perishables (2)	3,525.9	37%	3,784.4	37%
Fuel	712.4	8%	1,077.9	11%
Pharmacy	872.4	9%	857.7	8%

Total sales and other revenue	$9,458.3	100%	$10,169.3	100%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit increased 78 basis points to 28.27% of sales in the third quarter of 2009 compared to 27.49% of sales in the third quarter of 2008. The impact from fuel sales increased gross profit 84 basis points. The offsetting six basis-point decline was largely the result of investments in everyday price and increased advertising, partly offset by lower LIFO expense and lower energy expense.

Vendor allowances totaled $588.8 million for the third quarter of 2009 and $566.4 million for the third quarter of 2008. Vendor allowances totaled $1.8 billion for the first 36 weeks of 2009 and 2008. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined $13.3 million to $2,396.0 million in the third quarter of 2009 from $2,409.3 million in the third quarter of 2008. However, due to lower sales, operating and administrative expense margin increased 164 basis points to 25.33% of sales in the third quarter of 2009 from 23.69% of sales in the third quarter of 2008. Lower fuel sales in the third quarter of 2009 increased operating and administrative expense margin by 75 basis points. The remaining 89 basis-point increase was primarily the result of decreased sales leverage, increased charges from property impairments and retirements and increased pension expense.

INTEREST EXPENSE Interest expense declined to $78.3 million in the third quarter of 2009 from $80.0 million in the third quarter of 2008 due to lower average borrowings, partly offset by higher average interest rates.

INCOME TAXES Income tax expense was 36.0% of pre-tax income in both the third quarters of 2009 and 2008.

36-WEEKS ENDED SEPTEMBER 12, 2009 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 6, 2008

Net income for the first 36 weeks of 2009 was $511.6 million ($1.21 per diluted share) compared to $627.4 million ($1.43 per diluted share) in the first 36 weeks of 2008.

The gross profit margin was 28.62% in the first 36 weeks of 2009 compared to 28.19% for the first 36 weeks of 2008. Operating and administrative expense margin was 25.36% in the first 36 weeks of 2009 compared to 24.10% in the first 36 weeks of 2008.

Income tax expense was 25.8% of pre-tax income for the first 36 weeks of 2009 compared to 37.3% of pre-tax income in the first 36 weeks of 2008. The decline in the tax rate was due primarily to a benefit of $73.9 million from the favorable resolution of tax matters.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same-store sales (decreases) increases through the third quarters of 2009 and 2008 were as follows:

	36 Weeks Ended
	September 12, 2009		September 6, 2008
	Comparable-Store Sales Decreases	Identical-Store Sales Decreases*	Comparable-Store Sales Increases	Identical-Store Sales Increases*
As reported	(5.3)%	(5.4)%	2.8%	2.7%
Excluding fuel sales	(1.7)%	(1.7)%	1.2%	1.0%

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	36 Weeks Ended
	September 12, 2009		September 6, 2008
Non-perishables (1)	$13,038.6	46%	$13,385.0	44%
Perishables (2)	10,656.1	38%	11,324.5	37%
Fuel	1,837.6	7%	2,940.0	10%
Pharmacy	2,624.5	9%	2,638.6	9%

Total sales and other revenue	$28,156.8	100%	$30,288.1	100%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

New Accounting Standards

In December 2008, the FASB issued FSP 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. FSP 132(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on changes in plan assets when using significant unobservable inputs and significant concentrations of risk in the plan assets. These disclosures are required for fiscal years ending after December 15, 2009. FSP 132(R)-1 does not change the measurement or recognition of pension plans or other post-retirement benefit plans. Safeway is currently assessing the impact of FSP 132(R)-1 on its financial statement disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on Safeway’s financial condition or results of operations. Beginning after the third quarter of 2009, the Company’s financial statements will refer to the Codification.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. This statement will become effective for Safeway on January 3, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements. However, the Company does not expect that SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities under FIN No. 46(R). This statement will become effective for Safeway on January 3, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements. However, the Company does not expect that SFAS No. 167 will have a material impact on its consolidated financial statements.

Liquidity and Financial Resources

Net cash flow provided by operating activities was $1,287.3 million in the first 36 weeks of 2009. This was essentially flat compared to $1,284.8 million of net cash flow provided by operating activities in the first 36 weeks of 2008.

Net cash flow used by investing activities declined to $627.5 million in the first 36 weeks of 2009 from $980.1 million in the first 36 weeks of 2008 because of reduced capital expenditures, partly offset by lower proceeds from the sale of property.

Net cash flow used by financing activities increased to $677.4 million in the first 36 weeks of 2009 compared to $209.4 million in the first 36 weeks of 2008 due primarily to a net reduction in borrowings and increased stock repurchases.

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and its Credit Agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and Credit Agreement (described below).

INCOME TAXES The Company accelerated certain tax deductions for its 2008 income tax returns. As a result, in the fourth quarter of 2009, the Company received approximately $223 million of tax refunds, of which $107 million were received in cash and $116 million were applied to estimated fourth quarter income tax payments.

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. There are approximately 25 banks in the syndicate with individual commitments to lend ranging from approximately $20 million to approximately $170 million. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 12, 2009, the Company was in compliance with these covenant requirements. As of September 12, 2009, there were no borrowings and $47.2 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,552.8 million as of September 12, 2009.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of September 12, 2009, $1.0 billion of securities were available for issuance under the board’s authorization.

Pursuant to the Shelf, Safeway issued $500.0 million of 5.0% Notes (the “Notes”) on July 31, 2009. The Notes mature on August 15, 2019. The Company will pay interest on the Notes on February 15 and August 15 of each year commencing on February 15, 2010. The Notes can be redeemed, in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed discounted to the date of redemption on a semiannual basis at the then current United States Treasury Rate, plus 30 basis points. The Notes refinanced $500 million of 7.5% Notes that came due on September 15, 2009.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $41.6 million and $36.0 million for the third quarters of 2009 and 2008, respectively. Year-to-date dividends paid on common stock totaled $112.5 million and $96.6 million through the third quarters of 2009 and 2008, respectively. Note I to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the third quarter of fiscal 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.3 billion, leaving an authorized amount for repurchases of approximately $0.7 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $5.0 billion approved by the Board of Directors in May 2008. During the third quarter of 2009, Safeway repurchased approximately 10.2 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $191.6 million. The average price per share, excluding commissions, was $18.84. The timing and volume of future repurchases will depend on several factors, including market conditions.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditure Program

Safeway invested $157.2 million in capital expenditures in the third quarter of 2009. The Company opened five new Lifestyle stores, completed 16 Lifestyle remodels and closed 10 stores. During the first 36 weeks of 2009, Safeway invested $602.8 million in capital expenditures, opened seven new Lifestyle stores, completed 62 Lifestyle remodels and closed 16 stores. For the year, the Company expects to spend approximately $1.0 billion in capital expenditures, open about 10 new Lifestyle stores and complete approximately 85 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; sufficiency of liquidity for the foreseeable future; capital expenditures; new accounting standards; deflation in certain product categories; identical-store sales; price investments; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•

General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and /or losses in our markets;

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended September 12, 2009 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Note K to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 66 of the Form 10-K included in the 2008 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. Through October 19, 2009, the filing date of this Form 10-Q, there have been no subsequent material developments to these matters, except as described below.

With respect to the case entitled State of California, ex rel. Jerry Brown v. Safeway Inc. dba Vons, et al., the argument on the appeal before the Ninth Circuit Court of Appeals was held on October 8, 2009.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2009.

Fiscal period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 21, 2009 – July 18, 2009	—	$—	—	$911.3
July 19, 2009 – August 15, 2009	10,154,993	18.84	10,154,993	719.7
August 16, 2009 – September 12, 2009	—	—	—	719.7

Total	10,154,993	$18.84	10,154,993	$719.7

[1]	Average price per share excludes commissions.
[2]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006 and then to $5.0 billion in May 2008. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.3 billion, leaving an authorized amount for repurchases of approximately $0.7 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 4(i).12	Form of Officers’ Certificate establishing the terms of the registrant’s 5.000% Notes due 2019, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 7, 2009).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 12, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: October 19, 2009	/s/ STEVEN A. BURD
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 19, 2009	/s/ ROBERT L. EDWARDS
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 12, 2009

Exhibit 4(i).12	Form of Officers’ Certificate establishing the terms of the registrant’s 5.000% Notes due 2019, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 7, 2009).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 12, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

**	Furnished herewith.