Form 10-K
period 2010-01-02
SAFEWAY INC
filed 2010-03-02
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes X  No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No X.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 2009 was approximately $8.6 billion.

As of February 25, 2010, there were outstanding 388.8 million shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part

Portions of the definitive proxy statement for

use in connection with the Annual Meeting of

Stockholders (to be held May 19, 2010) to be

filed within 120 days after the end of the fiscal

year ended January 2, 2010

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

This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: changes in retail square footage and store count; changes to the total closed store reserve; uses of cash; sufficiency of liquidity; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and payments under benefit plans; the rate of return on pension assets; total unrecognized tax benefits; amount of indebtedness; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;
•	Loss of a key member of senior management;
•	Data security or other information technology issues that may arise;

SAFEWAY INC. AND SUBSIDIARIES

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;
•	Adverse weather conditions and effects from natural disasters;
•	Performance of new business ventures or other opportunities that we pursue, including Blackhawk; and
•	The capital investment in and financial results from our Lifestyle stores.

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

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,725 stores at year-end 2009. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.

Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 156 food and general merchandise stores in Western Mexico.

Blackhawk, a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom, France, Mexico and Australia.

Stores    Safeway's average store size is approximately 46,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway's “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambience significantly enhances the shopping experience.

Safeway’s stores provide a full array of grocery items tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral and pharmacy. In addition, many stores offer Starbucks coffee shops and adjacent fuel centers.

Safeway continues to operate a number of smaller stores that also offer an extensive selection of food and general merchandise and that generally include one or more specialty departments. These stores remain an important part of the Company's store network in smaller communities and certain other locations where larger stores may not be feasible because of space limitations and/or community needs or restrictions.

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes Safeway's stores by size at year-end 2009:

Square footage	Number of stores	Percent of total
Less than 30,000	231	13%
30,000 to 50,000	716	42
More than 50,000	778	45
Total stores	1,725	100%

Store Ownership    At year-end 2009, Safeway owned 41% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

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

Safeway has continued to develop its premium line of Consumer Brand products. Hundreds of items have been developed since 1993 under the “Safeway SELECT” banner. The award-winning Safeway SELECT line offers premium quality products that the Company believes are unique to the category and deliver a distinctive twist to foods through special ingredients, recipes, and world-inspired cuisines. The Safeway SELECT line of products includes: artisan baked goods, sparkling ciders and lemonades, salsas, whole bean coffees, frozen pizzas and entrees, fresh and dry pastas and sauces, and an extensive array of ice creams, hors d'oeuvres, and desserts.

The Lucerne brand has been producing quality dairy products for over 100 years. It offers over 400 items.

In 2005, Safeway introduced the line of O ORGANICS food and beverage products. Everything in the O ORGANICS line, which includes more than 300 items, comes from certified organic growers or processors and is USDA-certified organic. The O ORGANICS line includes, among other products: milk, chicken, salads, juices and entrees.

Safeway launched Eating Right, a line of great-tasting, better-for-you products, in 2007. Eating Right products span more than 20 categories, including frozen entrees, soups, produce and salad dressings. In 2008, one of the key initiatives for Eating Right was the launch of Eating Right Kids. The Eating Right Kids line includes, among other products: bread, vegetable and fruit snacks, kids fruit juices and vitamin water, cereal and lunch boxes.

In May 2008, “mom to mom”, a baby care brand, was launched. The brand offers 86 items to care for a baby’s needs including diapers, wipes, infant formula and toiletries.

Bright Green, a home care brand, launched in October 2008. With over 20 items across a variety of home care categories such as laundry, lighting, home cleaning and paper goods, Bright Green enables consumers to practice a greener lifestyle without sacrificing quality.

In January 2009, waterfront BISTRO, restaurant quality seafood, was launched. The brand features a line of prepared seafood entrees.

SAFEWAY INC. AND SUBSIDIARIES

Priority Total Pet Care, a line of pet foods and pet care products, was introduced in 2006.

The Company also offers Value Red, a line of value-priced paper goods.

Manufacturing and Wholesale    The principal function of manufacturing operations is to purchase, manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, 17% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway's Canadian subsidiary has a wholesale operation that distributes both national brands and private-label products to independent grocery stores and institutional customers.

Safeway operated the following manufacturing and processing facilities at year-end 2009:

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

Capital Expenditure Program    A key component of the Company's long-term growth strategy is its capital expenditure program. The Company's capital expenditure program funds, among other things, new stores, remodels, manufacturing plants, distribution facilities and information technology. Safeway’s management has maintained a rigorous program to select and approve new capital investments.

SAFEWAY INC. AND SUBSIDIARIES

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2009	2008	2007	2006	2005
Total stores at beginning of year	1,739	1,743	1,761	1,775	1,802

Stores opened:
New	3	8	13	7	11
Replacement	5	12	7	10	10
	8	20	20	17	21

Stores closed (1)	22	24	38	31	48
Total stores at year end	1,725	1,739	1,743	1,761	1,775

Remodels completed (2)
Lifestyle remodels	82	232	253	276	293
Other remodels	10	21	15	8	22
	92	253	268	284	315

Number of fuel stations at year end	388	382	361	340	314
Total retail square footage at year end (in millions)	80.1	80.4	80.3	80.8	81.0

Cash paid for property additions	$851.6	$1,595.7	$1,768.7	$1,674.2	$1,383.5
Cash paid for property additions as a percentage of sales and other revenue	2.1%	3.6%	4.2%	4.2%	3.6%

(1)	Included 14 Dominick’s store closures in 2007 and 26 Randall’s store closures in 2005. Such store closures were part of a program to improve profitability in those divisions. We do not plan to significantly change total retail square footage or store count in the foreseeable future.

(2)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.

In 2010, the Company expects to spend $0.9 billion to $1.0 billion in cash for capital expenditures and to open approximately 20 new Lifestyle stores and to remodel approximately 80 stores to Lifestyle stores. At year-end 2009, 79% of Safeway’s store base were Lifestyle stores. Safeway expects to convert most of the remaining stores to Lifestyle stores over the next few years.

Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product    Note N to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.

Trade Names and Trademarks    Safeway has invested significantly in the development and protection of "Safeway" both as a trade name and a trademark and considers it to be an important asset. Safeway also owns approximately 400 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS, Lucerne, Primo Taglio, Eating Right, Eating Right Kids, mom to mom, waterfront BISTRO, Bright Green, Value Red, Signature Café and Priority, and other trademarks such as Pak‘N Save Foods, Vons, Pavilions, Dominick’s, Randalls, Tom Thumb, Genuardi's and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway also has invested significantly in "Safeway" both as a trade name and a trademark and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada more than 200 trademarks, most of which replicate trademarks owned in the United

SAFEWAY INC. AND SUBSIDIARIES

States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks, "Macdonalds Consolidated" and "Family Foods" in connection with wholesale distribution of merchandise to independent grocers. In Canada, each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

Working Capital    At year-end 2009, working capital consisted of $3.8 billion in current assets and $4.2 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.

Competition    Food retailing is intensely competitive. The principal competitive factors that affect the Company's business are location, quality, price, service, selection and condition of assets.

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

Compliance with Environmental Laws    The Company's compliance with the federal, state, local and foreign laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise related to the protection of the environment, has not had and is not expected to have a material adverse effect upon the Company’s financial position or results of operations.

Employees    At year-end 2009, Safeway had more than 186,000 full- and part-time employees. Approximately 80% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of nine different international unions. There are approximately 430 such agreements, typically having three- to five-year terms. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2009, contracts covering approximately 19,000 employees were ratified. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 17,000 employees, primarily in stores in the Company’s Phoenix division, as well as stores in Manitoba, Canada, were ratified.

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

SAFEWAY INC. AND SUBSIDIARIES

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

Our ability to attract customers is dependent, in large part, upon a combination of location, quality, price, service, selection and condition of assets. In each of these areas, traditional and non-traditional competitors compete with us and may successfully attract our customers to their stores by aggressively matching or exceeding what we offer. In recent years, many of our competitors have increased their presence in our markets. Our responses to competitive pressure, such as additional promotions and increased advertising, could adversely affect our profitability. We cannot guarantee that our actions will succeed in gaining or maintaining market share. Additionally, we cannot predict how our customers will react to the entrance of certain non-traditional competitors into the grocery retailing business.

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

We are a party to approximately 430 collective bargaining agreements, of which 103 are scheduled to expire in 2010. These expiring agreements cover approximately 21% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

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

Opening and Remodeling Stores    Our inability to open and remodel stores as planned could have a material adverse effect on our results. In 2010, we plan to open approximately 20 new Lifestyle stores and to remodel approximately 80 stores into Lifestyle stores. If, as a result of labor relations issues, supply issues or environmental and real estate delays, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

Future Growth of Blackhawk    Blackhawk’s business, financial condition, results of operations and prospects are subject to certain risks and uncertainties. Consequently, actual results could differ materially from Blackhawk’s targeted

SAFEWAY INC. AND SUBSIDIARIES

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

Current Economic Conditions    The United States and, to a lesser extent, Canadian economies and financial markets have declined and experienced volatility due to uncertainties related to unemployment rates, energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market and falling consumer confidence. As a result, consumers are more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which has affected Safeway’s sales growth. If these conditions continue or worsen, it could further impact Safeway’s sales growth. In 2009, Safeway experienced overall deflation. In this uncertain economy, it is difficult to forecast with certainty whether 2010 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. We are unable to predict when the economies of the United States and Canada will improve. If these economies do not improve, Safeway’s business, results of operations and financial condition could be adversely affected.

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

Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of January 2, 2010, we had approximately $4.9 billion in total consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures,

SAFEWAY INC. AND SUBSIDIARIES

acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense as well as cash contributions to fund the plans. Historically, Safeway’s retirement plans have been well funded, and cash contributions to the plans have been relatively small. For example, cash contributions were $16.7 million and $33.8 million in 2009 and 2008, respectively, and were limited primarily to our Canadian retirement plans.

The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. As a result, at the end of fiscal 2008, projected benefit obligations exceeded the fair value of plan assets for all of the Company’s pension plans. In 2009, the financial markets improved. As a result, pension expense in 2010 is expected to decline compared to 2009. Despite the improvement in the financial markets at the end of 2009, the projected benefit obligation continued to exceed the fair value of the plan assets. The Company currently expects to contribute approximately $7.8 million to its defined benefit pension plan trusts in 2010, primarily in Canada. If financial markets do not continue to improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results.

In addition, we participate in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Under the Pension Protection Act of 2006 (“PPA”), additional contributions may be required in the form of a surcharge that is equal to 5% of the contributions due in the first year and 10% each year thereafter until the applicable bargaining agreement expires. If surcharges are required, many of our bargaining agreements provide for an offset against contribution amounts otherwise required under those agreements.

Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $278.1 million, $286.9 million and $270.1 million to these plans in 2009, 2008 and 2007, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, contributions to these plans may increase. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multi-employer pension legislation passed in 2006 and 2008 will continue to impact the funds in which we participate, which may have an impact on future pension contributions.

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

SAFEWAY INC. AND SUBSIDIARIES

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

Impairment of Goodwill and Long-Lived Assets    On our balance sheet, we have $426.6 million of goodwill subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on goodwill and/or long-lived assets. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. We have incurred significant impairment charges to earnings in the past, including fiscal 2009, for goodwill and long-lived assets.

Information Technology Risks    The Company has large, complex information technology systems that are important to business operations. The Company could encounter difficulties developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or losses due to disruption in business operations.

As a merchant who accepts debit and credit cards for payment, Safeway is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regards to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data.

Despite the Company’s considerable efforts and technology to secure our computer network and payment cardholder data, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages.

Changes in Accounting Guidance    Financial statements are prepared in accordance with accounting principles generally accepted in the United States. They are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret accounting standards. For many aspects of our business, such as workers’ compensation, store closures, employee benefit plans, goodwill and income tax contingencies, these standards and their interpretations require management’s most difficult, subjective or complex judgments. Additionally, the SEC is evaluating the use of International Financial Reporting Standards for the preparation of financial statements by U.S. registrants. A change from current accounting guidance could have a significant effect on the Company’s results of operations.

Energy and Fuel    Safeway’s operations are dependent upon the availability of a significant amount of energy and fuel to manufacture, store and transport products. Energy and fuel costs have experienced volatility over time. To reduce the

SAFEWAY INC. AND SUBSIDIARIES

impact of volatile energy costs, the Company has entered into contracts to purchase electricity and natural gas at fixed prices to satisfy a portion of its energy needs. This is discussed further in Part II, Item 7A of this report under the caption “Commodity Price Risk.”

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

Information about legal proceedings appears under the caption “Legal Matters” in Note M to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of February 25, 2010 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company held at February 25, 2010		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	60	1992	1993

Diane M. Dietz (1) Executive Vice President and Chief Marketing Officer	43	2008	2008

Robert L. Edwards Executive Vice President and Chief Financial Officer	54	2004	2004

Bruce L. Everette Executive Vice President Retail Operations	58	1991	2001

Larree M. Renda Executive Vice President Chief Strategist and Administrative Officer	51	1991	1999

David F. Bond Senior Vice President Finance and Control	56	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	57	1994	1994

Robert A. Gordon Senior Vice President Secretary and General Counsel Chief Governance Officer	58	1999	2000

Russell M. Jackson (2) Senior Vice President Human Resources	52	2007	2007

Melissa C. Plaisance Senior Vice President Finance and Investor Relations	50	2004	2004

Kenneth M. Shachmut Senior Vice President Strategic Initiatives, Health Initiatives and Reengineering	61	1994	1999

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company held at February 25, 2010		Year first elected
	Age	Officer	Present office
David R. Stern Senior Vice President Planning and Business Development	55	1994	2002

Jerry Tidwell Senior Vice President Supply Operations	58	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	57	1991	1991

(1)	Diane M. Dietz was appointed as Executive Vice President and Chief Marketing Officer in July 2008. Prior to joining the Company, Ms. Dietz was an Executive Vice President with Procter and Gamble. Prior to her appointment as Executive Vice President in 2007, she served Procter and Gamble in various positions since 1989.

(2)	Russell M. Jackson was appointed as Senior Vice President, Human Resources, of the Company in March 2007. Prior to joining Safeway, he was employed with PG&E Corporation for 27 years, where he most recently served as Senior Vice President, Human Resources.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, $0.01 par value, is listed on the New York Stock Exchange. Information on dividends declared per common share is set forth in Part II, Item 7 of this report. The following table presents quarterly high and low sales prices for the Company’s common stock.

Fiscal Year 2009:	Low	High
Quarter 4 (16 weeks)	$19.15	$23.63
Quarter 3 (12 weeks)	17.87	21.15
Quarter 2 (12 weeks)	18.98	21.73
Quarter 1 (12 weeks)	17.19	24.25

Fiscal Year 2008:
Quarter 4 (17 weeks)	$17.19	$27.94
Quarter 3 (12 weeks)	24.92	31.15
Quarter 2 (12 weeks)	25.75	32.69
Quarter 1 (12 weeks)	27.79	35.10

There were 14,649 stockholders of record as of February 25, 2010; however, approximately 99% of the Company's outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $24.73 at the close of business on February 25, 2010.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased		Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (4)
September 13, 2009 – October 10, 2009	–		–	–	$719.7

October 11, 2009 – November 7, 2009	10,410,000	(1)	$22.63	10,400,000	484.0

November 8, 2009 – December 5, 2009	9,001,941	(2)	23.02	9,000,000	276.6

December 6, 2009 – January 2, 2010	–		–	–	1,276.6
Total	19,411,941		$22.81	19,400,000	$1,276.6

(1)	Includes 10,000 shares of restricted stock that were repurchased at par in conjunction with an employee’s termination during the period.

(2)	Includes 1,941 shares withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

(3)	Average price per share excludes commissions. Average price per share excluding the restricted shares referred to in footnote 1 and the withheld restricted shares referred to in footnote 2 above was $22.82.

(4)	In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006, to $5.0 billion in 2008 and then to $6.0 billion in December 2009. From the initiation of the repurchase program in 1999 through the end of fiscal 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.7 billion, leaving an authorized amount for repurchases of approximately $1.3 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2004 fiscal year to the end of its 2009 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future performance.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006	52 Weeks 2005
Results of Operations

Sales and other revenue	$40,850.7	$44,104.0	$42,286.0	$40,185.0	$38,416.0
Gross profit	11,693.5	12,514.8	12,152.9	11,581.0	11,112.9
Operating and administrative expense	(10,348.0)	(10,662.1)	(10,380.8)	(9,981.2)	(9,898.2)
Goodwill impairment charge	(1,974.2)	–	–	–	–
Operating (loss) profit	(628.7)	1,852.7	1,772.1	1,599.8	1,214.7
Interest expense	(331.7)	(358.7)	(388.9)	(396.1)	(402.6)
Other income, net	7.1	10.6	20.4	36.3	36.9
(Loss) income before income taxes	(953.3)	1,504.6	1,403.6	1,240.0	849.0
Income taxes	(144.2)	(539.3)	(515.2)	(369.4)	(287.9)
Net (loss) income	$(1,097.5)	$965.3	$888.4	$870.6	$561.1

Basic (loss) earnings per share	$(2.66)	$2.23	$2.02	$1.96	$1.25

Diluted (loss) earnings per share	$(2.66)	$2.21	$1.99	$1.94	$1.25

Weighted average shares outstanding (in millions):
Basic	412.9	433.8	440.3	444.9	447.9
Diluted	412.9	436.3	445.7	447.8	449.8

Cash dividends declared per common share (1)	$0.3828	$0.3174	$0.2645	$0.2225	$0.15

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006	52 Weeks 2005
Financial Statistics
Comparable-store sales (decreases) increases (2)	(4.9)%	1.5%	4.4%	4.4%	5.9%
Identical-store sales (decreases) increases (2)	(5.0)%	1.4%	4.1%	4.1%	5.8%
Identical-store sales increases (decreases) without fuel (2)	(2.5)%	0.8%	3.4%	3.3%	4.3%
Gross profit margin	28.62%	28.38%	28.74%	28.82%	28.93%
Operating & administrative expense as a percentage of sales (3)	25.33%	24.17%	24.55%	24.84%	25.77%
Operating (loss) profit as a percentage of sales (4)	(1.5)%	4.2%	4.2%	4.0%	3.2%

Cash paid for property additions	$851.6	$1,595.7	$1,768.7	$1,674.2	$1,383.5
Depreciation expense	$1,171.2	$1,141.1	$1,071.2	$991.4	$932.7
Total assets (4)	$14,963.6	$17,484.7	$17,651.0	$16,273.8	$15,756.9
Total debt	$4,901.7	$5,499.8	$5,655.1	$5,868.1	$6,358.6
Total stockholders’ equity (4)	$4,946.4	$6,786.2	$6,701.8	$5,666.9	$4,919.7

Other Statistics
Stores opened during the year	8	20	20	17	21
Stores closed during the year (5)	22	24	38	31	48
Total stores at year end	1,725	1,739	1,743	1,761	1,775

Remodels completed (6)
Lifestyle remodels	82	232	253	276	293
Other remodels	10	21	15	8	22
Total remodels completed	92	253	268	284	315

Total retail square footage at year end (in millions)	80.1	80.4	80.3	80.8	81.0

(1)	No common stock dividends were declared prior to the second quarter of 2005.

(2)	Defined as stores operating the same period in both the current year and the previous year. 2008 is based on the same 53-week period in both years. Comparable stores include replacement stores while identical stores do not. 2005 sales increase includes an estimated 130-basis-point improvement in comparable-store sales and an estimated 140-basis-point improvement in identical-store sales due to the impact of the Southern California strike which ended in the first quarter of 2004.

(3)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(4)	2009 includes a pretax goodwill impairment charge of $1,974.2 million.

(5)	Included 14 Dominick’s store closures in 2007 and 26 Randall’s store closures in 2005. Such store closures were part of a program to improve profitability in those divisions. We do not plan to significantly change total retail square footage or store count in the foreseeable future.

(6)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The last three fiscal years consist of the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”), the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”) and the 52-week period ended December 29, 2007 (“fiscal 2007” or “2007”).

Results of Operations

Economic Outlook    The current economic environment has made consumers more cautious. In 2009, this led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have reduced Safeway’s sales. Additionally, in 2009, the Company experienced deflation in certain product categories. These difficult economic conditions may continue in 2010.

Safeway reported a net loss of $1,097.5 million ($2.66 per diluted share) in 2009, net income of $965.3 million ($2.21 per diluted share) in 2008, and net income of $888.4 million ($1.99 per diluted share) in 2007. Fiscal 2009 included a non-cash goodwill impairment charge of $1,974.2 million ($1,818.2 million, net of tax). The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions.

Sales    Same-store sales (decreases) increases for the past three fiscal years were as follows:

	Fiscal 2009		Fiscal 2008 *		Fiscal 2007
	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **
Including fuel	(4.9)%	(5.0)%	1.5%	1.4%	4.4%	4.1%
Excluding fuel	(2.5)%	(2.5)%	0.9%	0.8%	3.6%	3.4%

*	Based on the same 53-week period in both years.

**	Excludes replacement stores.

Sales decreased 7.4% to $40.9 billion in 2009 from $44.1 billion in 2008. Fuel sales declined $1,197 million. The additional week in 2008 accounted for $777 million of the decline. Additionally, the change in the Canadian dollar exchange rate resulted in a $407 million decrease in sales. Identical-store sales, excluding fuel, declined as a result of economic conditions, investments in price and deflation. Customer counts increased slightly, and average transaction size decreased during fiscal 2009.

Sales increased 4.3% to $44.1 billion in 2008 from $42.3 billion in 2007 primarily because of the additional week in 2008 contributing $777 million in sales, an increase in fuel sales of $397 million, an increase in identical-store sales and Lifestyle store execution. At the end of 2008, Safeway had 1,276 Lifestyle stores compared to 1,024 at the end of 2007. Customer counts decreased, and average transaction size increased during fiscal 2008.

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

Gross profit margin was 28.62% of sales in 2009, 28.38% of sales in 2008 and 28.74% in 2007.

The gross profit margin increased 24 basis points to 28.62% of sales in 2009 from 28.38% of sales in 2008. The impact from fuel sales increased gross profit margin 59 basis points. The offsetting 35 basis-point decline was largely the result of

SAFEWAY INC. AND SUBSIDIARIES

investments in everyday prices and higher advertising expense, partly offset by lower LIFO expense, higher gift card revenue and higher energy costs. LIFO income was $35.2 million in 2009 compared to expense of $34.9 million in 2008.

The gross profit margin declined 36 basis points to 28.38% of sales in 2008 from 28.74% of sales in 2007. Excluding fuel, gross profit declined 25 basis points primarily because of investments in price and higher LIFO expense, partly offset by lower advertising expense and improved inventory shrink. LIFO expense was $34.9 million in 2008 compared to $13.9 million in 2007.

The decline in advertising expense in 2008 was primarily the result of a more efficient mix of advertising media. Improved inventory shrink is the result of long-term efforts.

Operating and Administrative Expense    Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities.

Operating and administrative expense was 25.33% of sales in 2009 compared to 24.17% of sales in 2008 and 24.55% in 2007.

Operating and administrative expense margin increased 116 basis points to 25.33% of sales in 2009 from 24.17% of sales in 2008. Lower fuel sales in 2009 increased operating and administrative expense margin 56 basis points. The remaining 60 basis points was primarily the result of decreased sales leverage, increased charges from property impairments and retirements and increased pension expense, partly offset by lower workers’ compensation expense and energy costs.

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

(Loss) Gains on Property Retirements    Operating and administrative expense included a net loss on property retirements of $12.7 million in 2009, a gain of $19.0 million in 2008 and a gain of $42.3 million in 2007. In 2007, the Company sold a Bellevue, Washington distribution center at a gain of $46.6 million and a warehouse in Chicago, Illinois at a gain of $11.2 million. These gains were partly offset by net losses on other property retirements.

Interest Expense    Interest expense was $331.7 million in 2009, compared to $358.7 million in 2008 and $388.9 million in 2007. Interest expense decreased in 2009 and 2008 primarily due to a combination of lower average borrowings and a lower average interest rate.

Other Income    Other income consists of interest income and equity in earnings (losses) from Safeway’s unconsolidated affiliate. Interest income was $2.3 million in 2009, $12.5 million in 2008 and $11.8 million in 2007. Equity in earnings (losses) of unconsolidated affiliate was income of $8.5 million in 2009, a loss of $2.5 million in 2008 and income of $8.7 million in 2007.

Income Taxes    In 2009, Safeway had income tax expense of $144.2 million despite having a pre-tax loss of $953.3 million. The 2009 tax expense reflects the tax effect of the goodwill impairment charge which is largely nondeductible for income tax purposes and, therefore, increases the Company’s effective income tax rate. The impact of the goodwill impairment charge on the tax expense was partly offset by a benefit of $74.9 million from the favorable resolution of various tax matters. The effective tax rates for 2008 and 2007 were 35.8% and 36.7%, respectively.

SAFEWAY INC. AND SUBSIDIARIES

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

Any actuarial projection of self-insured losses is subject to a high degree of variability. For example, self-insurance expense was $128.8 million in fiscal 2009, $161.6 million in fiscal 2008 and $117.1 million in 2007. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.

The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, we are able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 2.75% in 2009, 1.75% in 2008 and 3.5% in 2007. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $4.3 million.

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

Employee Benefit Plans    The Company recognizes in its statement of financial position an asset for its employee benefit plan’s overfunded status or a liability for underfunded status. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. Additional disclosures are provided in Note K to the consolidated financial statements, set forth in Part II, Item 8 of this report.

The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in

SAFEWAY INC. AND SUBSIDIARIES

Note K to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with GAAP, the amount by which actual results differ from the actuarial assumptions is accumulated and amortized over future periods and, therefore, affects recognized expense and the recorded obligation in such future periods. While Safeway believes its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other postretirement obligations and its future expense.

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2009 pension expense was 6.3%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2009, the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended January 2, 2010, the average rate of return was approximately 3% for U.S. and 5% for Canadian pension assets. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.

The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2009	2008
Equity	65%	68.9%	60.8%
Fixed income	35	30.3	38.0
Cash and other	–	0.8	1.2
Total	100%	100.0%	100.0%

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

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	_	$11.0/(11.0)	_	$2.4/(2.5)
Discount rate	+/-1.0 pt	$203.8/(254.3)	$22.0/(27.3)	$47.8/(55.0)	$4.0/(4.3)

Cash contributions, primarily in Canada, to the Company’s pension plans are expected to total approximately $7.8 million in 2010 and totaled $16.7 million in 2009, $33.8 million in 2008 and $33.0 million in 2007.

SAFEWAY INC. AND SUBSIDIARIES

Goodwill    Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.

We test goodwill for impairment annually (on the first day of the fourth quarter), or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each of our reporting units to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. Each reporting unit constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Our operating segments are our retail divisions. Our reporting units are generally consistent with our operating segments.

As a result of the Company’s annual impairment test, Safeway recorded a non-cash impairment charge in the amount of $1,974.2 million (pre-tax) to reduce the carrying value of goodwill. The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions. Based upon the results of our 2008 and 2007 analyses, no impairment of goodwill was indicated in 2008 or 2007.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on an average of the guideline company method and the discounted cash flow method. These methods are based on historical and forecasted amounts specific to each reporting unit and consider, sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

Actual results may be substantially different than the results forecasted in our estimate of a reporting unit’s fair value, resulting in additional goodwill impairment in the future. Additionally, the aggregate fair value of all the reporting units is reconciled to Safeway’s total market capitalization. Therefore, a significant and sustained decline in our stock price could also result in additional impairment charges. However, the majority of the remaining $426.6 million of goodwill is at reporting units that have estimated fair value that is at least 50% greater than book value. Reporting units, whose fair value is less than 50% of book value, have total goodwill of $21 million.

Income Tax Contingencies    The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. Note J to the consolidated financial statements set forth in Part II, Item 8 of this report provides additional information on income taxes.

SAFEWAY INC. AND SUBSIDIARIES

Liquidity and Financial Resources

Net cash flow from operating activities was $2,549.7 million in 2009, $2,250.9 million in 2008 and $2,190.5 million in 2007. Certain tax items increased cash flow from operating activities in 2009 by approximately $396 million.

Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. Blackhawk’s net payables related to third-party gift cards increased to $170.4 million in 2009 from $23.9 million in 2008 primarily as a result of the growth of the business and the change in the timing of holiday sales compared to fiscal year end.

Historically, cash contributions to the Company’s retirement plans have been relatively small. For example, cash contributions were $16.7 million and $33.8 million in 2009 and 2008, respectively, and were limited primarily to our Canadian retirement plans. The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. As a result, at the end of fiscal 2008 and fiscal 2009, pension benefit obligations exceeded the fair value of plans assets for all of the Company’s pension plans. The Company currently expects to contribute approximately $7.8 million to its defined benefit pension plan trusts in 2010, primarily in Canada. If return on plan assets is less than expected or if discount rates decline, plan contributions could increase significantly in 2011 and beyond.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $889.0 million in 2009, $1,546.0 million in 2008 and $1,686.4 million in 2007. Net cash flow used by investing activities declined in 2009 and 2008 because of reduced capital expenditures, partly offset by lower proceeds from the sale of property.

Cash paid for property additions declined to $0.9 billion in 2009 from $1.6 billion in 2008 and $1.8 billion in 2007. The decline in capital expenditures was made possible by fewer competitive store openings, the near-completion of Safeway’s Lifestyle rollout, and the condition of Safeway’s assets. In 2009, the Company opened eight new Lifestyle stores and completed 82 Lifestyle store remodels. The Company also completed ten other remodels. During 2008, Safeway invested $1.6 billion in capital expenditures. In 2008, the Company opened 20 new Lifestyle stores and completed 232 Lifestyle store remodels. The Company also completed 21 other remodels. During 2007, Safeway invested $1.8 billion in capital expenditures. In 2007, the Company opened 20 new Lifestyle stores, completed 253 Lifestyle remodels. In 2010, the Company expects to spend $0.9 billion to $1.0 billion in cash capital expenditures and to open approximately 20 new Lifestyle stores and to remodel approximately 80 stores into Lifestyle stores. Safeway expects to convert most of the remaining stores to Lifestyle stores over the next few years.

Net cash flow used by financing activities was $1,600.3 million in 2009, $594.3 million in 2008 and $454.0 million in 2007. In 2009, Safeway paid down $599.5 million of debt, repurchased $884.9 million of common stock and paid $153.1 million of dividends. In 2008, the Company paid down $130.0 million of debt, repurchased $359.5 million of common stock and paid $132.1 million of dividends. In 2007, Safeway paid down $261.3 million of debt, repurchased $226.1 million of common stock and paid $111.5 million of dividends.

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

SAFEWAY INC. AND SUBSIDIARIES

Free cash flow    Free cash flow is calculated as net cash flow from operating activities, as adjusted to exclude payables related to third-party gift cards, net of receivables, less net cash flow used by investing activities. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow.

	Fiscal Year
(in millions)	2009	2008	2007
Net cash flow from operating activities	$2,549.7	$2,250.9	$2,190.5
Increase in payables related to third-party gift cards, net of receivables	(170.4)	(23.9)	(84.1)
Net cash flow from operating activities, as adjusted	2,379.3	2,227.0	2,106.4
Net cash flow used by investing activities	(889.0)	(1,546.0)	(1,686.4)
Free cash flow	$1,490.3	$681.0	$420.0

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt and fund share repurchases that management believes will enhance stockholder value.

This non-GAAP financial measure should not be considered as an alternative to net cash flow from operating activities or other increases and decreases in cash as shown on our Consolidated Statements of Cash Flows as a measure of liquidity. Non-GAAP financial measures have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP. Other companies in the Company’s industry may calculate free cash flow differently , limiting its usefulness as a comparative measure. Because of these limitations, free cash flow should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Income taxes    During 2009, the Company received tax refunds of $413 million as follows: (1) the Company accelerated certain tax deductions for its 2008 income tax returns resulting in approximately $224 million of tax refunds; and (2) the resolution of certain other income tax matters resulted in tax refunds of approximately $189 million. These tax refunds increased cash flow from operating activities by $396 million and reduced cash flow used by financing activities by $17 million.

Bank Credit Agreement    Information about the Company’s bank credit agreement appears in Note D to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

The computation of Adjusted EBITDA, as defined by the credit agreement, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on Safeway’s ability to borrow under the credit agreement. Adjusted EBITDA should not be considered as an alternative to net income or cash flow from operating activities (which are determined in accordance with GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA (dollars in millions).

52 weeks 2009
Adjusted EBITDA:
Net loss	$(1,097.5)
Add (subtract):
Income taxes	144.2
Interest expense	331.7
Depreciation expense	1,171.2
Goodwill impairment charge	1,974.2
LIFO income	(35.2)
Stock option expense	57.4
Property impairment charges	73.7
Equity in earnings of unconsolidated affiliate	(8.5)
Dividend received from unconsolidated affiliate	5.8
Total Adjusted EBITDA	$2,617.0
Adjusted EBITDA as a multiple of interest expense	7.89x
Total debt at year-end 2009	$4,901.7
Less cash and equivalents in excess of $75.0 at January 2, 2010	(396.5)
Adjusted Debt	$4,505.2
Adjusted Debt to Adjusted EBITDA	1.72x

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf.

SAFEWAY INC. AND SUBSIDIARIES

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2009, 2008 and 2007.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2009
Quarter 4	12/10/09	12/24/09	$0.1000	$38.8	$156.3
Quarter 3	08/25/09	09/24/09	0.1000	40.6	117.5
Quarter 2	04/29/09	06/25/09	0.1000	41.6	76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3

2008
Quarter 4	12/11/08	12/24/08	$0.0828	$35.6	$137.3
Quarter 3	08/26/08	09/25/08	0.0828	35.5	101.7
Quarter 2	05/13/08	06/26/08	0.0828	36.0	66.2
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2

2007
Quarter 4	12/04/07	12/27/07	$0.0690	$30.4	$116.6
Quarter 3	08/28/07	09/27/07	0.0690	30.5	86.2
Quarter 2	05/16/07	06/29/07	0.0690	30.3	55.7
Quarter 1	03/08/07	03/30/07	0.0575	25.4	25.4

Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2009, 2008 and 2007.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2009
Quarter 4	10/15/09	09/24/09	$0.1000	$40.6	$153.1
Quarter 3	07/16/09	06/25/09	0.1000	41.6	112.5
Quarter 2	04/16/09	03/26/09	0.0828	35.3	70.9
Quarter 1	01/14/09	12/24/08	0.0828	35.6	35.6

2008
Quarter 4	10/16/08	09/25/08	$0.0828	$35.5	$132.1
Quarter 3	07/17/08	06/26/08	0.0828	36.0	96.6
Quarter 2	04/17/08	03/27/08	0.0690	30.2	60.6
Quarter 1	01/17/08	12/27/07	0.0690	30.4	30.4

2007
Quarter 4	10/18/07	09/27/07	$0.0690	$30.5	$111.5
Quarter 3	07/19/07	06/29/07	0.0690	30.3	81.0
Quarter 2	04/20/07	03/30/07	0.0575	25.4	50.7
Quarter 1	01/19/07	12/29/06	0.0575	25.3	25.3

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2009, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.7 billion, leaving an authorized amount for repurchases of approximately $1.3 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $6.0 billion approved by the Board of Directors in December 2009. During fiscal 2009, Safeway repurchased approximately 42.5 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $884.9 million. The average price per share, excluding commissions, was $20.80. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Credit Ratings    The senior long-term and short-term debt ratings and outlooks currently assigned to unsecured Safeway public debt securities by the rating agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Investors Services	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable

Safeway's ability to borrow under the credit agreement is not affected by Safeway's credit ratings. Also, the Company maintains no debt which requires accelerated repayment based on the lowering of credit ratings. Pricing under the credit agreement is generally determined by the better of Safeway’s interest coverage ratio or credit ratings. Negative changes in the Company’s credit ratings may have an adverse impact on financing costs and structure in future periods, such as the ability to participate in the commercial paper market and higher interest costs on future financings. Additionally, if Safeway does not maintain the financial covenants in its credit agreement, its ability to borrow under the credit agreement would be impaired. Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency. Each credit rating should be evaluated independently.

SAFEWAY INC. AND SUBSIDIARIES

Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2009 (in millions) (1):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (2)	$508.2	$502.8	$851.3	$1.4	$751.5	$1,773.9	$4,389.1
Estimated interest on long-term debt	261.4	220.1	203.7	157.2	141.6	1,079.2	2,063.2
Capital lease obligations (2),(3)	31.6	31.3	32.1	32.7	33.0	357.5	518.2
Interest on capital leases	50.5	47.1	43.9	40.5	37.6	211.4	431.0
Self-insurance liability	131.7	92.3	61.6	40.0	26.4	101.8	453.8
Interest on self-insurance liability	1.8	3.8	4.3	4.0	3.4	36.8	54.1
Operating leases (3)	467.9	432.2	400.0	363.4	331.6	2,226.5	4,221.6
Marketing development funds	21.8	12.2	13.1	15.7	11.3	18.8	92.9
Contracts for purchase of property, equipment and construction of buildings	160.5	–	–	–	–	–	160.5
Contracts for purchase of inventory	49.5	7.2	8.5	6.9	6.3	–	78.4
Fixed-price energy contracts (4)	108.3	35.4	35.4	0.5	0.5	5.6	185.7
Total	$1,793.2	$1,384.4	$1,653.9	$662.3	$1,343.2	$5,811.5	$12,648.5

(1)	Excludes funding of pension benefit obligations which were $16.7 million and postretirement benefit obligations which were $7.8 million in 2009. Also excludes contributions under various multi-employer pension plans, which totaled $278.1 million in 2009. Additionally, the amount of unrecognized tax benefits ($151.0 million at January 2, 2010) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(2)	Required principal payments only.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2009, these charges totaled approximately $214.0 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”

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

Letters of Credit    The Company had letters of credit of $54.3 million outstanding at year-end 2009. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

New Accounting Pronouncements Not Yet Adopted

See Part II, Item 8, Note A to this report for new accounting pronouncements which have not yet been adopted by the Company.

SAFEWAY INC. AND SUBSIDIARIES

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Safeway is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. The Company has, from time to time, selectively used derivative financial instruments to reduce these market risks. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Safeway’s market risk exposures related to interest rates, foreign currency and commodity prices are discussed below and have not materially changed from the prior fiscal year.

Interest Rate Risk    Safeway manages interest rate risk through the use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. See Note E to the consolidated financial statements set forth in Part II, Item 8 of this report.

The table below presents information on interest rate swaps at year-end 2009 (dollars in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Interest rate swaps
Fixed to variable (1)	–	–	$800.0	–	–	–	$800.0
Average pay rate	–	–	4.46%	–	–	–	4.46%
Average receive rate	–	–	5.80%	–	–	–	5.80%

(1)	The fair value of the interest rate swaps at year-end 2009 was a liability of $6.6 million.

Foreign Currency Exchange Risk    Safeway is exposed to foreign currency risk, primarily through its operations in Canada. Certain transactions and the Company’s net equity investment in Canada are exposed to economic losses in the event of adverse changes in the currency exchange rate. Currently, Safeway does not use derivative financial instruments to offset the risk of foreign currency.

Commodity Price Risk    Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2009.

Long-Term Debt    The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2009 (dollars in millions):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$508.2	$502.8	$851.3	$1.4	$751.5	$1,773.9	$4,389.1	$4,729.1
Weighted average interest rate	4.96%	6.51%	5.46%	7.34%	6.04%	6.38%	5.99%

(1)	Primarily fixed-rate debt.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

SAFEWAY INC. AND SUBSIDIARIES

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of January 2, 2010.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 2, 2010	March 2, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 2010. We also have audited the Company's internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 2, 2010

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007
Sales and other revenue	$40,850.7	$44,104.0	$42,286.0
Cost of goods sold	(29,157.2)	(31,589.2)	(30,133.1)
Gross profit	11,693.5	12,514.8	12,152.9
Operating and administrative expense	(10,348.0)	(10,662.1)	(10,380.8)
Goodwill impairment charge	(1,974.2)	–	–
Operating (loss) profit	(628.7)	1,852.7	1,772.1
Interest expense	(331.7)	(358.7)	(388.9)
Other income, net	7.1	10.6	20.4
(Loss) income before income taxes	(953.3)	1,504.6	1,403.6
Income taxes	(144.2)	(539.3)	(515.2)
Net (loss) income	$(1,097.5)	$965.3	$888.4

Basic (loss) earnings per share	$(2.66)	$2.23	$2.02
Diluted (loss) earnings per share	$(2.66)	$2.21	$1.99

Weighted average shares outstanding – basic	412.9	433.8	440.3
Weighted average shares outstanding – diluted	412.9	436.3	445.7

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2009	Year-end 2008
Assets
Current assets:
Cash and equivalents	$471.5	$382.8
Receivables	522.4	515.1
Merchandise inventories, net of LIFO reserve of $63.1 and $98.3	2,508.9	2,591.4
Prepaid expenses and other current assets	322.5	486.9
Total current assets	3,825.3	3,976.2
Property:
Land	1,717.7	1,588.6
Buildings	5,900.7	5,728.1
Leasehold improvements	3,916.7	3,835.2
Fixtures and equipment	8,063.0	7,828.9
Property under capital leases	649.9	711.5
	20,248.0	19,692.3
Less accumulated depreciation and amortization	(9,965.3)	(9,049.2)
Total property, net	10,282.7	10,643.1

Goodwill	426.6	2,390.2
Investments in unconsolidated affiliates	169.9	207.1
Other assets	259.1	268.1
Total assets	$14,963.6	$17,484.7

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2009	Year-end 2008
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$509.2	$758.4
Current obligations under capital leases	31.6	40.6
Accounts payable	2,458.9	2,448.5
Accrued salaries and wages	426.8	450.3
Deferred income taxes	103.1	107.2
Other accrued liabilities	708.2	694.2
Total current liabilities	4,237.8	4,499.2

Long-term debt:
Notes and debentures	3,874.3	4,184.2
Obligations under capital leases	486.6	516.6
Total long-term debt	4,360.9	4,700.8

Deferred income taxes	150.5	249.6
Pension and postretirement benefit obligations	635.4	597.2
Accrued claims and other liabilities	632.6	651.7
Total liabilities	10,017.2	10,698.5

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 592.6 and 590.7 shares outstanding	5.9	5.9
Additional paid-in capital	4,212.4	4,128.3
Treasury stock at cost: 204.3 and 161.8 shares	(5,661.8)	(4,776.8)
Accumulated other comprehensive loss	(13.8)	(228.7)
Retained earnings	6,403.7	7,657.5
Total stockholders’ equity	4,946.4	6,786.2
Total liabilities and stockholders’ equity	$14,963.6	$17,484.7

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007
Operating Activities:
Net (loss) income	$(1,097.5)	$965.3	$888.4
Reconciliation to net cash flow from operating activities:
Goodwill impairment charge	1,974.2	–	–
Depreciation expense	1,171.2	1,141.1	1,071.2
Property impairment charges	73.7	40.3	27.1
Stock option expense	57.4	62.3	48.4
Excess tax benefit from exercise of stock options	(0.1)	(1.5)	(38.3)
LIFO (income) expense	(35.2)	34.9	13.9
Equity in (earnings) losses of unconsolidated affiliate	(8.5)	2.5	(8.7)
Net pension expense	130.2	84.6	72.1
Contributions to pension plans	(16.7)	(33.8)	(33.0)
Loss (gain) on property retirements and lease exit costs, net	12.7	(19.0)	(42.3)
(Decrease) increase in accrued claims and other liabilities	(32.1)	24.4	(5.8)
Deferred income taxes	(142.1)	171.7	130.8
Amortization of deferred finance costs	4.8	5.1	5.3
Other	31.0	(1.5)	15.8
Changes in working capital items:
Receivables	26.0	11.7	(3.0)
Inventories at FIFO cost	173.5	95.2	(102.1)
Prepaid expenses and other current assets	(30.4)	13.7	(22.7)
Income taxes	188.6	(96.8)	(8.7)
Payables and accruals	(101.4)	(273.2)	98.0
Payables related to third-party gift cards, net of receivables	170.4	23.9	84.1
Net cash flow from operating activities	2,549.7	2,250.9	2,190.5

Investing Activities:
Cash paid for property additions	(851.6)	(1,595.7)	(1,768.7)
Proceeds from sale of property	22.9	97.8	140.0
Other	(60.3)	(48.1)	(57.7)
Net cash used by investing activities	(889.0)	(1,546.0)	(1,686.4)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007
Financing Activities:
Additions to short-term borrowings	–	–	285.0
Payments on short-term borrowings	(1.3)	(95.0)	(190.0)
Additions to long-term borrowings	1,653.7	2,130.0	1,864.6
Payments on long-term borrowings	(2,251.9)	(2,165.0)	(2,220.9)
Purchase of treasury stock	(884.9)	(359.5)	(226.1)
Dividends paid	(153.1)	(132.1)	(111.5)
Net proceeds from exercise of stock options	28.6	29.0	106.8
Excess tax benefit from exercise of stock options	0.1	1.5	38.3
Income tax refund related to prior years’ debt financing	16.8	2.8	7.0
Payment of debt issuance costs	(8.2)	(5.6)	(4.0)
Other	(0.1)	(0.4)	(3.2)
Net cash flow used by financing activities	(1,600.3)	(594.3)	(454.0)
Effect of changes in exchange rates on cash	28.3	(5.6)	11.1
Increase in cash and equivalents	88.7	105.0	61.2

Cash and Equivalents:
Beginning of year	382.8	277.8	216.6
End of year	$471.5	$382.8	$277.8

Other Cash Information:
Cash payments during the year for:
Interest	$335.6	$379.7	$406.3
Income taxes, net of refunds (excluding income tax refund related to prior years’ debt financing)	97.7	464.4	393.0

Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$7.0	$4.4	$1.6
Purchases of property, plant and equipment included in accounts payable	116.4	243.7	336.4
Mortgage notes assumed in property additions	–	–	4.2

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive income (loss)	Total stock- holders’ equity	Compre- hensive income (loss)
	Shares	Amount		Shares	Cost
Balance, year-end 2006	582.5	$5.8	$3,811.5	(142.4)	$(4,188.7)	$5,943.5	$94.8	$5,666.9
Net income	–	–	–	–	–	888.4	–	888.4	$888.4
Adoption of accounting guidance on uncertainty in income taxes (see Note J)	–	–	25.5	–	–	114.2	–	139.7	–
Stock-based employee compensation	–	–	48.4	–	–	–	–	48.4	–
Cash dividends declared ($0.2645 per share)	–	–	–	–	–	(116.6)	–	(116.6)	–
Translation adjustments	–	–	–	–	–	–	172.1	172.1	172.1
Income tax refund	–	–	0.7	–	–	–	–	0.7	–
Pension adjustment to funded status (net of tax of $25.7)	–	–	–	–	–	–	(44.0)	(44.0)	(44.0)
Recognition of pension actuarial loss, net (net of tax of $9.9)	–	–	–	–	–	–	21.5	21.5	21.5
Other (net of tax of $0.2)	–	–	0.8	(0.1)	(3.2)	–	1.8	(0.6)	1.8
Amortization of restricted stock	0.1	–	5.2	–	–	–	–	5.2	–
Treasury stock purchased	–	–	–	(6.7)	(226.1)	–	–	(226.1)	–
Options exercised	6.7	0.1	146.1	–	–	–	–	146.2	–
Balance, year-end 2007	589.3	5.9	4,038.2	(149.2)	(4,418.0)	6,829.5	246.2	6,701.8	$1,039.8
Net income	–	–	–	–	–	965.3	–	965.3	$965.3
Stock-based employee compensation	–	–	62.3	–	–	–	–	62.3	–
Cash dividends declared ($0.3174 per share)	–	–	–	–	–	(137.3)	–	(137.3)	–
Translation adjustments (net of tax of $10.6)	–	–	–	–	–	–	(226.7)	(226.7)	(226.7)
Income tax refund	–	–	0.3	–	–	–	–	0.3	–
Pension adjustment to funded status (net of tax of $165.5)	–	–	–	–	–	–	(266.1)	(266.1)	(266.1)
Recognition of pension actuarial loss, net (net of tax of $10.9)	–	–	–	–	–	–	19.5	19.5	19.5
Other (net of tax of $1.4)	–	–	1.1	–	(0.4)	–	(1.6)	(0.9)	(1.6)
Amortization of restricted stock	–	–	0.9	–	–	–	–	0.9	–
Treasury stock purchased	–	–	–	(12.6)	(359.5)	–	–	(359.5)	–
Options exercised	1.4	–	25.5	–	1.1	–	–	26.6	–
Balance, year-end 2008	590.7	5.9	4,128.3	(161.8)	(4,776.8)	7,657.5	(228.7)	6,786.2	$490.4
Net loss	–	–	–	–	–	(1,097.5)	–	(1,097.5)	$(1,097.5)
Stock-based employee compensation	–	–	57.4	–	–	–	–	57.4	–
Cash dividends declared ($0.3828 per share)	–	–	–	–	–	(156.3)	–	(156.3)	–
Translation adjustments (net of tax of $2.3)	–	–	–	–	–	–	162.2	162.2	162.2
Income tax refund	–	–	1.8	–	–	–	–	1.8	–
Pension adjustment to funded status (net of tax of $0.1)	–	–	–	–	–	–	(2.0)	(2.0)	(2.0)
Recognition of pension actuarial loss, net (net of tax of $32.8)	–	–	–	–	–	–	54.9	54.9	54.9
Other (net of tax of $0.7)	–	–	0.8	–	(0.1)	–	(0.2)	0.5	(0.2)
Amortization of restricted stock	0.4	–	2.6	–	–	–	–	2.6	–
Treasury stock purchased	–	–	–	(42.5)	(884.9)	–	–	(884.9)	–
Options exercised	1.5	–	21.5	–	–	–	–	21.5	–
Balance, year-end 2009	592.6	$5.9	$4,212.4	(204.3)	$(5,661.8)	$6,403.7	$(13.8)	$4,946.4	$(882.6)

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies

The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,725 stores as of year-end 2009. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Blackhawk Network Holdings, Inc. (“Blackhawk”), a subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards, and sports and entertainment cards to a broad group of top North American retailers for sale to retail customers. Blackhawk also has gift card businesses in the United Kingdom, France, Mexico and Australia.

The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 156 food and general merchandise stores in Western Mexico.

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

Fiscal Year    The Company's fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”), the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”) and the 52-week period ended December 29, 2007 (“fiscal 2007” or “2007”).

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

Translation of Foreign Currencies    Assets and liabilities of the Company's Canadian subsidiaries and Casa Ley are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported, net of applicable income taxes, as a separate component of comprehensive income in the consolidated statements of stockholders’ equity.

Revenue Recognition    Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.

Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which redemption is considered remote. Breakage amounts were $8.7 million, $7.9 million and $9.5 million in 2009, 2008 and 2007, respectively.

The Company, through its Blackhawk subsidiary, also sells third-party gift cards through Safeway retail operations and through other grocery, drug and convenience store retailers. Safeway earns a commission which is recorded as other

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

revenue when the third-party gift card is sold. The liability for redemption and potential income for breakage remain with the third-party merchant; therefore, Safeway does not record redemption or breakage of these gift cards.

Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $502.9 million in 2009, $492.1 million in 2008 and $551.8 million in 2007.

Vendor allowances totaled $2.6 billion in both 2009 and 2008 and $2.5 billion in 2007. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

Cash and Equivalents    Cash and equivalents include short-term investments with original maturities of less than three months and credit and debit card sales transactions which settle within a few business days of year end.

Book overdrafts at year-end 2009 and 2008 of $160.4 million and $185.1 million, respectively, are included in accounts payable.

Merchandise Inventories    Merchandise inventory of $1,629 million at year-end 2009 and $1,740 million at year-end 2008 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,692 million at year-end 2009 and $1,838 million at year-end 2008. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company performs physical counts of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company uses a combination of the retail inventory method and cost method to determine the cost of its inventory before any LIFO reserve is applied. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

Property and Depreciation    Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets.

Employee Benefit Plans    The Company recognizes in its statement of financial position an asset for its employee benefit plan’s overfunded status or a liability for underfunded status. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. See Note K.

Self-Insurance    The Company is primarily self-insured for workers' compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 2.75% in 2009, 1.75% in 2008 and 3.5% in 2007.

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2009	2008	2007
Beginning balance	$487.8	$477.6	$512.7
Expense	128.8	161.6	117.1
Claim payments	(163.4)	(150.5)	(153.2)
Currency translation	0.6	(0.9)	1.0
Ending balance	453.8	487.8	477.6
Less current portion	(131.7)	(126.2)	(130.2)
Long-term portion	$322.1	$361.6	$347.4

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $507.9 million at year-end 2009 and $531.0 million at year-end 2008.

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

Income Taxes    Income tax expense or benefit reflects the amount of taxes payable or refundable for the current year, the impact of deferred tax liabilities and deferred tax assets, accrued interest on tax deficiencies and refunds and accrued penalties on tax deficiencies. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

On December 31, 2006, the first day of the 2007 fiscal year, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. This accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

Financial Instruments

Interest rate swaps.    The Company has, from time to time, entered into interest rate swap agreements to change its portfolio mix of fixed- and floating-rate debt to more desirable levels. Interest rate swap agreements involve the exchange with a counterparty of fixed- and floating-rate interest payments periodically over the life of the agreements without exchange of the underlying notional principal amounts. The differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The Company's counterparties have been major financial institutions.

Energy contracts.    The Company has entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. Safeway expects to take delivery of the electricity and natural gas in the normal course of business, and these contracts are not net settled. Since these contracts qualify for the normal purchase exception under derivatives and hedging accounting guidance, they are not marked to market. Energy purchased under these contracts is expensed as delivered.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, accounts payable.    The carrying amount of these items approximates fair value.

Long-term debt, including current maturities. Market values quoted in public markets are used to estimate the fair value of publicly traded debt. To estimate the fair value of debt issues that are not quoted in public markets, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments.

Fair Value Measurements    The accounting guidance for fair value measurements and disclosure defines and establishes a framework for measuring fair value and expands related disclosures. For financial assets and financial liabilities, this accounting guidance was effective for Safeway beginning in fiscal 2008. Beginning in fiscal 2009, Safeway adopted fair value measurements and disclosure requirements for all nonfinancial assets and nonfinancial liabilities. See Note F.

Store Lease Exit Costs and Impairment Charges    Safeway regularly reviews its stores’ operating performance and assesses the Company’s plans for certain store and plant closures. Losses related to the impairment of long-lived assets are recognized when expected future cash flows are less than the asset's carrying value. At the time a store is closed or because of changes in circumstances that indicate the carrying value of an asset may not be recoverable, the Company evaluates the carrying value of the assets in relation to its expected future cash flows. If the carrying value is greater than

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the future cash flows, a provision is made for the impairment of the assets to write the assets down to estimated fair value. Fair value is determined by estimating net future cash flows, discounted using a risk-adjusted rate of return. The Company calculates impairment on a store-by-store basis. These provisions are recorded as a component of operating and administrative expense.

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

Accumulated Other Comprehensive (Loss) Income    Accumulated other comprehensive (loss) income, net of applicable taxes, consisted of the following at year-end (in millions):

	2009	2008	2007
Translation adjustments	$302.7	$140.5	$367.2
Pension adjustment to funded status	(408.8)	(406.8)	(140.7)
Recognition of pension actuarial loss, net	95.9	41.0	21.5
Other	(3.6)	(3.4)	(1.8)
Ending balance	$(13.8)	$(228.7)	$246.2

Stock-Based Employee Compensation    Safeway accounts for all share-based payments to employees, including grants of employee stock options, as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance is effective for Safeway for the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Safeway for the first quarter of fiscal 2011. Safeway does not expect that this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (“VIE”). This guidance establishes a new criteria for determining the primary beneficiary. It also requires an ongoing assessment to determine whether a company is the primary beneficiary of a VIE. The guidance is effective for Safeway beginning in fiscal 2010. Safeway does not expect that this guidance will have a material impact on its consolidated financial statements.

Note B:  Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of changes in Safeway's goodwill by geographic area is as follows (in millions):

	2009				2008
	U.S.	Canada		Total	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,325.0	$82.3		$4,407.3	$4,325.9	$97.5		$4,423.4
Accumulated impairment charges	(2,017.1)	–		(2,017.1)	(2,017.1)	–		(2,017.1)
	2,307.9	82.3		2,390.2	2,308.8	97.5		2,406.3
Activity during the year:
Impairment charge	(1,974.2)	–		(1,974.2)	–	–		–
Other adjustments	(0.6)	11.2	(1)	10.6	(0.9)	(15.2	) (1)	(16.1)
	(1,974.8)	11.2		(1,963.6)	(0.9)	(15.2)		(16.1)
Balance – end of year:
Goodwill	4,324.4	93.5		4,417.9	4,325.0	82.3		4,407.3
Accumulated impairment charges	(3,991.3)	–		(3,991.3)	(2,017.1)	–		(2,017.1)
	$333.1	$93.5		$426.6	$2,307.9	$82.3		$2,390.2

(1)	Represents foreign currency translation adjustments in Canada.

We test goodwill for impairment annually (on the first day of the fourth quarter), or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The test to evaluate for impairment is a two-step process. In the first step, we compare the fair value of each of our reporting units to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of goodwill associated with that reporting unit. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. Each reporting unit constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Our operating segments are our retail divisions. Our reporting units are generally consistent with our operating segments.

As a result of the Company’s annual impairment test, Safeway recorded a non-cash impairment charge in the amount of $1,974.2 million (pre-tax) to reduce the carrying value of goodwill. The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions. Based upon the results of our 2008 and 2007 analyses, no impairment of goodwill was indicated in 2008 or 2007.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on an average of the guideline company method and the discounted cash flow method. These methods are based on historical and forecasted amounts specific to each reporting unit and consider, sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note C:  Store Lease Exit Costs and Impairment Charges

Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $73.7 million in 2009, $40.3 million in 2008 and $27.1 million in 2007. These charges are included as a component of operating and administrative expense.

Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Beginning balance	$100.1	$128.2	$126.7
Provision for estimated net future cash flows of additional closed stores (1)	1.1	3.5	31.5
Net cash flows, interest accretion, changes in estimates of net future cash flows	(13.6)	(31.6)	(30.0)
Ending balance	$87.6	$100.1	$128.2

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense, and the liability is included in accrued claims and other liabilities.

Note D:  Financing

Notes and debentures were composed of the following at year end (in millions):

	2009	2008
Commercial paper	$50.0	$362.1
Bank credit agreement, unsecured	–	–
Other bank borrowings, unsecured	2.1	3.2
Mortgage notes payable, secured	14.9	17.0
Floating Rate Notes due March 2009, unsecured (interest at 1.82% as of January 3, 2009)	–	250.0
7.50% Senior Notes due September 2009, unsecured	–	500.0
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	–
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	22.1	7.7
Interest rate swap fair value adjustment	(6.6)	–
Unamortized deferred gain on swap termination	1.0	2.6
	4,383.5	4,942.6
Less current maturities	(509.2)	(758.4)
Long-term portion	$3,874.3	$4,184.2

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2012. The weighted-average interest rate on commercial paper borrowings during 2009 was 0.32% and was 0.33% at year-end 2009. The weighted-average interest rate on commercial paper borrowing during 2008 was 4.31% and was 5.82% at year-end 2008.

Bank Credit Agreement    The Company has a $1,600.0 million credit agreement (as amended) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The credit agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The credit agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the credit agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the credit agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of January 2, 2010, the Company was in compliance with these covenant requirements. As of January 2, 2010, there were no borrowings, and letters of credit totaled $47.2 million under the credit agreement. Total unused borrowing capacity under the credit agreement was $1,552.8 million as of January 2, 2010.

U.S. borrowings under the credit agreement carry interest at one of the following rates selected by the Company: (1) the prime rate; (2) a rate based on rates at which Eurodollar deposits are offered to first-class banks by the lenders in the bank credit agreement plus a pricing margin based on the Company's debt rating or interest coverage ratio (the “Pricing Margin”); or (3) rates quoted at the discretion of the lenders. Canadian borrowings denominated in U.S. dollars carry interest at one of the following rates selected by the Company: (a) the Canadian base rate; or (b) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at one of the following rates selected by the Company: (1) the Canadian prime rate or (2) the rate for Canadian bankers acceptances plus the Pricing Margin.

During 2009 the Company paid facility fees of 0.05% on the total amount of the credit facility.

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of January 2, 2010, $1.0 billion of securities were available for issuance under the board’s authorization.

Mortgage Notes Payable    Mortgage notes payable at year-end 2009 have remaining terms ranging from less than one year to 14 years, had a weighted-average interest rate during 2009 of 7.91% and are secured by properties with a net book value of approximately $62.2 million.

Senior Unsecured Indebtedness    Pursuant to the Shelf, Safeway issued $500.0 million of 5.0% Notes on July 31, 2009, which mature on August 15, 2019, and $500.0 million of 6.25% Notes on December 17, 2008, which mature on March 15, 2014.

In August 2007, Safeway issued $500.0 million of 6.35% Notes which mature on August 15, 2017.

Other Notes Payable    Other notes payable at year-end 2009 have remaining terms ranging from five years to 25 years and a weighted average interest rate of 6.94% during 2009.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Annual Debt Maturities    As of year-end 2009, annual debt maturities (principal payments only, excluding the interest rate swap fair value adjustment and the unamortized deferred gain on swap termination) were as follows (in millions):

2010	$508.2
2011	502.8
2012	851.3
2013	1.4
2014	751.5
Thereafter	1,773.9
$4,389.1

Letters of Credit    The Company had letters of credit of $54.3 million outstanding at year-end 2009, of which $47.2 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Fair Value    At year-end 2009 and year-end 2008, the estimated fair value of debt, including current maturities, was $4.7 billion and $5.1 billion, respectively.

Note E: Financial Instruments

Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Fair Value Hedges    In December 2009, the Company effectively converted $800 million of its 5.80% fixed-rate debt due 2012 to floating-rate debt through interest rate swap agreements. These interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The gain or loss on the interest rate swap agreements, as well as the gain or loss on the debt being hedged, are recognized in current earnings. Safeway includes the gain or loss on the fixed-rate debt in interest expense along with the offsetting loss or gain on the related interest rate swap as follows (in millions):

Income statement classification	Loss on interest rate swaps		Gain on debt
Interest expense		$(6.6)	$6.6

The fair value and the balance sheet presentation of derivative instruments as of January 2, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair value
Derivative liabilities designated as hedges:
Interest rate swaps	Other long-term liabilities	$6.6
Total derivative liabilities		$6.6

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note F:  Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2009 (in millions):

	Fair value measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1.2	$1.2	$–	$–
Short-term investments	51.8	48.1	3.7	–
Non-current investments (1)	24.3	–	24.3	–
Total	$77.3	$49.3	$28.0	$–
Liabilities:
Derivatives	$6.6	$–	$6.6	$–
Warrants (2)	15.2	–	–	15.2
Total	$21.8	$–	$6.6	$15.2

(1)	Included in Other Assets on the balance sheet.

(2)	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended January 2, 2010 follows (in millions):

Warrants
Balance as of January 3, 2009	$10.7
Additions	0.4
Unrealized losses, net of gains	4.1
Balance as of January 2, 2010	$15.2

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents assets which are measured at fair value on a recurring basis at year-end 2008 (in millions):

	Fair value measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$202.4	$160.5	$41.9	$–
Short-term investments	70.0	43.9	26.1	–
Total	$272.4	$204.4	$68.0	$–
Liabilities:
Warrants (1)	$10.7	$–	$–	$10.7
Total	$10.7	$–	$–	$10.7

(1)	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended January 3, 2009 follows (in millions):

Warrants
Balance as of December 29, 2007	$10.8
Additions	–
Unrealized gains	(0.1)
Balance as of January 3, 2009	$10.7

In determining the fair value of assets and liabilities, the Company maximizes the use of quoted market prices and minimizes the use of unobservable inputs. The Level 1 fair values are based on quoted market values for identical assets. The fair values of Level 2 assets and liabilities are determined using prices from pricing agencies and financial institutions that develop values based on observable inputs in active markets. Level 3 fair values are determined from industry valuation models based on externally developed inputs.

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During fiscal 2009, long-lived assets with a carrying value of $99.0 million were written down to their fair value of $25.3 million, resulting in an impairment charge of $73.7 million.

Goodwill is measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. At January 2, 2010, there was $37 million of goodwill recorded at fair value. See Note B.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G:  Lease Obligations

At year-end 2009, Safeway leased approximately 59% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2009, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2010	$82.1	$467.9
2011	78.4	432.2
2012	76.0	400.0
2013	73.2	363.4
2014	70.6	331.6
Thereafter	568.9	2,226.5
Total minimum lease payments	949.2	$4,221.6
Less amounts representing interest	(431.0)
Present value of net minimum lease payments	518.2
Less current obligations	(31.6)
Long-term obligations	$486.6

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $127.9 million.

Amortization expense for property under capital leases was $34.6 million in 2009, $38.8 million in 2008 and $41.7 million in 2007. Accumulated amortization of property under capital leases was $290.4 million at year-end 2009 and $316.9 million at year-end 2008.

The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2009	2008	2007
Property leases:
Minimum rentals	$445.0	$454.2	$436.5
Contingent rentals (1)	8.5	12.8	12.7
Less rentals from subleases	(11.3)	(9.9)	(10.4)
	442.2	457.1	438.8
Equipment leases	26.3	28.9	26.2
	$468.5	$486.0	$465.0

(1)	In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H:  Interest Expense

Interest expense consisted of the following (in millions):

	2009	2008	2007
Commercial paper	$4.1	$16.3	$15.8
Bank credit agreement	0.8	1.2	1.6
Other bank borrowings	0.1	2.2	1.8
Mortgage notes payable	1.3	1.5	1.5
4.80% Senior Notes	–	–	12.5
7.00% Senior Notes	–	–	12.5
4.125% Senior Notes	–	10.2	12.4
4.45% Senior Notes	–	11.3	12.5
6.50% Senior Notes	–	14.0	16.3
Floating Rate Senior Notes	1.0	9.8	14.3
7.50% Senior Notes	26.3	37.5	37.5
4.95% Senior Notes	24.8	24.8	24.8
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
6.25% Senior Notes	31.3	1.1	–
5.625% Senior Notes	14.1	14.1	14.1
6.35% Senior Notes	31.8	31.8	11.8
5.00% Senior Notes	10.2	–	–
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
9.875% Senior Subordinated Debentures	–	–	0.5
Other notes payable	2.8	1.3	0.8
Obligations under capital leases	54.1	59.2	62.4
Amortization of deferred finance costs	4.8	5.1	5.3
Interest rate swap agreements	(0.3)	0.8	12.9
Amortization of deferred gain on swap termination	(1.6)	(4.9)	–
Capitalized interest	(7.5)	(12.2)	(16.0)
	$331.7	$358.7	$388.9

Note I:  Capital Stock

Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none were outstanding during 2009, 2008 or 2007. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2009 was 388.3 million shares (net of 204.3 million shares of treasury stock) and 428.9 million shares at year-end 2008 (net of 161.8 million shares of treasury stock).

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

1999 Amended and Restated Equity Participation Plan    Under the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”), options generally vest over five or seven years. Although the 1999 Plan will remain in full force and effect, there will be no more grants under this plan. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. The 2007 Equity and Incentive Award Plan (the “2007 Plan”), discussed below, succeeds the 1999 Plan.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Executive Compensation Committee of the Safeway Board of Directors. Options to purchase 8.7 million shares were available for grant at January 2, 2010 under this plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares.

Restricted Stock    The Company awarded 450,150 shares, 40,000 shares and 100,000 shares of restricted stock in 2009, 2008 and 2007, respectively, to certain officers and key employees. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense of $2.5 million in 2009, $0.9 million in 2008 and $5.2 million in 2007.

The following table summarizes information about unvested Safeway restricted stock as of January 2, 2010:

	Awards	Weighted- average grant date fair value
Unvested, year-end 2008	110,296	$30.12
Granted	450,150	18.40
Vested	(10,296)	30.09
Canceled	(10,000)	18.28
Unvested, year-end 2009	540,150	$20.57

At date of vest, the fair value of restricted stock awards vested during the year was $0.2 million in 2009, $1.3 million in 2008 and $9.1 million in 2007. At January 2, 2010 there was $8.2 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.

Activity in the Company’s stock option plans for the year ended January 2, 2010 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2008	38,598,854	$29.02	$57.3

2009 Activity:
Granted	6,490,009	18.46
Canceled	(2,404,154)	33.61
Exercised	(1,449,108)	19.75
Outstanding, year-end 2009	41,235,601	$27.41	$36.2
Exercisable, year-end 2009 (1)	22,016,845	$29.24	$15.1
Vested and expected to vest, year-end 2009 (2)	34,485,542	$27.85	$27.9

(1)	The remaining weighted-average contractual life of these options is 1.8 years.

(2)	The remaining weighted-average contractual life of these options is 2.9 years.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Weighted-average fair value of options granted during the year:
2007	$9.90
2008	8.74
2009	6.90

The total intrinsic value of options exercised was $3.4 million in 2009, $13.5 million in 2008 and $120.2 million in 2007. As of year-end 2009, there was $101.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

Additional Stock Plan Information    Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2009	2008	2007
Expected life (in years)	6.5	4.5	4.5
Expected stock volatility	31.53% - 40.2%	32.0% - 48.3%	26.4% - 31.5%
Risk-free interest rate	2.35% - 3.20%	2.58% - 3.19%	4.30% - 4.78%
Expected dividend yield during the expected term	1.3% - 1.9%	0.8% - 1.1%	0.7% - 0.8%

In 2009, the expected term of the awards was determined utilizing the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Safeway utilized this method in 2009 because it began issuing awards with longer contractual lives. In 2008, the Company calculated the expected term based upon historical data. Prior to 2008, the Company used the simplified method. Expected stock volatility was determined based upon a combination of historical volatility for periods preceding the measurement date and estimates of implied volatility based upon open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

Total share-based compensation expenses recognized as a component of operating and administrative expense is as follows (in millions):

	2009	2008	2007
Share-based compensation expense	$59.9	$63.2	$53.6
Income tax benefit	(21.9)	(23.0)	(19.4)
Share-based compensation expense recognized in earnings, net of tax	$38.0	$40.2	$34.2

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J:  Taxes on Income

The components of (loss) income before income tax expense are as follows (in millions):

	2009	2008	2007
Domestic	$(1,315.6)	$1,241.2	$1,141.9
Foreign	362.3	263.4	261.7
	$(953.3)	$1,504.6	$1,403.6

The components of income tax expense are as follows (in millions):

	2009	2008	2007
Current:
Federal	$137.1	$251.1	$258.3
State	34.3	40.2	37.1
Foreign	114.9	76.3	89.0
	286.3	367.6	384.4
Deferred:
Federal	(111.4)	142.7	108.4
State	(25.6)	24.8	16.9
Foreign	(5.1)	4.2	5.5
	(142.1)	171.7	130.8
	$144.2	$539.3	$515.2

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company's income taxes is as follows (dollars in millions):

	2009	2008	2007
Statutory rate	35%	35%	35%
Income tax (benefit) expense using federal statutory rate	$(333.7)	$526.6	$491.3
State taxes on income net of federal benefit	5.7	42.2	35.1
Non deductible goodwill impairment	549.5	–	–
Tax settlements	(70.0)	(3.3)	(2.4)
Other	(7.3)	(26.2)	(8.8)
	$144.2	$539.3	$515.2

Income tax expense was reduced by $74.9 million in 2009 for previously unrecognized tax benefits and related interest income. The recognition of these items is primarily due to the settlement of a claim with the Internal Revenue Service (“IRS”) with respect to the 2002 and 2003 impairment of the Company’s investment in Dominick’s, and the completion of the IRS examination of the Company’s tax returns for 2004 and 2005.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant components of the Company's net deferred tax liability at year end were as follows (in millions):

	2009	2008
Deferred tax assets:
Pension liability	$213.6	$203.6
Workers’ compensation and other claims	181.4	194.4
Employee benefits	147.1	136.9
Accrued claims and other liabilities	73.1	62.8
Charitable contribution carryforwards	34.7	49.4
Reserves not currently deductible	34.9	44.6
Operating loss carryforwards	2.6	2.9
Other assets	26.7	9.1
	$714.1	$703.7

	2009	2008
Deferred tax liabilities:
Property	$(626.3)	$(736.3)
Inventory	(286.9)	(282.5)
Investments in foreign operations	(54.5)	(41.7)
	(967.7)	(1,060.5)
Net deferred tax liability	(253.6)	(356.8)
Less current liability	(103.1)	(107.2)
Long-term portion	$(150.5)	$(249.6)

At January 2, 2010, the Company had federal and state charitable contribution carryforwards of $94.8 million which expire from 2010 through 2012.

The Company had net operating loss carryforwards for federal income tax purposes of approximately $7.4 million which expire at various dates from 2022 to 2026. The Company also had state tax credit carryforwards of $27.5 million which have no expiration date.

At January 2, 2010, certain undistributed earnings of the Company's foreign operations totaling $1,739.5 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

On December 31, 2006, the first day of the 2007 fiscal year, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. The Company recorded the cumulative effect of adopting this accounting guidance by increasing stockholders’ equity by $139.7 million.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of January 2, 2010, January 3, 2009 and December 29, 2007, the Company had unrecognized tax benefits of $151.0 million, $129.2 million and $123.1 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2009	2008	2007
Balance at beginning of year	$129.2	$123.1	$138.8
Additions based on tax positions related to the current year	4.1	11.7	1.7
Additions for tax positions of prior years	105.3	7.5	9.4
Reductions based on tax positions related to the current year	–	(9.8)	(12.0)
Reductions for tax positions of prior years	(69.2)	(2.8)	(14.8)
Additions related to changes in foreign currency translation	1.0	0.3	–
Expiration of statute of limitations	(0.9)	–	–
Settlements	(18.5)	(0.8)	–
Balance at end of year	$151.0	$129.2	$123.1

As of January 2, 2010, January 3, 2009 and December 29, 2007, the balance of unrecognized tax benefits included tax positions of $37.4 million (net of tax), $121.7 million (net of tax) and $121.3 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. Income tax expense in 2009, 2008 and 2007 included benefits of $10.0 million (net of tax), $4.8 million (net of tax) and $5.7 million (net of tax), respectively, related to interest and penalties. As of January 2, 2010 the Company’s accrual for net interest and penalties was a liability of $2.4 million. As of January 3, 2009 and December 29, 2007, the Company had net interest receivables of $15.1 million and $13.6 million, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The IRS examination of the Company’s federal income tax returns for 2004 and 2005 is complete. The IRS and other tax authorities have proposed tax deficiencies on several issues which the Company is contesting. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2006, and is no longer subject to state and local income tax examinations for fiscal years before 2001. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.

The Company does not anticipate that unrecognized tax benefits will significantly change in the next 12 months.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K:  Employee Benefit Plans and Collective Bargaining Agreements

Retirement Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multi-employer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.

The following tables provide a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended January 2, 2010 and a statement of the funded status as of year-end 2009 and year-end 2008. Activity for 2009 includes the removal of the Canadian money purchase plan which had been previously presented within the table but has since been determined to be a defined contribution plan (in millions):

	2009	2008
Change in projected benefit obligation:
Beginning balance	$2,009.0	$2,342.0
Service cost	39.4	101.7
Interest cost	116.0	102.3
Plan amendments	(15.1)	(3.2)
Actuarial loss (gain)	157.1	(284.1)
Benefit payments	(121.4)	(156.9)
Reclassification of money purchase plan component	(138.1)	–
Currency translation adjustment	48.6	(92.8)
Ending balance	$2,095.5	$2,009.0

	2009	2008
Change in fair value of plan assets:
Beginning balance	$1,512.7	$2,295.6
Actual return on plan assets	252.8	(582.7)
Employer contributions	16.7	33.8
Benefit payments	(121.4)	(156.9)
Reclassification of money purchase plan component	(129.6)	–
Currency translation adjustment	40.9	(77.1)
Ending balance	$1,572.1	$1,512.7

	2009	2008
Funded status:
Fair value of plan assets	$1,572.1	$1,512.7
Projected benefit obligation	(2,095.5)	(2,009.0)
Funded status	$(523.4)	$(496.3)

Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(1.4)	$(1.4)
Pension and postretirement benefit obligations (non-current liability)	(522.0)	(494.9)
	$(523.4)	$(496.3)

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension benefits
	2009	2008
Net actuarial pension loss	$592.4	$646.9
Prior service cost	64.4	98.5
	$656.8	$745.4

Safeway expects approximately $58.1 million of the net actuarial pension loss and $17.9 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2010.

Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2009 and 2008, is shown below (in millions):

	2009	2008
Projected benefit obligation	$2,095.5	$2,009.0
Accumulated benefit obligation	2,028.4	1,827.5
Fair value of plan assets	1,572.1	1,512.7

The following tables provide the components of net pension expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

Components of net pension expense:	2009	2008	2007
Estimated return on plan assets	$(110.8)	$(147.8)	$(173.6)
Service cost	39.4	101.7	93.2
Interest cost	116.0	102.3	124.8
Plan curtailment gain	(0.3)	–	–
Amortization of prior service cost	19.3	21.9	23.0
Amortization of unrecognized losses	66.6	6.5	4.7
Net pension expense	$130.2	$84.6	$72.1

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial pension loss	$12.1	$446.1	$48.6
Amortization of net actuarial pension loss	(66.6)	(6.5)	(4.7)
Prior service credit	(14.8)	(2.9)	–
Amortization of prior service cost	(19.3)	(21.9)	(23.0)
Total recognized in other comprehensive income	(88.6)	414.8	20.9
Total net pension expense and changes in plan assets and benefit obligations recognized in other comprehensive income	$41.6	$499.4	$93.0

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The actuarial assumptions used to determine year-end projected benefit obligation were as follows:

	2009	2008	2007
Discount rate:
United States plans	6.2%	6.3%	6.1%
Canadian plans	5.8	6.5	5.3
Combined weighted-average rate	6.1	6.3	5.9

Rate of compensation increase:
United States plans	3.0%	3.0%	4.0%
Canadian plans	3.0	3.0	3.5

The actuarial assumptions used to determine net periodic benefit cost were as follows:

	2009	2008	2007
Discount rate:
United States plans	6.3%	6.1%	6.0%
Canadian plans	6.5	5.3	5.0
Combined weighted-average rate	6.3	5.9	5.7

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.0

Rate of compensation increase:
United States plans	3.0%	4.0%	4.0%
Canadian plans	3.0	3.5	3.5

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2009	2008
Equity	65%	68.9%	60.8%
Fixed income	35	30.3	38.0
Cash and other	–	0.8	1.2
Total	100%	100.0%	100.0%

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at January 2, 2010, excluding pending transactions totaling $32.2 million, by asset category are as follows (in millions):

	Fair value measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$12.8	$11.5	$1.3	$–
Short-term investment collective trust	21.7	–	21.7	–
Common and preferred stocks	473.5	472.9	0.6	–
Common collective trust funds	680.8	–	680.8	–
Corporate bonds	89.5	–	86.6	2.9
Mortgage- and other-asset backed securities	49.0	–	46.5	2.5
Mutual funds	31.0	31.0	–	–
U.S. government securities	162.7	–	162.5	0.2
Other securities	18.9	–	18.7	0.2
Total	$1,539.9	$515.4	$1,018.7	$5.8

See Note F for a discussion of levels, inputs and valuation techniques.

A reconciliation of the beginning and ending balances for Level 3 assets for the year ended January 2, 2010 follows (in millions):

	Fair value measured using significant unobservable inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other- asset backed securities	U.S. government securities	Other securities
Balance as of January 3, 2009	$1.5	$0.6	$1.1	$0.3	$(0.5)
Purchases, sales, settlements, net	3.3	2.5	0.4	(0.1)	0.5
Transfers in and/or out of Level 3	1.6	–	1.6	–	–
Realized (losses) gains	(0.9)	(0.5)	(0.6)	–	0.2
Unrealized gains	0.3	0.3	–	–	–
Balance as of January 2, 2010	$5.8	$2.9	$2.5	$0.2	$0.2

Safeway expects to contribute approximately $7.8 million to its defined benefit pension plan trusts in 2010, primarily in Canada.

Retirement Restoration Plan    The Retirement Restoration Plan provides death benefits and supplemental income payments for senior executives after retirement. The Company recognized expense of $3.7 million in 2009, $4.9 million in 2008 and $4.8 million in 2007. The aggregate projected benefit obligation of the Retirement Restoration Plan was approximately $56.0 million at year-end 2009 and $58.5 million at year-end 2008.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s accrued postretirement benefit obligation (“APBO”) was $65.5 million at year-end 2009 and $52.6 million at year-end 2008. The APBO represents the actuarial present value of the benefits expected to be paid after retirement. Postretirement benefit expense was $6.2 million in 2009, $7.2 million in 2008 and $7.6 million in 2007.

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2010	$121.2	$4.7
2011	125.5	4.9
2012	131.7	5.1
2013	136.8	5.3
2014	141.4	5.5
2015 – 2019	767.9	29.7

Multi-Employer Pension Plans    Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company's non-contributory retirement plans, generally defined benefit plans, pursuant to agreements between the Company and various unions. In many cases, specific benefit levels are not negotiated with contributing employers or in some cases even known by contributing employers. Contributions of $278.1 million in 2009, $286.9 million in 2008 and $270.1 million in 2007 were made and charged to expense.

Note L:  Investment in Unconsolidated Affiliates

At year-end 2009, 2008 and 2007, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 156 food and general merchandise stores in Western Mexico at year-end 2009.

Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $8.5 million in 2009, a loss of $2.5 million in 2008 and income of $8.7 million in 2007.

Note M:  Commitments and Contingencies

Legal Matters    On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer (now ex. rel. Jerry Brown) v. Safeway Inc. dba Vons, et al., against the Company; the Company’s subsidiary, The Vons Companies, Inc.; Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. The Attorney General has also indicated that it will seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants’ motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws was denied by the court on May 25, 2005 and again on March 6, 2008. The Attorney General’s motion for summary judgment arguing that the MSAA was a per se antitrust violation was denied by the court on December 7, 2006. On March 27, 2008, pursuant to a stipulation of the parties, the court entered a final judgment in favor of the defendants. Both sides have appealed issues to the Ninth Circuit Court of Appeals. The Ninth Circuit heard oral argument on October 8, 2009.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commitments    The Company has commitments under contracts for the purchase of property and equipment, the construction of buildings, marketing development funds, the purchase of inventory and the purchase of energy. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments totaled $517.5 million at year-end 2009.

Note N:  Segments

Safeway’s retail business, which represents more than 98% of consolidated sales and other revenue, operates in the U.S. and Canada. Safeway is organized into 12 geographic retail operating segments (Chicago, Denver, Eastern, Northern California, Phoenix, Portland, Seattle, Texas, Vons, Alberta, Vancouver and Winnipeg). Across all 12 retail operating segments, the Company operates primarily one store format, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.

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

The difficult economic environment has had a negative impact on all of Safeway’s divisions. Two of these divisions, Vons and Eastern, had large goodwill balances from purchase transactions. Randall’s and Dominick’s were also purchase transactions, but the goodwill related to those divisions was fully impaired in previous years. Consequently, even though the economy has reduced operating results at all of the divisions, the material portion of goodwill impairment was at Vons and Eastern.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2009
Sales and other revenue	$34,980.3	$5,870.4	$40,850.7
Operating (loss) profit (1)	(992.8)	364.1	(628.7)
(Loss) income before income taxes (1)	(1,315.6)	362.3	(953.3)
Long-lived assets, net	8,945.6	1,337.1	10,282.7
Total assets	12,611.3	2,352.3	14,963.6

2008
Sales and other revenue	$37,661.2	$6,442.8	$44,104.0
Operating profit	1,580.6	272.1	1,852.7
Income before income taxes	1,241.2	263.4	1,504.6
Long-lived assets, net	9,407.0	1,236.1	10,643.1
Total assets	15,596.7	1,888.0	17,484.7

2007
Sales and other revenue	$36,271.4	$6,014.6	$42,286.0
Operating profit	1,496.7	275.4	1,772.1
Income before income taxes	1,141.9	261.7	1,403.6
Long-lived assets, net	9,153.9	1,468.1	10,622.0
Total assets	15,453.6	2,197.4	17,651.0

(1)	2009 includes a pre-tax goodwill impairment charge of $1,974.2 million in the U.S. See Note B.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents sales revenue by type of similar product (dollars in millions):

	2009		2008		2007
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$18,998.1	46.5%	$19,826.5	45.0%	$19,178.4	45.4%
Perishables (2)	15,328.6	37.5%	16,514.0	37.4%	15,833.9	37.4%
Fuel	2,688.7	6.6%	3,885.2	8.8%	3,487.8	8.2%
Pharmacy	3,835.3	9.4%	3,878.3	8.8%	3,785.9	9.0%
Total sales and other revenue	$40,850.7	100.0%	$44,104.0	100.0%	$42,286.0	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

Note O:  Computation of (Loss) Earnings Per Share

(In millions, except per-share amounts)	2009		2008		2007
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net (loss) income	$(1,097.5)	$(1,097.5)	$965.3	$965.3	$888.4	$888.4

Weighted-average common shares outstanding	412.9	412.9	433.8	433.8	440.3	440.3
Common share equivalents			2.5		5.4
Weighted-average shares outstanding			436.3		445.7
(Loss) earnings per share	$(2.66)	$(2.66)	$2.21	$2.23	$1.99	$2.02

Anti-dilutive shares totaling 42.5 million in 2009, 21.9 million in 2008 and 15.0 million in 2007 have been excluded from diluted weighted-average shares outstanding.

Note P:  Guarantees

Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of January 2, 2010, Safeway did not have any material guarantees.

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

Note Q:  Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks (1)	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2009
Sales and other revenue	$40,850.7	$12,693.9	$9,458.3	$9,462.1	$9,236.4
Gross profit	11,693.5	3,635.0	2,674.1	2,731.5	2,652.9
Operating (loss) profit	(628.7)	(1,545.9)	278.1	357.6	281.5
(Loss) income before income taxes	(953.3)	(1,642.8)	201.3	283.7	204.5
Net (loss) income	(1,097.5)	(1,609.1)	128.8	238.6	144.2
Net (loss) income per share – basic	$(2.66)	$(4.06)	$0.31	$0.57	$0.34
Net (loss) income per share – diluted	(2.66)	(4.06)	0.31	0.57	0.34

	53 Weeks	Last 17 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2008
Sales and other revenue	$44,104.0	$13,815.9	$10,169.3	$10,120.0	$9,998.8
Gross profit	12,514.8	3,975.8	2,795.6	2,865.2	2,878.3
Operating profit	1,852.7	613.0	386.3	451.6	401.9
Income before income taxes	1,504.6	503.8	312.0	371.9	317.0
Net income	965.3	338.0	199.7	234.3	193.4
Net income per share – basic	$2.23	$0.79	$0.46	$0.54	$0.44
Net income per share – diluted	2.21	0.79	0.46	0.53	0.44

(1)	The last 16 weeks of 2009 includes a pre-tax goodwill impairment charge of $1,974.2 million. See Note B.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended January 2, 2010 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2009 fiscal year.

Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2009 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2009 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2009 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company's definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company's 2009 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 Registration Statement filed on July 27, 2004).

Exhibit 3.2	Amended and Restated By-Laws of Safeway Inc., dated October 21, 2008 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated October 21, 2008).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).3	Form of Officers’ Certificate establishing the terms of the Company’s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.6 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).4	Form of Officers’ Certificate establishing the terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated March 5, 2001).

Exhibit 4(i).6	Form of Officers’ Certificate establishing the terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).7	Form of Officers’ Certificate establishing the terms of the registrant’s 4.95% Notes due 2010 and 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 4(i).8	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 4(i).9	Form of Officers’ Certificate establishing the terms of the registrant’s 6.25% Notes due 2014, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated December 22, 2008).

Exhibit 4(i).10	Form of Officers’ Certificate establishing the terms of the registrant’s 5.00% Notes due 2019, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 7, 2009).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 to the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).4*	Amendment 2002-1 to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc., dated March 26, 2002 (incorporated by reference to Exhibit 10(iii).4 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).5*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 10(iii).6*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant's Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).7*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of the registrant's Form 10-K for the year ended December 28, 1996).

Exhibit 10(iii).8*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant's Form 10-K for the year ended January 1, 2000).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).9*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant's Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).10*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).11*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).12*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).13*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).14*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).15*	Amended and Restated Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated December 15, 2008 (incorporated by reference to Exhibit 10(iii).15 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).16*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).17	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10(iii).18*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).19*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement under the Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).20*	Amendment dated February 25, 2003 to the 1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003).

Exhibit 10(iii).21	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 10(iii).22*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).23*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).24	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A.; JPMorgan Chase Bank, National Association; Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).25*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).26*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).27*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).28*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).29*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits, Financial Statement Schedules (continued)

Exhibit 10(iii).30*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).31*	Retirement Restoration Plan II of Safeway Inc., adopted effective as of January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors II, effective January 1, 2005; amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).33*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 10(iii).34*	Updated Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).35 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 10(iii).35*	Amendment to the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 11.1	Computation of (Loss) Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) related notes, tagged as blocks of text.

*	Management contract, or compensatory plan or arrangement.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By	/s/ Steven A. Burd	Date: March 2, 2010
Steven A. Burd
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Edwards	Date: March 2, 2010
Robert L. Edwards
Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date: March 2, 2010
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

/s/ Steven A. Burd	Date: March 2, 2010
Steven A. Burd, Director and Chief Executive Officer (Principal Executive Officer)

/s/ Janet E. Grove	March 2, 2010
Janet E. Grove, Director

/s/ Mohan Gyani	March 2, 2010
Mohan Gyani, Director

/s/ Paul Hazen	March 2, 2010
Paul Hazen, Director

/s/ Frank C. Herringer	March 2, 2010
Frank C. Herringer, Director

/s/ Robert I. MacDonnell	March 2, 2010
Robert I. MacDonnell, Director

/s/ Kenneth W. Oder	March 2, 2010
Kenneth W. Oder, Director

/s/ Arun Sarin	March 2, 2010
Arun Sarin, Director

SAFEWAY INC. AND SUBSIDIARIES

/s/ Michael S. Shannon	Date: March 2, 2010
Michael S. Shannon, Director

/s/ Rebecca A. Stirn	March 2, 2010
Rebecca A. Stirn, Director

/s/ William Y. Tauscher	March 2, 2010
William Y. Tauscher, Director

/s/ Raymond G. Viault	March 2, 2010
Raymond G. Viault, Director

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR

ENDED JANUARY 2, 2010

Exhibit 10(iii).35*	Amendment to the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) related notes, tagged as blocks of text.

*	Management contract, or compensatory plan or arrangement.
**	Furnished herewith.