Form 10-Q
period 2010-03-27
SAFEWAY INC
filed 2010-04-30
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

As of April 28, 2010, there were issued and outstanding 388.6 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 27, 2010	March 28, 2009
Sales and other revenue	$9,327.1	$9,236.4
Cost of goods sold	(6,677.5)	(6,583.5)

Gross profit	2,649.6	2,652.9

Operating and administrative expense	(2,435.1)	(2,371.4)

Operating profit	214.5	281.5

Interest expense	(69.7)	(78.2)

Other income, net	3.3	1.2

Income before income taxes	148.1	204.5

Income taxes	(52.3)	(60.3)

Net income before allocation to noncontrolling interests	95.8	144.2

Add noncontrolling interests	0.2	—

Net income attributable to Safeway Inc.	$96.0	$144.2

Income per common share attributable to Safeway Inc.
Basic	$0.25	$0.34

Diluted	$0.25	$0.34

Weighted average shares outstanding:
Basic	387.8	428.0

Diluted	390.0	429.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 27, 2010	January 2, 2010
ASSETS

Current assets:
Cash and equivalents	$458.5	$471.5
Receivables	419.8	522.4
Merchandise inventories	2,705.2	2,508.9
Prepaid expenses and other current assets	320.9	322.5

Total current assets	3,904.4	3,825.3

Property	20,343.5	20,248.0
Less accumulated depreciation and amortization	(10,163.2)	(9,965.3)

Property, net	10,180.3	10,282.7

Goodwill	428.4	426.6
Investment in unconsolidated affiliate	172.9	169.9
Other assets	271.4	259.1

Total assets	$14,957.4	$14,963.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 27, 2010	January 2, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$1,008.8	$509.2
Current obligations under capital leases	31.8	31.6
Accounts payable	1,967.9	2,458.9
Accrued salaries and wages	419.3	426.8
Deferred income taxes	103.2	103.1
Other accrued liabilities	579.7	708.2

Total current liabilities	4,110.7	4,237.8

Long-term debt:
Notes and debentures	3,888.9	3,874.3
Obligations under capital leases	480.1	486.6

Total long-term debt	4,369.0	4,360.9

Deferred income taxes	167.5	150.5
Pension and postretirement benefit obligations	644.5	635.4
Accrued claims and other liabilities	648.7	632.6

Total liabilities	9,940.4	10,017.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 596.6 and 592.6 shares issued	6.0	5.9
Additional paid-in capital	4,278.6	4,212.4
Treasury stock at cost: 208.4 and 204.3 shares	(5,761.6)	(5,661.8)
Accumulated other comprehensive income (loss)	30.5	(13.8)
Retained earnings	6,460.9	6,403.7

Total Safeway Inc. equity	5,014.4	4,946.4
Noncontrolling interests	2.6	—

Total equity	5,017.0	4,946.4

Total liabilities and stockholders’ equity	$14,957.4	$14,963.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 27, 2010	March 28, 2009
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$95.8	$144.2
Add noncontrolling interests	0.2	—
Reconciliation to net cash flow used by operating activities:
Depreciation expense	269.0	264.4
Property impairment charges	17.4	11.1
Share-based employee compensation	14.1	14.7
Excess tax benefit from exercise of stock options	(0.5)	—
LIFO expense	—	1.4
Equity in earnings of unconsolidated affiliate	(3.0)	(0.2)
Net pension and post-retirement benefit expense	29.8	33.6
Contributions to pension and post-retirement plans	(4.4)	(6.5)
Loss on property retirements and lease exit costs, net	11.0	6.3
Increase (decrease) in accrued claims and other liabilities	16.4	(2.4)
Amortization of deferred finance costs	1.1	1.2
Deferred income taxes	—	3.4
Other	3.4	(0.8)
Change in working capital items:
Receivables	27.1	24.0
Inventories at FIFO cost	(187.2)	(163.2)
Prepaid expenses and other current assets	(31.7)	(44.2)
Income taxes	21.2	30.6
Payables and accruals	(145.4)	(251.5)
Payables related to third-party gift cards, net of receivables	(376.3)	(217.1)

Net cash flow used by operating activities	(242.0)	(151.0)

INVESTING ACTIVITIES:
Cash paid for property additions	(192.6)	(243.5)
Proceeds from sales of property	12.2	1.1
Other	(12.3)	(10.4)

Net cash flow used by investing activities	(192.7)	(252.8)

FINANCING ACTIVITIES:
Additions to short-term borrowings, net	—	0.1
Payments on short-term borrowings, net	(0.2)	—
Additions to long-term borrowings	504.9	517.2
Payments on long-term borrowings	(7.7)	(286.7)
Purchase of treasury stock	(99.2)	(64.5)
Dividends paid	(38.8)	(35.6)
Net proceeds from exercise of stock options	57.3	0.6
Excess tax benefit from exercise of stock options	0.5	—
Other	(0.5)	(0.1)

Net cash flow provided by financing activities	416.3	131.0

Effect of changes in exchange rates on cash	5.4	2.4

Decrease in cash and equivalents	(13.0)	(270.4)

CASH AND EQUIVALENTS:
Beginning of period	471.5	382.8

End of period	$458.5	$112.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 27, 2010 and March 28, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 27, 2010 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded no LIFO expense during the first 12 weeks of 2010 and $1.4 million during the first 12 weeks of 2009.

Vendor Allowances

Vendor allowances totaled $635.5 million for the first quarter of 2010 and $629.8 million for the first quarter of 2009. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up nearly 90% of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended
	March 27, 2010	March 28, 2009
Net income before allocation to noncontrolling interests	$95.8	$144.2
Foreign currency translation adjustments, net of tax	31.9	(72.9)
Recognition of pension actuarial loss, net of tax	11.8	12.8
Other, net of tax	0.6	(2.6)

Comprehensive income including noncontrolling interests	$140.1	$81.5
Comprehensive loss attributable to noncontrolling interests	0.2	—

Comprehensive income attributable to Safeway Inc.	$140.3	$81.5

Noncontrolling interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that (1) noncontrolling interests be reported as a separate component of equity; (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations; (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance was effective for Safeway the first quarter of fiscal 2009. However, due to the immateriality of the noncontrolling interests in 2009, the Company did not adopt this guidance until the first quarter of 2010. If Safeway adopted the guidance in fiscal 2009, income attributable to noncontrolling interests, net of tax, would have been $2.2 million for the year, most of which was generated in the fourth quarter. Additionally, noncontrolling interests would have reduced accrued claims and other liabilities by $4.3 million, increased equity by $2.8 million and increased noncurrent deferred tax liability by $1.5 million. Fiscal 2009 results were not restated due to the insignificance of these amounts.

NOTE B–NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. Safeway adopted this guidance effective the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Safeway for the first quarter of fiscal 2011, which is not expected to have a material impact on its consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $14.1 million and $14.7 million in the first quarter of 2010 and 2009, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s first-quarter grants, by year, are as follows:

	2010	2009
Expected life (in years)	6.5	6.5
Expected stock volatility	30.3%	40.2%
Risk-free interest rate	3.02%	2.35%
Expected dividend yield during the expected term	1.9%	1.3%

NOTE D–INCOME PER SHARE

Basic income per share is calculated on the basis of weighted average outstanding common shares. Diluted income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following table provides a reconciliation of net income and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 27, 2010		March 28, 2009
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$96.0	$96.0	$144.2	$144.2

Weighted average common shares outstanding	387.8	387.8	428.0	428.0

Common share equivalents	2.2		1.2

Weighted average shares outstanding	390.0		429.2

Income per share	$0.25	$0.25	$0.34	$0.34

Anti-dilutive shares totaling 21.5 million and 32.7 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 27, 2010 and March 28, 2009, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2010 by geographic area is as follows (in millions):

	2010
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$93.5		$4,417.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	93.5		426.6

Activity during the quarter:
Other adjustments	—	1.8	(1)	1.8

	—	1.8		1.8

Balance – end of quarter:
Goodwill	4,324.4	95.3		4,419.7
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance – end of quarter	$333.1	$95.3		$428.4

(1)	Represents foreign currency translation adjustments in Canada.

NOTE F–FINANCING

Notes and debentures were composed of the following at March 27, 2010 and January 2, 2010 (in millions):

	March 27, 2010	January 2, 2010
Commercial paper	$554.9	$50.0
Other bank borrowings, unsecured	2.0	2.1
Mortgage notes payable, secured	16.6	14.9
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.9	22.1
Interest rate swap fair value adjustment	1.7	(6.6)
Unamortized deferred gain on swap termination	0.6	1.0

	4,897.7	4,383.5
Less current maturities	(1,008.8)	(509.2)

Long-term portion	$3,888.9	$3,874.3

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G: FINANCIAL INSTRUMENTS

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

	12 weeks ended March 27, 2010
Income statement classification	Gain on interest rate swaps	Loss on debt
Interest expense	$8.3	$(8.3)

The fair value and the balance sheet presentation of derivative instruments as of March 27, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$1.7

Total derivative assets		$1.7

The fair value and the balance sheet presentation of derivative instruments as of January 2, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative liabilities designated as hedges:
Interest rate swaps	Other long-term liabilities	$6.6

Total derivative liabilities		$6.6

NOTE H–TAXES ON INCOME

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I–PENSION AND POST-RETIREMENT PLANS

The following table provides the components of net pension and post-retirement expense for retirement plans for the first 12 weeks of 2010 and 2009 (in millions):

	12 Weeks Ended
	March 27, 2010		March 28, 2009
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(28.3)	$—	$(25.1)	$—
Service cost	8.3	0.5	9.7	0.3
Interest cost	28.9	1.7	26.8	1.5
Amortization of prior service cost	4.0	0.5	4.5	—
Amortization of unrecognized losses	14.2	—	15.5	0.4

Total	$27.1	$2.7	$31.4	$2.2

The Company made approximately $4.4 million of contributions to its defined benefit pension plan trusts and the Retirement Restoration Plan, in the first quarter of 2010. For the remainder of 2010, Safeway currently anticipates contributing an additional $14.4 million to these trusts.

NOTE J–CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 65 of the Form 10-K included in the 2009 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Guarantees

Note N to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2009 Annual Report on Form 10-K provides information on guarantees.

NOTE K–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock during the first quarter of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2010
Quarter 1	03/10/10	03/25/10	$0.1000	$38.8

2009
Quarter 1	03/05/09	03/26/09	$0.0828	$35.3

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock during the first quarter of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2010
Quarter 1	01/14/10	12/24/09	$0.1000	$38.8

2009
Quarter 1	01/14/09	12/24/08	$0.0828	$35.6

NOTE L–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at March 27, 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$0.2	$0.2	$—	$—
Short-term investments [1]	62.4	59.2	3.2	—
Non-current investments [2]	24.9	—	24.9	—
Interest rate swap [2]	1.7	—	1.7	—

Total	$89.2	$59.4	$29.8	$—

Liabilities:
Warrants [3]	$17.1	$—	$—	$17.1

Total	$17.1	$—	$—	$17.1

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2009 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1.2	$1.2	$—	$—
Short-term investments [1]	51.8	48.1	3.7	—
Non-current investments [2]	24.3	—	24.3	—

Total	$77.3	$49.3	$28.0	$—

Liabilities:
Interest rate swap [3]	$6.6	$—	$6.6	$—
Warrants [3]	15.2	—	—	15.2

Total	$21.8	$—	$6.6	$15.2

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the quarter ended March 27, 2010 follows (in millions):

Warrants
Balance as of January 2, 2010	$15.2
Unrealized losses	1.9

Balance as of March 27, 2010	$17.1

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

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the first quarter of 2010, long-lived assets with a carrying value of $25.8 million were written down to their fair value of $8.4 million, resulting in an impairment charge of $17.4 million. During the first quarter of 2009, long-lived assets with a carrying value of $18.2 million were written down to their fair value of $7.1 million, resulting in an impairment charge of $11.1 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have reduced Safeway’s sales. Additionally, in 2009, the Company experienced deflation in certain product categories. These difficult economic conditions may continue for the remainder of 2010.

Net income attributable to Safeway Inc. was $96.0 million ($0.25 per diluted share) for the first quarter of 2010 compared to $144.2 million ($0.34 per diluted share) in the first quarter of 2009.

SALES Same-store sales for the first quarters of 2010 and 2009 were as follows:

	12 Weeks Ended
	March 27, 2010		March 28, 2009
	Comparable- Store Sales (Decreases)	Identical- Store Sales (Decreases)*	Comparable- Store Sales Increases	Identical- Store Sales Increases*
As reported	(1.4)%	(1.4)%	(4.2)%	(4.3)%
Excluding fuel sales	(3.1)%	(3.1)%	(0.7)%	(0.7	)% **

*	Excludes replacement stores.
**	Estimated to be positive 0.2% after excluding the weeks affected by the shift in Easter holiday sales.

Total sales increased 1.0% to $9.3 billion in the first quarter of 2010 compared to $9.2 billion in the first quarter of 2009. This increase was the result of a favorable change in the Canadian exchange rate of $236.1 million (in U.S. Dollars) and a $145.0 million increase in fuel sales, partly offset by a decrease in identical-store sales, excluding fuel. Customer counts and average transaction size decreased during the quarter.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 27, 2010		March 28, 2009
Non-perishables (1)	$4,244.7	45.5%	$4,331.4	46.9%
Perishables (2)	3,521.1	37.7	3,524.8	38.2
Fuel	649.5	7.0	504.5	5.4
Pharmacy	911.8	9.8	875.7	9.5

Total sales and other revenue	$9,327.1	100.0%	$9,236.4	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit declined 31 basis points to 28.41% of sales in the first quarter of 2010 compared to 28.72% of sales in the first quarter of 2009. The impact from fuel sales decreased gross profit margin 26 basis points. The remaining five-basis-point decline was largely the result of increased advertising, partly offset by changes in product mix and improved shrink.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 44 basis points to 26.11% of sales in the first quarter of 2010 from 25.67% of sales in the first quarter of 2009. Higher fuel sales improved operating and expense margin by 39 basis points. This was offset by an 83 basis-point increase in operating and administrative expense margin. This increase was largely the result of lower sales than required to cover cost increases due to both deflation and volume declines. The largest cost increases came from wages, benefits and property retirement and impairment charges.

INTEREST EXPENSE Interest expense declined to $69.7 million in the first quarter of 2010 from $78.2 million in the first quarter of 2009 due to lower average borrowings and lower average interest rates.

INCOME TAX EXPENSE Income tax expense was 35.3% of pre-tax income in the first quarter of 2010 compared to 29.5% in the first quarter of 2009. The income tax rate in 2009 was lower due to the favorable resolution of tax matters.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2009 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, goodwill and income tax contingencies.

New Accounting Pronouncements

See Part I, Item 1, Note B to this report for disclosure of accounting pronouncements which are applicable to the Company.

Liquidity and Financial Resources

Net cash flow used by operating activities was $242.0 million in the first quarter of 2010 compared to $151.0 million in the first quarter of 2009. This was primarily due to a greater decline in third-party gift card payables, net of receivables, in the first quarter of 2010 compared to the first quarter of 2009. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less Safeway’s commissions, to card partners. Excluding the effect of these third-party gift cards, cash flow from operating activities improved to $134.3 million in the first quarter of 2010 from $66.1 million in the first quarter of 2009.

Net cash flow used by investing activities declined to $192.7 million in the first quarter of 2010 from $252.8 million in the first quarter of 2009 because of reduced capital expenditures.

Net cash flow provided by financing activities increased to $416.3 million in the first quarter of 2010 from $131.0 million in the first quarter of 2009 due primarily to a net increase in borrowings.

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

	12 Weeks Ended
	March 27, 2010	March 28, 2009
Net cash flow used by operating activities, as reported	$(242.0)	$(151.0)
Decrease in payables related to third-party gift cards, net of receivables	376.3	217.1

Net cash flow from operating activities, as adjusted	134.3	66.1
Net cash flow used by investing activities	(192.7)	(252.8)

Free cash flow	$(58.4)	$(186.7)

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt and fund share repurchases that management believes will enhance stockholder value.

This non-GAAP financial measure should not be considered as an alternative to net cash flow from operating activities or other increases and decreases in cash as shown on our Consolidated Statements of Cash Flows as a measure of liquidity. Non-GAAP financial measures have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP. Other companies in the Company’s industry may calculate free cash flow differently, limiting its usefulness as a comparative measure.

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. There are approximately 30 banks in the syndicate with individual commitments to lend ranging from approximately $20 million to approximately $115 million. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 27, 2010, the Company was in compliance with these covenant requirements. As of March 27, 2010, there were no borrowings, and letters of credit totaled $46.0 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,554.0 million as of March 27, 2010.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of March 27, 2010, $1.0 billion of securities were available for issuance under the board’s authorization.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $38.8 million and $35.6 million for the first quarters of 2010 and 2009, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the first quarter of 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $6.0 billion approved by the Board of Directors in December 2009. During the first quarter of 2010, Safeway repurchased 4.0 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $99.2 million. The average price per share, excluding commissions, was $24.78. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

CREDIT RATINGS The senior long-term and short-term debt ratings and outlooks currently assigned to unsecured Safeway public debt securities by the rating agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB	F2	Stable
Moody’s Investors Services	Baa2	P-2	Stable
Standard & Poor’s	BBB	A-2	Stable
Dominion Bond Rating Service	BBB	R-2 high	Stable

Investors should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to withdrawal by the rating agency.

Capital Expenditure Program

Safeway invested $192.6 million in capital expenditures in the first quarter of 2010. The Company completed nine Lifestyle remodels and closed 13 stores. For the year, Safeway plans to invest $0.9 to $1.0 billion in capital expenditures, open 20 new Lifestyle stores and complete 80 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; sufficiency of liquidity for the foreseeable future; capital expenditures; the effect of new accounting pronouncements; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

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

•

The availability and terms of financing, including interest rates and our ability to issue commercial paper or public debt or to borrow under our lines of credit as a result of current financial market conditions;

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

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2009 Annual Report on Form 10-K.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended March 27, 2010 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 65 of the Form 10-K included in the 2009 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2010.

Fiscal period	Total number of shares purchased		Average price paid per share[3]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[4]
January 3, 2010 – January 30, 2010	—		—	—	$1,276.6
January 31, 2010 – February 27, 2010	1,270	[1]	$0.01	—	1,276.6
February 28, 2010 – March 27, 2010	4,023,203	[2]	$24.78	4,000,000	1,177.4

TOTAL	4,024,473		$24.77	4,000,000	$1,177.4

[1]	Shares of restricted stock that were repurchased at par in conjunction with an employee’s termination during the period.
[2]

Includes 23,203 shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

[3]	Average price per share excludes commissions. Average price per share excluding the restricted stock referred to in footnote 1 and the withheld restricted shares referred to in footnote 2 was $24.78.
[4]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006, to $5.0 billion in 2008 and then to $6.0 billion in December 2009. From the initiation of the repurchase program in 1999 through the end of the first quarter of 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $4.8 billion, leaving an authorized amount for repurchases of approximately $1.2 billion. The timing and volume of future repurchases, if any, will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: April 30, 2010	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: April 30, 2010	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED MARCH 27, 2010

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

**	Furnished herewith.