Form 10-Q
period 2010-06-19
SAFEWAY INC
filed 2010-07-26
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2010

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

As of July 21, 2010, there were issued and outstanding 381.6 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009
Sales and other revenue	$9,519.5	$9,462.1	$18,846.6	$18,698.5
Cost of goods sold	(6,801.8)	(6,730.6)	(13,479.3)	(13,314.1)

Gross profit	2,717.7	2,731.5	5,367.3	5,384.4

Operating and administrative expense	(2,432.5)	(2,373.9)	(4,867.6)	(4,745.3)

Operating profit	285.2	357.6	499.7	639.1

Interest expense	(69.2)	(77.2)	(138.9)	(155.4)

Other income, net	2.4	3.3	5.7	4.5

Income before income taxes	218.4	283.7	366.5	488.2

Income tax expense	(77.1)	(45.1)	(129.4)	(105.4)

Net income before allocation to noncontrolling interests	141.3	238.6	237.1	382.8

Add noncontrolling interests	—	—	0.2	—

Net income attributable to Safeway Inc.	$141.3	$238.6	$237.3	$382.8

Income per common share attributable to Safeway Inc.
Basic	$0.37	$0.57	$0.62	$0.90

Diluted	$0.37	$0.57	$0.61	$0.90

Weighted average shares outstanding:
Basic	383.6	421.1	385.7	424.6

Diluted	385.7	422.3	387.9	425.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 19, 2010	January 2, 2010
ASSETS
Current assets:
Cash and equivalents	$547.2	$471.5
Receivables	458.0	522.4
Merchandise inventories	2,632.9	2,508.9
Prepaid expenses and other current assets	475.0	322.5

Total current assets	4,113.1	3,825.3

Property	20,417.1	20,248.0
Less accumulated depreciation and amortization	(10,327.2)	(9,965.3)

Property, net	10,089.9	10,282.7

Goodwill	428.1	426.6
Investment in unconsolidated affiliates	174.4	169.9
Other assets	292.7	259.1

Total assets	$15,098.2	$14,963.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 19, 2010	January 2, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$1,009.1	$509.2
Current obligations under capital leases	31.4	31.6
Accounts payable	2,170.8	2,458.9
Accrued salaries and wages	419.9	426.8
Deferred income taxes	103.3	103.1
Other accrued liabilities	603.0	708.2

Total current liabilities	4,337.5	4,237.8

Long-term debt:
Notes and debentures	3,837.3	3,874.3
Obligations under capital leases	471.9	486.6

Total long-term debt	4,309.2	4,360.9

Deferred income taxes	175.1	150.5
Pension and postretirement benefit obligations	650.1	635.4
Accrued claims and other liabilities	656.1	632.6

Total liabilities	10,128.0	10,017.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 597.1 and 592.6 shares issued	6.0	5.9
Additional paid-in capital	4,299.5	4,212.4
Treasury stock at cost: 215.5 and 204.3 shares	(5,931.1)	(5,661.8)
Accumulated other comprehensive income (loss)	36.7	(13.8)
Retained earnings	6,556.5	6,403.7

Total Safeway Inc. equity	4,967.6	4,946.4
Noncontrolling interests	2.6	—

Total equity	4,970.2	4,946.4

Total liabilities and stockholders’ equity	$15,098.2	$14,963.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 19, 2010	June 20, 2009
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$237.1	$382.8
Add noncontrolling interests	0.2	—
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	538.6	532.7
Property impairment charges	30.8	25.4
Share-based employee compensation	26.2	27.4
Excess tax benefit from exercise of stock options	(0.7)	—
Equity in earnings of unconsolidated affiliates	(4.5)	(2.9)
Net pension and post-retirement benefits expense	57.7	67.7
Contributions to pension and post-retirement plans	(8.7)	(13.0)
Loss on property retirements and lease exit costs, net	14.0	13.6
Increase (decrease) in accrued claims and other liabilities	29.4	(2.8)
Amortization of deferred finance costs	2.2	2.2
Deferred income taxes	—	10.3
Other	(0.1)	13.3
Changes in working capital items:
Receivables	21.1	20.4
Inventories at FIFO cost	(116.5)	(36.7)
Prepaid expenses and other current assets	(79.5)	(61.1)
Income taxes	(95.9)	12.0
Payables and accruals	13.8	(121.0)
Payables related to third-party gift cards, net of receivables	(356.1)	(186.2)

Net cash flow provided by operating activities	309.1	684.1

INVESTING ACTIVITIES:
Cash paid for property additions	(384.7)	(445.6)
Proceeds from sale of property	15.4	6.0
Other	(24.3)	(21.6)

Net cash flow used by investing activities	(393.6)	(461.2)

FINANCING ACTIVITIES:
Additions to (payments on) short-term borrowings	0.5	(0.5)
Additions to long-term borrowings	538.9	530.5
Payments on long-term borrowings	(105.9)	(602.7)
Purchase of treasury stock	(268.6)	(250.3)
Dividends paid	(77.6)	(70.9)
Net proceeds from exercise of stock options	68.2	1.3
Excess tax benefit from exercise of stock options	0.7	—
Other	(0.6)	(0.2)

Net cash flow provided (used) by financing activities	155.6	(392.8)

Effect of changes in exchange rates on cash	4.6	6.5

Increase (decrease) in cash and equivalents	75.7	(163.4)

CASH AND EQUIVALENTS:
Beginning of period	471.5	382.8

End of period	$547.2	$219.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 19, 2010 and June 20, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 19, 2010 are not necessarily indicative of the results expected for the full year.

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

Vendor Allowances

Vendor allowances totaled $626.7 million for the second quarter of 2010 and $598.7 million for the second quarter of 2009. Vendor allowances totaled $1.3 billion for the first 24 weeks of 2010 and $1.2 billion for the first 24 weeks of 2009. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended		24 Weeks Ended
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009
Net income before allocation to noncontrolling interests	$141.3	$238.6	$237.1	$382.8
Foreign currency translation adjustments, net of tax	(5.0)	117.7	26.9	44.9
Recognition of pension actuarial loss, net of tax	10.8	12.9	22.6	25.7
Other, net of tax	0.4	0.9	1.0	(1.8)

Comprehensive income including noncontrolling interests	$147.5	$370.1	$287.6	$451.6
Comprehensive income attributable to noncontrolling interests	—	—	0.2	—

Comprehensive income attributable to Safeway Inc.	$147.5	$370.1	$287.8	$451.6

Noncontrolling interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on noncontrolling interests in consolidated financial statements. This guidance requires that (1) noncontrolling interests be reported as a separate component of equity; (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations; (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance was effective for Safeway for the first quarter of fiscal 2009. However, due to the immateriality of the noncontrolling interests in 2009, the Company did not adopt this guidance until the first quarter of 2010. If Safeway had adopted the guidance in fiscal 2009, income attributable to noncontrolling interests, net of tax, would have been $2.2 million for the year, most of which was generated in the fourth quarter. Additionally, noncontrolling interests would have reduced accrued claims and other liabilities by $4.3 million, increased equity by $2.8 million and increased noncurrent deferred tax liability by $1.5 million. Fiscal 2009 results were not restated due to the insignificance of these amounts.

NOTE B–NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 fair value measurements and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. Safeway adopted this guidance effective the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Safeway for the first quarter of fiscal 2011 and are not expected to have a material impact on Safeway’s consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $12.0 million and $12.6 million in the second quarter of 2010 and 2009, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $26.2 million and $27.4 million for the first 24 weeks of 2010 and 2009, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the second quarter, by year, are as follows:

	2010	2009
Expected life (in years)	6.5	6.5
Expected stock volatility	30.3% – 30.7%	36.8% – 40.2%
Risk-free interest rate	3.02% – 3.10%	2.35% – 2.54%
Expected dividend yield during the expected term	1.8% – 1.9%	1.3%

NOTE D–INCOME PER SHARE

Basic income per share is calculated on the basis of weighted average outstanding common shares. Diluted income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock awards and other dilutive securities.

The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 19, 2010		June 20, 2009
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$141.3	$141.3	$238.6	$238.6

Weighted average common shares outstanding	383.6	383.6	421.1	421.1

Common share equivalents	2.1		1.2

Weighted average shares outstanding	385.7		422.3

Income per share	$0.37	$0.37	$0.57	$0.57

Anti-dilutive shares totaling 22.8 million and 36.8 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 19, 2010 and June 20, 2009, respectively.

	24 Weeks Ended
	June 19, 2010		June 20, 2009
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$237.3	$237.3	$382.8	$382.8

Weighted average common shares outstanding	385.7	385.7	424.6	424.6

Common share equivalents	2.2		1.1

Weighted average shares outstanding	387.9		425.7

Income per share	$0.61	$0.62	$0.90	$0.90

Anti-dilutive shares totaling 21.8 million and 34.9 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 19, 2010 and June 20, 2009, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 24 weeks of 2010 by geographic area is as follows (in millions):

	2010
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$93.5		$4,417.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	93.5		426.6

Activity during the first 24 weeks of 2010:
Other adjustments	—	1.5	(1)	1.5

	—	1.5		1.5

Balance at June 19, 2010:
Goodwill	4,324.4	95.0		4,419.4
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance at June 19, 2010	$333.1	$95.0		$428.1

(1)	Represents foreign currency translation adjustments in Canada.

NOTE F–FINANCING

Notes and debentures were composed of the following at June 19, 2010 and January 2, 2010 (in millions):

	June 19, 2010	January 2, 2010
Commercial paper	$498.7	$50.0
Other bank borrowings, unsecured	2.6	2.1
Mortgage notes payable, secured	16.1	14.9
4.95% Senior Notes due 2010, unsecured	500.0	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.8	22.1
Interest rate swap fair value adjustment	7.0	(6.6)
Unamortized deferred gain on swap termination	0.2	1.0

	4,846.4	4,383.5
Less current maturities	(1,009.1)	(509.2)

Long-term portion	$3,837.3	$3,874.3

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

Fair Value Hedges In December 2009, the Company effectively converted $800 million of its 5.80% fixed-rate debt due 2012 to floating-rate debt through interest rate swap agreements. These interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The change in the fair value of the hedged debt is recognized as an increase or decrease in interest expense and, on the balance sheet, as an increase or decrease in debt (see Note F). The offsetting change in the fair value of the swap is also recognized as an increase or decrease in interest expense and, on the balance sheet, as a change to other assets or accrued claims and other liabilities.

The adjustments to interest expense from the change in fair value of the interest rate swap and the hedged debt are as follows (in millions):

	12 Weeks Ended June 19, 2010		24 Weeks Ended June 19, 2010
Income statement classification	Gain on interest rate swaps	Loss on debt	Gain on interest rate swaps	Loss on debt
Interest expense	$5.3	$(5.3)	$13.6	$(13.6)

The fair value and the balance sheet presentation of derivative instruments as of June 19, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$7.0

Total derivative assets		$7.0

The fair value and the balance sheet presentation of derivative instruments as of January 2, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative liabilities designated as hedges:
Interest rate swaps	Accrued claims and other liabilities	$6.6

Total derivative liabilities		$6.6

NOTE H–TAXES ON INCOME

Income tax expense was reduced by $57.8 million in the second quarter of 2009 for previously unrecognized tax benefits and related interest income. The recognition of this item was due to the settlement of a claim with the Internal Revenue Service with respect to the 2002 and 2003 impairment of the Company’s investment in Dominick’s.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE I–PENSION AND POST-RETIREMENT PLANS

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	June 19, 2010		June 20, 2009
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(29.5)	$—	$(25.3)	$—
Service cost	8.3	0.6	10.5	0.4
Interest cost	29.5	1.6	26.9	1.6
Amortization of prior service cost	4.0	—	4.6	—
Amortization of unrecognized losses	12.8	0.5	15.1	0.3

Total	$25.1	$2.7	$31.8	$2.3

	24 Weeks Ended
	June 19, 2010		June 20, 2009
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(57.8)	$—	$(50.4)	$—
Service cost	16.6	1.1	20.2	0.7
Interest cost	58.4	3.3	53.7	3.1
Amortization of prior service cost	8.0	—	9.1	—
Amortization of unrecognized losses	27.0	1.1	30.6	0.7

Total	$52.2	$5.5	$63.2	$4.5

The Company made approximately $8.7 million of contributions to its defined benefit pension plan trusts and the Retirement Restoration Plan, in the first 24 weeks of 2010. For the remainder of 2010, Safeway currently anticipates contributing an additional $9.3 million to these trusts and plan.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2010
Quarter 2	05/19/10	06/24/10	$0.1200	$45.8	$84.6
Quarter 1	03/10/10	03/25/10	0.1000	38.8	38.8

2009
Quarter 2	04/29/09	06/25/09	$0.1000	$41.6	$76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the second quarters of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2010
Quarter 2	04/15/10	03/25/10	$0.1000	$38.8	$77.6
Quarter 1	01/14/10	12/24/09	0.1000	38.8	38.8

2009
Quarter 2	04/16/09	03/26/09	$0.0828	$35.3	$70.9
Quarter 1	01/14/09	12/24/08	0.0828	35.6	35.6

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at June 19, 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$88.5	$88.4	$0.1	$—
Non-current investments [2]	27.2	—	27.2	—
Interest rate swap [2]	7.0	—	7.0	—

Total	$122.7	$88.4	$34.3	$—

Liabilities:
Warrants [3]	$17.6	$—	$—	$17.6

Total	$17.6	$—	$—	$17.6

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2009 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1.2	$1.2	$—	$—
Short-term investments [1]	51.8	48.1	3.7	—
Non-current investments [2]	24.3	—	24.3	—

Total	$77.3	$49.3	$28.0	$—

Liabilities:
Interest rate swap [3]	$6.6	$—	$6.6	$—
Warrants [3]	15.2	—	—	15.2

Total	$21.8	$—	$6.6	$15.2

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the 24 weeks ended June 19, 2010 follows (in millions):

Warrants
Balance as of January 2, 2010	$15.2
Additions	0.1
Unrealized losses	2.3

Balance as of June 19, 2010	$17.6

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

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the second quarter of 2010, long-lived assets with a carrying value of $26.9 million, primarily store assets, were written down to their fair value of $13.5 million, resulting in an impairment charge of $13.4 million. For the first 24 weeks of 2010, long-lived assets with a carrying value of $52.7 million, primarily store assets, were written down to their fair value of $21.9 million, resulting in an impairment charge of $30.8 million. During the second quarter of 2009, long-lived assets with a carrying value of $18.9 million, primarily store assets, were written down to their fair value of $4.6 million, resulting in an impairment charge of $14.3 million. For the first 24 weeks of 2009, long-lived assets with a carrying value of $37.1 million, primarily store assets, were written down to their fair value of $11.7 million, resulting in an impairment charge of $25.4 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have reduced Safeway’s sales. Additionally, the Company has experienced deflation in certain product categories. These difficult economic conditions may continue for the remainder of 2010.

Net income attributable to Safeway Inc. was $141.3 million ($0.37 per diluted share) for the second quarter of 2010 compared to $238.6 million ($0.57 per diluted share) in the second quarter of 2009. Earnings in the second quarter of 2009 included a $57.8 million tax benefit ($0.14 per diluted share) from the resolution of a tax matter.

SALES AND OTHER REVENUE Same-store sales decreases for the second quarters of 2010 and 2009 were as follows:

	12 Weeks Ended
	June 19, 2010		June 20, 2009
	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*
As reported	(1.0%)	(1.2%)	(5.5%)	(5.6%)
Excluding fuel sales	(2.3%)	(2.5%)	(1.5%)	(1.5	%)**

*	Excludes replacement stores.
**	Negative 2.2% after excluding the weeks affected by the shift in Easter holiday sales.

Total sales were $9.5 billion in the second quarter of 2010, essentially flat compared to $9.5 billion in the second quarter of 2009. A favorable change in the Canadian exchange rate of $182.9 million (in U.S. Dollars) and a $107.7 million increase in fuel sales were largely offset by a 2.5% decline in identical-store sales, excluding fuel. Customer counts increased slightly while average transaction size decreased during the quarter.

At the end of the second quarter of 2010, Safeway had 1,396 Lifestyle stores compared to 1,324 at the end of the second quarter of 2009.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	June 19, 2010		June 20, 2009
Non-perishables (1)	$4,233.7	44.5%	$4,359.5	46.1%
Perishables (2)	3,656.2	38.4	3,605.5	38.1
Fuel	728.4	7.6	620.7	6.5
Pharmacy	901.2	9.5	876.4	9.3

Total sales and other revenue	$9,519.5	100.0%	$9,462.1	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Gross profit declined 32 basis points to 28.55% of sales in the second quarter of 2010 compared to 28.87% of sales in the second quarter of 2009. This decline was largely the result of investments in price carried forward from the second half of fiscal 2009 and increased advertising. Fuel sales had almost no impact on the decline in gross profit margin.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 46 basis points to 25.55% of sales in the second quarter of 2010 from 25.09% of sales in the second quarter of 2009. Excluding the 31 basis point impact of higher fuel sales in the second quarter of 2010, operating and administrative expense margin increased 77 basis points. This increase was largely the result of deflation coupled with expected increases in wages and benefits, including a $14.5 million employee buyout in the second quarter of 2010. Excluding the 16 basis point impact of the employee buyout, operating and administrative expense margin, excluding fuel, increased 61 basis points.

INTEREST EXPENSE Interest expense declined to $69.2 million in the second quarter of 2010 from $77.2 million in the second quarter of 2009 due to lower average borrowings and lower average interest rates.

INCOME TAXES Income tax expense was 35.3% of pre-tax income in the second quarter of 2010 compared to 15.9% in the second quarter of 2009. The income tax rate in 2009 was lower due to a benefit of $57.8 million from the favorable resolution of a tax matter.

24-WEEKS ENDED JUNE 19, 2010 COMPARED WITH 24-WEEKS ENDED JUNE 20, 2009

Net income for the first 24 weeks of 2010 was $237.3 million ($0.61 per diluted share) compared to $382.8 million ($0.90 per diluted share) in the first 24 weeks of 2009.

The gross profit margin was 28.48% in the first 24 weeks of 2010 compared to 28.80% in the first 24 weeks of 2009. Operating and administrative expense margin was 25.83% in the first 24 weeks of 2010 compared to 25.38% in the first 24 weeks of 2009.

Same-store sales decreases through the second quarters of 2010 and 2009 were as follows:

	24 Weeks Ended
	June 19, 2010		June 20, 2009
	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*
As reported	(1.2%)	(1.3%)	(4.8%)	(4.9%)
Excluding fuel sales	(2.7%)	(2.8%)	(1.1%)	(1.1%)

*	Excludes replacement stores.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents sales revenue by type of similar product (dollars in millions):

	24 Weeks Ended
	June 19, 2010		June 20, 2009
Non-perishables (1)	$8,478.4	45.0%	$8,690.9	46.5%
Perishables (2)	7,177.3	38.1	7,130.2	38.1
Fuel	1,377.9	7.3	1,125.3	6.0
Pharmacy	1,813.0	9.6	1,752.1	9.4

Total sales and other revenue	$18,846.6	100.0%	$18,698.5	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Liquidity and Financial Resources

Net cash flow provided by operating activities was $309.1 million in the first 24 weeks of 2010 compared to $684.1 million in the first 24 weeks of 2009. This was primarily due to a decline in third-party gift card payables, net of receivables, lower net income and increased income tax payments.

Net cash flow used by investing activities declined to $393.6 million in the first 24 weeks of 2010 from $461.2 million in the first 24 weeks of 2009 because of reduced capital expenditures.

Net cash flow provided by financing activities increased to $155.6 million in the first 24 weeks of 2010 from a use of $392.8 million in the first 24 weeks of 2009 due primarily to a net increase in borrowings.

Based upon the current level of operations, management believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program and its Credit Agreement, referred to below, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

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

	12 Weeks Ended		24 Weeks Ended
(in millions)	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009
Net cash flow provided by operating activities, as reported	$551.1	$835.1	$309.1	$684.1
(Increase) decrease in payables related to third-party gift cards, net of receivables	(20.2)	(30.9)	356.1	186.2

Net cash flow from operating activities, as adjusted	530.9	804.2	665.2	870.3
Net cash flow used by investing activities	(200.9)	(208.4)	(393.6)	(461.2)

Free cash flow	$330.0	$595.8	$271.6	$409.1

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt, fund share repurchases and pay dividends that management believes will enhance stockholder value.

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

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of June 19, 2010, the Company was in compliance with these covenant requirements. As of June 19, 2010, there were no borrowings outstanding and $81.4 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,518.6 million as of June 19, 2010.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of June 19, 2010, $1.0 billion of securities were available for issuance under the board’s authorization.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $38.8 million and $35.3 million for the second quarters of 2010 and 2009, respectively. Year-to-date dividends paid on common stock totaled $77.6 million and $70.9 million for 2010 and 2009, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the second quarter of 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.0 billion, leaving an authorized amount for repurchases of approximately $1.0 billion. This includes an increase in the total authorized level of the repurchase program by $1.0 billion to $6.0 billion approved by the Board of Directors in December 2009. During the second quarter of 2010, Safeway repurchased 7.1 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $169.4 million. The average price per share, excluding commissions, was $23.76. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Capital Expenditure Program

Safeway invested $192.1 million in capital expenditures in the second quarter of 2010. The Company opened five new stores, completed 17 Lifestyle remodels and closed five stores. For the year, Safeway plans to invest $0.9 to $1.0 billion in capital expenditures, open approximately 15 new Lifestyle stores and complete approximately 60 Lifestyle remodels.

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

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk subsidiary;

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of a key member of senior management;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our Lifestyle stores.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended June 19, 2010 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Safeway 401(k) Savings Plan (the “Plan”) includes shares of the Company’s common stock as an investment choice for participants. The Plan trustee purchases shares of Company common stock on the open market, or acquires shares through intraplan transfers, and then allocates the shares to participants’ Plan accounts at the election of participants. The Company is required to register the sale of its shares of common stock to Plan participants. In March 2002, the Company filed a Form S-8 (File No. 333-85132) to register 700,000 shares of Company common stock under the Plan. In July 2010, the Company determined that more than the 700,000 registered shares of Company common stock were allocated to Plan participant accounts. In the past three years, from the period from July 1, 2007 to June 21, 2010, we believe that an aggregate of approximately 822,000 shares of Company common stock were sold under the Plan through intraplan transfers or open market purchases by the Plan trustee that were not registered under the Securities Act of 1933. During that timeframe, the Company’s common stock price ranged from a low of $17.19 per share to a high of $37.14 per share. The Company did not receive any consideration in connection with such sales, which were funded with participants’ contributions to the Plan. Prior to July 1, 2007, additional shares that were not registered were sold under the Plan to Plan participants.

On June 22, 2010, the Company filed a Form S-8 (File No. 333-167681) to register 1,000,000 additional shares of Safeway common stock under the Plan.

SAFEWAY INC. AND SUBSIDIARIES

The following table contains information for shares repurchased during the second quarter of 2010.

Fiscal period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
March 28, 2010 – April 24, 2010	1,833	$25.34	—	$1,177.4
April 25, 2010 – May 22, 2010	7,125,000	23.76	7,125,000	1,008.0
May 23, 2010 – June 19, 2010	—	—	—	1,008.0

Total	7,126,833	$23.76	7,125,000	$1,008.0

[1]

Includes 1,833 shares withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

[2]	Average price per share excludes commissions. Average price per share excluding the shares referred to in footnote 1 above was $23.76.
[3]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006, to $5.0 billion in 2008 and then to $6.0 billion in December 2009. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.0 billion, leaving an authorized amount for repurchases of approximately $1.0 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 3.2	Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 3.3	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 19, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: July 26, 2010	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 26, 2010	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED JUNE 19, 2010

Exhibit 3.2	Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 3.3	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 19, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.