Form 10-Q/A
period 2010-06-19
SAFEWAY INC
filed 2010-08-16
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

SAFEWAY INC. AND SUBSIDIARIES

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Safeway’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 2010 is to furnish Exhibit 101 to the Form 10-Q which was filed with the Securities and Exchange Commission on July 26, 2010. Exhibit 101 to this report provides the following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 19, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited, and these are not the official publicly filed financial statements of Safeway Inc. Investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 3.2	Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 3.3	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.1 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.2 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 32	Section 1350 Certifications (previously filed as Exhibit 32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 19, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: August 16, 2010	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q/A FOR THE PERIOD

ENDED JUNE 19, 2010

Exhibit 3.2	Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 3.3	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.1 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification (previously filed as Exhibit 31.2 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 32	Section 1350 Certifications (previously filed as Exhibit 32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2010).

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 19, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Furnished herewith.

5