Form 10-Q
period 2010-09-11
SAFEWAY INC
filed 2010-10-18
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2010

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

As of October 13, 2010, there were issued and outstanding 372.8 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Sales and other revenue	$9,399.6	$9,458.3	$28,246.2	$28,156.8
Cost of goods sold	(6,755.0)	(6,784.2)	(20,234.3)	(20,098.3)

Gross profit	2,644.6	2,674.1	8,011.9	8,058.5

Operating and administrative expense	(2,402.2)	(2,396.0)	(7,269.8)	(7,141.3)

Operating profit	242.4	278.1	742.1	917.2

Interest expense	(69.4)	(78.3)	(208.3)	(233.7)

Other income, net	4.8	1.5	10.5	6.0

Income before income taxes	177.8	201.3	544.3	689.5

Income tax expense	(55.1)	(72.5)	(184.5)	(177.9)

Net income before allocation to noncontrolling interests	122.7	128.8	359.8	511.6

Add noncontrolling interests	0.1	—	0.3	—

Net income attributable to Safeway Inc.	$122.8	$128.8	$360.1	$511.6

Income per common share attributable to Safeway Inc.
Basic	$0.33	$0.31	$0.94	$1.22

Diluted	$0.33	$0.31	$0.94	$1.21

Weighted average shares outstanding:
Basic	376.0	411.3	382.5	420.1

Diluted	376.8	411.9	383.9	421.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	Sept. 11, 2010	January 2, 2010
ASSETS
Current assets:
Cash and equivalents	$632.9	$471.5
Receivables	410.2	522.4
Merchandise inventories	2,570.4	2,508.9
Prepaid expenses and other current assets	372.2	322.5

Total current assets	3,985.7	3,825.3

Property	20,315.1	20,248.0
Less accumulated depreciation and amortization	(10,351.1)	(9,965.3)

Property, net	9,964.0	10,282.7

Goodwill	427.8	426.6
Investment in unconsolidated affiliates	177.6	169.9
Other assets	300.9	259.1

Total assets	$14,856.0	$14,963.6

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	Sept. 11, 2010	January 2, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$510.1	$509.2
Current obligations under capital leases	31.2	31.6
Accounts payable	2,024.6	2,458.9
Accrued salaries and wages	417.4	426.8
Deferred income taxes	103.3	103.1
Other accrued liabilities	640.3	708.2

Total current liabilities	3,726.9	4,237.8

Long-term debt:
Notes and debentures	4,285.9	3,874.3
Obligations under capital leases	464.6	486.6

Total long-term debt	4,750.5	4,360.9

Deferred income taxes	181.7	150.5
Pension and postretirement benefit obligations	657.5	635.4
Accrued claims and other liabilities	662.9	632.6

Total liabilities	9,979.5	10,017.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 597.1 and 592.6 shares issued	6.0	5.9
Additional paid-in capital	4,300.5	4,212.4
Treasury stock at cost: 224.3 and 204.3 shares	(6,113.6)	(5,661.8)
Accumulated other comprehensive income (loss)	45.8	(13.8)
Retained earnings	6,634.6	6,403.7

Total Safeway Inc. equity	4,873.3	4,946.4
Noncontrolling interests	3.2	—

Total equity	4,876.5	4,946.4

Total liabilities and stockholders’ equity	$14,856.0	$14,963.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	Sept. 11, 2010	Sept. 12, 2009
OPERATING ACTIVITIES:
Net income	$359.8	$511.6
Add noncontrolling interests	0.3	—
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	806.1	803.1
Property impairment charges	48.7	45.2
Share-based employee compensation	37.3	41.4
Excess tax benefit from exercise of stock options	(0.7)	—
Equity in earnings of unconsolidated affiliates	(7.7)	(5.9)
Net pension and post-retirement benefits expense	86.6	96.2
Contributions to pension and post-retirement plans	(11.7)	(18.1)
(Gain) loss on property retirements and lease exit costs, net	(1.4)	18.8
Increase in accrued claims and other liabilities	38.5	4.3
Amortization of deferred finance costs	3.3	3.3
Deferred income taxes	—	10.2
Other	0.2	16.8
Changes in working capital items:
Receivables	34.0	47.6
Inventories at FIFO cost	(55.4)	27.1
Prepaid expenses and other current assets	0.9	3.3
Income taxes	(69.4)	92.2
Payables and accruals	(63.9)	(204.8)
Payables related to third-party gift cards, net of receivables	(358.9)	(205.0)

Net cash flow provided by operating activities	846.6	1,287.3

INVESTING ACTIVITIES:
Cash paid for property additions	(555.4)	(602.8)
Proceeds from sale of property	43.9	7.1
Other	(39.1)	(31.8)

Net cash flow used by investing activities	(550.6)	(627.5)

FINANCING ACTIVITIES:
Additions to (payments on) short-term borrowings, net	1.1	(0.9)
Additions to long-term borrowings	1,461.9	1,033.6
Payments on long-term borrowings	(1,091.5)	(1,168.1)
Purchase of treasury stock	(451.1)	(441.8)
Dividends paid	(123.4)	(112.5)
Net proceeds from exercise of stock options	69.1	3.3
Excess tax benefit from exercise of stock options	0.7	—
Income tax refund related to prior years' debt financing	—	16.8
Other	(6.4)	(7.8)

Net cash flow used by financing activities	(139.6)	(677.4)

Effect of changes in exchange rates on cash	5.0	15.1

Increase (decrease) in cash and equivalents	161.4	(2.5)

CASH AND EQUIVALENTS:
Beginning of period	471.5	382.8

End of period	$632.9	$380.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 11, 2010 and September 12, 2009 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 11, 2010 are not necessarily indicative of the results expected for the full year.

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

Vendor Allowances

Vendor allowances totaled $636.9 million for the third quarter of 2010 and $588.8 million for the third quarter of 2009. Vendor allowances totaled $2.0 billion for the first 36 weeks of 2010 and totaled $1.8 billion for the first 36 weeks of 2009. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended		36 Weeks Ended
	Sept. 11, 2010	Sept 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net income before allocation to noncontrolling interests	$122.7	$128.8	$359.8	$511.6
Foreign currency translation adjustments, net of tax	(2.9)	93.5	24.0	138.4
Recognition of pension actuarial loss, net of tax	11.3	12.1	33.9	37.8
Other, net of tax	0.7	0.7	1.9	(1.1)

Comprehensive income including noncontrolling interests	$131.8	$235.1	$419.6	$686.7
Comprehensive income attributable to noncontrolling interests	0.1	—	0.3	—

Comprehensive income attributable to Safeway Inc.	$131.9	$235.1	$419.9	$686.7

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $11.2 million and $14.0 million in the third quarter of 2010 and 2009, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $37.3 million and $41.4 million for the first 36 weeks of 2010 and 2009, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the third quarter, by year, are as follows:

	2010	2009
Expected life (in years)	6.5	6.5
Expected stock volatility	30.3% – 31.2%	33.6% – 40.2%
Risk-free interest rate	2.37% – 3.10%	2.35% – 3.20%
Expected dividend yield during the expected term	1.8% – 2.2%	1.3% – 1.8%

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

The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 11, 2010		September 12, 2009
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$122.8	$122.8	$128.8	$128.8

Weighted average common shares outstanding	376.0	376.0	411.3	411.3

Common share equivalents	0.8		0.6

Weighted average shares outstanding	376.8		411.9

Income per share	$0.33	$0.33	$0.31	$0.31

Anti-dilutive shares totaling 35.5 million and 39.6 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 11, 2010 and September 12, 2009, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	36 Weeks Ended
	September 11, 2010		September 12, 2009
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$360.1	$360.1	$511.6	$511.6

Weighted average common shares outstanding	382.5	382.5	420.1	420.1

Common share equivalents	1.4		1.1

Weighted average shares outstanding	383.9		421.2

Earnings per share	$0.94	$0.94	$1.21	$1.22

Anti-dilutive shares totaling 32.0 million and 35.4 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 11, 2010 and September 12, 2009, respectively.

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2010 by geographic area is as follows (in millions):

	2010
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$93.5		$4,417.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	93.5		426.6

Activity during the first 36 weeks of 2010:
Other adjustments	—	1.2	(1)	1.2

	—	1.2		1.2

Balance at Sept. 11, 2010:
Goodwill	4,324.4	94.7		4,419.1
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance at Sept. 11, 2010	$333.1	$94.7		$427.8

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F–FINANCING

Notes and debentures were composed of the following (in millions):

	Sept. 11, 2010	January 2, 2010
Commercial paper	$443.8	$50.0
Other bank borrowings, unsecured	3.2	2.1
Mortgage notes payable, secured	15.6	14.9
4.95% Senior Notes due 2010, unsecured	—	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.7	22.1
Interest rate swap fair value adjustment	11.7	(6.6)
Unamortized deferred gain on swap termination	—	1.0

	4,796.0	4,383.5
Less current maturities	(510.1)	(509.2)

Long-term portion	$4,285.9	$3,874.3

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G–FINANCIAL INSTRUMENTS

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

The adjustments to interest expense from the change in fair value of the interest rate swap and the hedged debt are as follows (in millions):

	12 Weeks Ended Sept. 11, 2010		36 Weeks Ended Sept. 11, 2010
Income statement classification	Gain on interest rate swaps	Loss on debt	Gain on interest rate swaps	Loss on debt
Interest expense	$4.7	$(4.7)	$18.3	$(18.3)

The fair value and the balance sheet presentation of derivative instruments as of September 11, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$11.7

Total derivative assets		$11.7

The fair value and the balance sheet presentation of derivative instruments as of January 2, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative liabilities designated as hedges:
Interest rate swaps	Accrued claims and other liabilities	$6.6

Total derivative liabilities		$6.6

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE H–PENSION AND POST-RETIREMENT PLANS

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	Sept. 11, 2010		Sept. 12, 2009
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(28.7)	$—	$(25.8)	$—
Service cost	8.3	0.6	7.1	0.3
Interest cost	29.0	1.6	26.1	1.6
Amortization of prior service cost	4.0	—	4.5	—
Amortization of unrecognized losses	13.5	0.6	14.3	0.4

Total	$26.1	$2.8	$26.2	$2.3

	36 Weeks Ended
	Sept. 11, 2010		Sept. 12, 2009
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(86.2)	$—	$(76.2)	$—
Service cost	25.0	1.6	27.3	1.0
Interest cost	87.0	5.0	79.8	4.7
Amortization of prior service cost	12.0	—	13.6	—
Amortization of unrecognized losses	40.5	1.7	44.9	1.1

Total	$78.3	$8.3	$89.4	$6.8

The Company made approximately $11.7 million of contributions to its defined benefit pension plan trusts and the Retirement Restoration Plan, in the first 36 weeks of 2010. For the remainder of 2010, Safeway currently anticipates contributing an additional $6.9 million to these trusts and plan.

NOTE I–CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 65 of the Form 10-K included in the 2009 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters, except as follows:

In the case entitled State of California, ex rel. Jerry Brown v. Safeway Inc. dba Vons, et al., on August 17, 2010, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit, by a 2-1 vote, reversed the district court judgment in favor of the defendants on the State’s antitrust claim and remanded the case for entry of judgment in favor of the State and for any further proceedings consistent with the court’s decision. On September 30, 2010, the defendants filed a petition for rehearing and rehearing en banc with the Ninth Circuit.

It is management’s opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s financial statements taken as a whole.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Guarantees

Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2009 Annual Report on Form 10-K, provides information on guarantees required under FIN No. 45.

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock through the third quarters of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2010
Quarter 3	08/24/10	09/23/10	$0.1200	$44.7	$129.3
Quarter 2	05/19/10	06/24/10	0.1200	45.8	84.6
Quarter 1	03/10/10	03/25/10	0.1000	38.8	38.8

2009
Quarter 3	08/25/09	09/24/09	$0.1000	$40.6	$117.5
Quarter 2	04/29/09	06/25/09	0.1000	41.6	76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the third quarters of fiscal 2010 and 2009.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2010
Quarter 3	07/15/10	06/24/10	$0.1200	$45.8	$123.4
Quarter 2	04/15/10	03/25/10	0.1000	38.8	77.6
Quarter 1	01/14/10	12/24/09	0.1000	38.8	38.8

2009
Quarter 3	07/16/09	06/25/09	$0.1000	$41.6	$112.5
Quarter 2	04/16/09	03/26/09	0.0828	35.3	70.9
Quarter 1	01/14/09	12/24/08	0.0828	35.6	35.6

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at September 11, 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$50.8	$50.6	$0.2	$—
Non-current investments [2]	29.3	—	29.3	—
Interest rate swap [2]	11.7	—	11.7	—

Total	$91.8	$50.6	$41.2	$—

Liabilities:
Other [3]	$3.0	$—	$—	$3.0
Warrants [3]	19.0	—	—	19.0

Total	$22.0	$—	$—	$22.0

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2009 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1.2	$1.2	$—	$—
Short-term investments [1]	51.8	48.1	3.7	—
Non-current investments [2]	24.3	—	24.3	—

Total	$77.3	$49.3	$28.0	$—

Liabilities:
Interest rate swap [3]	$6.6	$—	$6.6	$—
Warrants [3]	15.2	—	—	15.2

Total	$21.8	$—	$6.6	$15.2

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.
3	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the 36 weeks ended September 11, 2010 follows (in millions):

	Other	Warrants	Total
Balance as of January 2, 2010	$—	$15.2	$15.2
Additions	3.0	0.1	3.1
Unrealized losses	—	3.7	3.7

Balance as of September 11, 2010	$3.0	$19.0	$22.0

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

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the third quarter of 2010, long-lived assets with a carrying value of $21.9 million, primarily store assets, were written down to their fair value of $4.0 million, resulting in an impairment charge of $17.9 million. For the first 36 weeks of 2010, long-lived assets with a carrying value of $74.6 million, primarily store assets, were written down to their fair value of $25.9 million, resulting in an impairment charge of $48.7 million. During the third quarter of 2009, long-lived assets with a carrying value of $22.2 million, primarily store assets, were written down to their fair value of $2.3 million, resulting in an impairment charge of $19.9 million. For the first 36 weeks of 2009, long-lived assets with a carrying value of $59.4 million, primarily store assets, were written down to their fair value of $14.2 million, resulting in an impairment charge of $45.2 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have reduced Safeway’s sales. Additionally, the Company has experienced deflation in certain product categories. These difficult economic conditions may continue for the remainder of 2010 and into 2011.

Net income was $122.8 million ($0.33 per diluted share) for the third quarter of 2010 compared to net income of $128.8 million ($0.31 per diluted share) for the third quarter of 2009. Results for the third quarter of 2010 include $12 million ($0.02 per diluted share) of employee severance charges and a lower tax rate compared to the third quarter of 2009.

SALES AND OTHER REVENUE Same-store sales decreases for the third quarters of 2010 and 2009 were as follows:

	12 Weeks Ended
	September 11, 2010		September 12, 2009
	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*
As reported	(1.1%)	(1.4%)	(6.3%)	(6.4%)
Excluding fuel sales	(1.7%)	(2.0%)	(3.0%)	(3.0%)

*	Excludes replacement stores.

Total sales were $9.4 billion in the third quarter of 2010, down slightly compared to $9.5 billion in the third quarter of 2009. A 2.0% decline in identical-store sales, excluding fuel, and reduced sales from store closures were partly offset by a favorable change in the Canadian exchange rate of $84.4 million and a $48.4 million increase in fuel sales. The number of transactions was flat, and average transaction size decreased during the quarter.

At the end of the third quarter of 2010, Safeway had 1,408 Lifestyle stores compared to 1,345 at the end of the third quarter of 2009.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	September 11, 2010		September 12, 2009
Non-perishables (1)	$4,227.5	45%	$4,347.6	46%
Perishables (2)	3,541.0	38%	3,525.9	37%
Pharmacy	870.3	9%	872.4	9%
Fuel	760.8	8%	712.4	8%

Total sales and other revenue	$9,399.6	100%	$9,458.3	100%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit declined 13 basis points to 28.14% of sales in the third quarter of 2010 compared to 28.27% of sales in the third quarter of 2009. Excluding the 13 basis point impact from fuel sales, gross profit margin was flat. Investments in price carried forward from the second half of fiscal 2009 and $12 million of employee severance charges were offset by reduced advertising and improvement in shrink.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense was $2.4 billion in the third quarter of 2010, essentially flat compared to the third quarter of 2009. Operating and administrative expense increased 23 basis points to 25.56% of sales in the third quarter of 2010 from 25.33% of sales in the third quarter of 2009. Excluding the 14 basis point impact of higher fuel sales in the third quarter of 2010, operating and administrative expense margin increased 37 basis points. This increase was largely the result of lower sales coupled with expected increases in wages and benefits, partly offset by lower losses from the combination of property disposals and impairment.

INTEREST EXPENSE Interest expense declined to $69.4 million in the third quarter of 2010 from $78.3 million in the third quarter of 2009 due to lower average interest rates and lower average borrowings.

INCOME TAXES Income tax expense was 31.0% of pre-tax income in the third quarter of 2010 compared to 36.0% in the third quarter of 2009. The income tax rate in 2010 was lower due to benefits from several individually immaterial items.

36-WEEKS ENDED SEPTEMBER 11, 2010 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 12, 2009

Net income for the first 36 weeks of 2010 was $360.1 million ($0.94 per diluted share) compared to $511.6 million ($1.21 per diluted share) in the first 36 weeks of 2009. The first 36 weeks of 2009 included a $73.9 million tax benefit from the favorable resolution of tax matters.

The gross profit margin was 28.36% in the first 36 weeks of 2010 compared to 28.62% in the first 36 weeks of 2009. Operating and administrative expense margin was 25.74% in the first 36 weeks of 2010 compared to 25.36% in the first 36 weeks of 2009.

Same-store sales decreases through the third quarters of 2010 and 2009 were as follows:

	36 Weeks Ended
	September 11, 2010		September 12, 2009
	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*	Comparable- Store Sales Decreases	Identical-Store Sales Decreases*
As reported	(1.2%)	(1.3%)	(5.3%)	(5.4%)
Excluding fuel sales	(2.4%)	(2.5%)	(1.7%)	(1.7%)

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	36 Weeks Ended
	September 11, 2010		September 12, 2009
Non-perishables (1)	$12,705.9	45%	$13,038.6	46%
Perishables (2)	10,718.3	38%	10,656.1	38%
Pharmacy	2,683.3	9%	2,624.5	9%
Fuel	2,138.7	8%	1,837.6	7%

Total sales and other revenue	$28,246.2	100%	$28,156.8	100%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

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

Liquidity and Financial Resources

Net cash flow provided by operating activities was $846.6 million in the first 36 weeks of 2010 compared to $1,287.3 million in the first 36 weeks of 2009. This was primarily due to increased income tax payments, a decline in third-party gift card payables, net of receivables, and lower net income.

Net cash flow used by investing activities declined to $550.6 million in the first 36 weeks of 2010 from $627.5 million in the first 36 weeks of 2009 because of reduced capital expenditures and increased proceeds from the sale of property.

Net cash flow used by financing activities declined to $139.6 million in the first 36 weeks of 2010 from $677.4 million in the first 36 weeks of 2009 due primarily to a net increase in borrowings in 2010.

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

	12 Weeks Ended		36 Weeks Ended
(in millions)	Sept. 11, 2010	Sept. 12, 2009	Sept. 11, 2010	Sept. 12, 2009
Net cash flow provided by operating activities, as reported	$537.5	$603.3	$846.6	$1,287.3
Decrease in payables related to third-party gift cards, net of receivables	2.8	18.8	358.9	205.0

Net cash flow from operating activities, as adjusted	540.3	622.1	1,205.5	1,492.3
Net cash flow used by investing activities	(157.0)	(166.3)	(550.6)	(627.5)

Free cash flow	$383.3	$455.8	$654.9	$864.8

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

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of September 11, 2010, the Company was in compliance with these covenant requirements. As of September 11, 2010, there were no borrowings outstanding and $79.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,520.4 million as of September 11, 2010.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.0 billion of securities under the Shelf. As of September 11, 2010, $0.5 billion of securities were available for issuance under the board’s authorization.

Pursuant to the Shelf, Safeway issued $500.0 million of 3.95% Notes (the “Notes”) on August 3, 2010. The Notes mature on August 15, 2020. The Company will pay interest on the Notes on February 15 and August 15 of each year commencing on February 15, 2011. The Notes can be redeemed, in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed discounted to the date of redemption on a semiannual basis at the then current United States Treasury Rate, plus 20 basis points. The Notes refinanced $500 million of 4.95% Notes that came due on August 16, 2010.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $45.8 million and $41.6 million for the third quarters of 2010 and 2009, respectively. Year-to-date dividends paid on common stock totaled $123.4 million and $112.5 million through the third quarters of 2010 and 2009, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the third quarter of fiscal 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.2 billion, leaving an authorized amount for repurchases of approximately $0.8 billion. This includes an increase in the total

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

authorized level of the repurchase program by $1.0 billion to $6.0 billion approved by the Board of Directors in December 2009. During the third quarter of 2010, Safeway repurchased approximately 8.8 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $182.5 million. The average price per share, excluding commissions, was $20.81. The timing and volume of future repurchases will depend on several factors, including market conditions.

Capital Expenditure Program

Safeway invested $170.7 million in capital expenditures in the third quarter of 2010. The Company opened two new stores, completed nine Lifestyle remodels and closed 12 stores. For the year, Safeway plans to invest approximately $900 million, open approximately 15 new Lifestyle stores and complete approximately 60 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension plan contributions; sufficiency of liquidity for the foreseeable future; capital expenditures; new accounting standards; outcomes of legal proceedings; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•

General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volumes levels and price per item trends;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our continuing efforts to expand corporate brands;

•	Results of our programs to improve our perishables departments;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended September 11, 2010 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 65 of the Form 10-K included in the 2009 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters, except as follows:

In the case entitled State of California, ex rel. Jerry Brown v. Safeway Inc. dba Vons, et al., on August 17, 2010, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit, by a 2-1 vote, reversed the district court judgment in favor of the defendants on the State’s antitrust claim and remanded the case for entry of judgment in favor of the State and for any further proceedings consistent with the court’s decision. On September 30, 2010, the defendants filed a petition for rehearing and rehearing en banc with the Ninth Circuit.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2010.

Fiscal period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 20, 2010 – July 17, 2010	—	$—	—	$1,008.0
July 18, 2010 – August 14, 2010	8,761,200	20.81	8,761,200	825.5
August 15, 2010 – September 11, 2010	—	—	—	825.5

Total	8,761,200	$20.81	8,761,200	$825.5

[1]	Average price per share excludes commissions.
[2]

In 1999, the Company’s Board of Directors initiated a $2.5 billion stock repurchase program. The Board increased the authorized level of the stock repurchase program to $3.5 billion in 2002, to $4.0 billion in 2006, to $5.0 billion in 2008 and then to $6.0 billion in December 2009. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.2 billion, leaving an authorized amount for repurchases of approximately $0.8 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 4(i).11	Form of Officers’ Certificate establishing the terms of the registrant’s 3.950% Notes due 2020, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 3, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 11, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report is furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: October 18, 2010	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 18, 2010	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 11, 2010

Exhibit 4(i).11	Form of Officers’ Certificate establishing the terms of the registrant’s 3.950% Notes due 2020, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 3, 2010).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 11, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report is furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.