Form 10-K
period 2011-01-01
SAFEWAY INC
filed 2011-02-28
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No X.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2010 was approximately $7.9 billion.

As of February 23, 2011, there were outstanding approximately 368.2 million shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part

Portions of the definitive proxy statement for

use in connection with the Annual Meeting of

Stockholders (to be held May 19, 2011) to be

filed within 120 days after the end of the fiscal

year ended January 1, 2011

III

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Safeway Inc. (“Safeway,” the “Company,” “we” or “our”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company also provides forward-looking statements in other materials which are released to the public, as well as oral forward-looking statements. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.

This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: changes to the total closed store reserve; uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; total unrecognized tax benefits; amount of indebtedness; unrecognized compensation cost; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•

General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volume levels and price per item trends;
•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;
•	Results of our programs to control or reduce costs, improve buying practices and control shrink;
•	Results of our programs to increase sales;
•	Results of our continuing efforts to expand corporate brands;
•	Results of our programs to improve our perishables departments;
•	Results of our promotional programs;
•	Results of our capital program;
•	Results of our efforts to improve working capital;
•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;
•	The resolution of uncertain tax positions;
•	The ability to achieve satisfactory operating results in all geographic areas where we operate;
•	Changes in the financial performance of our equity investments;
•

Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk and Property Development Centers subsidiaries;
•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;
•	The cost and stability of fuel, energy and other power sources;
•	The impact of the cost of fuel on gross margin and identical-store sales;
•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;
•	The rate of return on our pension assets;
•	The availability and terms of financing, including interest rates;
•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;
•	Loss of a key member of senior management;

SAFEWAY INC. AND SUBSIDIARIES

•	Data security or other information technology issues that may arise;
•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;
•	Adverse weather conditions and effects from natural disasters;
•	Performance in new business ventures or other opportunities that we pursue; and
•	The capital investment in and financial results from our Lifestyle stores.

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

General    Safeway was incorporated in the state of Delaware in July 1986 as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc. The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”), the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”) and the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”).

Safeway Inc. is one of the largest food and drug retailers in North America, with 1,694 stores at year-end 2010. The Company’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.

Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 168 food and general merchandise stores in Western Mexico.

Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards, and sports and entertainment cards through leading grocery, convenience and other retailers in North America, Europe and Asia.

Stores    Safeway’s average store size is approximately 46,700 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambience significantly enhances the shopping experience.

Safeway’s stores provide a full array of grocery items tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral and pharmacy. In addition, the majority of stores offer Starbucks coffee shops and many offer adjacent fuel centers.

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

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes Safeway’s stores by size at year-end 2010:

Square footage	Number of stores	Percent of total
Less than 30,000	216	13%
30,000 to 50,000	701	41
More than 50,000	777	46
Total stores	1,694	100%

Store Ownership    At year-end 2010, Safeway owned 41% of its stores and leased its remaining stores. The Company prefers ownership because it provides control and flexibility with respect to remodeling, expansions, closures and financing terms.

Merchandising    Safeway’s operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high-quality products at competitive prices. To provide one-stop shopping for today’s busy shoppers, the Company emphasizes high-quality produce and meat and offers many specialty items through its various specialty departments.

Safeway is focused on differentiating its offering with high-quality perishables. The Company believes it has developed a reputation for having the best produce in the market, through high-quality specifications and precise handling procedures, and the most tender and flavorful meat, through the Company’s Rancher’s Reserve Tender Beef offering. Safeway’s deli/food service department has developed a variety of solutions for today’s busy shoppers, including Signature Café sandwiches, soups and salads.

Safeway has continued to develop its premium line of Consumer Brand products. Hundreds of items have been developed under the “Safeway SELECT” and other banners. The award-winning Safeway SELECT line offers premium quality products that the Company believes are unique to the category. The Lucerne brand has been producing quality dairy products for over 100 years. It offers over 400 items. In addition, Safeway has launched several new brands. Safeway’s health and wellness portfolio includes O ORGANICS, Eating Right, Bright Green and Open Nature. These offerings address consumers’ specific needs at very affordable prices. We also launched waterfront BISTRO, a restaurant –quality seafood brand, which has been well received. In 2010, we rebranded our 14 private-label beverage brands under the Refreshe label.

Manufacturing and Wholesale    The principal function of manufacturing operations is to purchase, manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, 14% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.

Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private-label products to independent grocery stores and institutional customers.

Safeway operated the following manufacturing and processing facilities at year-end 2010:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	–	2
Soft drink bottling plants	4	–
Fruit and vegetable processing plants	1	3
Cake commissary	1	–
Total	20	12

SAFEWAY INC. AND SUBSIDIARIES

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

Capital Expenditure Program    A key component of the Company’s long-term growth strategy is its capital expenditure program. The Company’s capital expenditure program funds, among other things, new stores, remodels, retail shopping center development, manufacturing plants, distribution facilities and information technology. Safeway’s management has maintained a rigorous program to select and approve new capital investments.

The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2010	2009	2008	2007	2006
Total stores at beginning of year	1,725	1,739	1,743	1,761	1,775

Stores opened:
New	3	3	8	13	7
Replacement	11	5	12	7	10
	14	8	20	20	17

Stores closed	45	22	24	38	31
Total stores at year end	1,694	1,725	1,739	1,743	1,761

Remodels completed (1)
Lifestyle remodels	60	82	232	253	276
Other remodels	7	10	21	15	8
	67	92	253	268	284

Number of fuel stations at year end	393	388	382	361	340
Total retail square footage at year end (in millions)	79.2	80.1	80.4	80.3	80.8

Cash paid for property additions	$ 837.5	$ 851.6	$ 1,595.7	$ 1,768.7	$ 1,674.2
Cash paid for property additions as a percentage of sales and other revenue	2.0%	2.1%	3.6%	4.2%	4.2%

(1)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million.

In 2011, the Company expects to spend approximately $1.0 billion in cash for capital expenditures. At year-end 2010, 85% of Safeway’s store base were Lifestyle stores. Safeway expects to eventually convert most of the remaining stores to Lifestyle stores.

Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product    Note N to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.

Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 400 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS, Lucerne, Primo

SAFEWAY INC. AND SUBSIDIARIES

Taglio, Eating Right, Eating Right Kids, mom to mom, waterfront BISTRO, Bright Green, Value Red, Signature Café and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randalls, Tom Thumb, Genuardi’s and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway also has invested significantly in “Safeway” both as a trade name and a trademark and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada approximately 200 trademarks, most of which replicate trademarks owned in the United States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks, “Macdonalds Consolidated” and “Family Foods” in connection with wholesale distribution of merchandise to independent grocers. In Canada, each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

Working Capital    At year-end 2010, working capital consisted of $4.2 billion in current assets and $4.3 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.

Competition    Food retailing is intensely competitive. The principal competitive factors that affect the Company’s business are location, quality, price, service, selection and condition of assets.

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

Employees    At year-end 2010, Safeway had more than 180,000 full- and part-time employees. Approximately 80% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of nine different international unions. There are approximately 430 such agreements, typically having three- to five-year terms. Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2010, contracts covering approximately 32,000 employees were ratified. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 26,000 employees, primarily in stores in the Company’s Seattle, Denver, Dominick’s and Portland divisions, were ratified.

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

Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results. We are a party to approximately 430 collective bargaining agreements, of which 121 are scheduled to expire in 2011. These expiring agreements cover approximately 38% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

Profit Margins    Profit margins in the grocery retail industry are very narrow. In order to increase or maintain our profit margins, we develop strategies to increase revenues, reduce costs and increase gross margins, such as new marketing programs, new advertising campaigns, productivity improvements, shrink reduction, distribution center efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted cost reductions, revenue growth or gross margin improvement across the Company might have a material adverse effect on our business. Changes in our product mix also may negatively affect certain financial measures.

SAFEWAY INC. AND SUBSIDIARIES

Opening and Remodeling Stores    Our inability to open and remodel stores as planned could have a material adverse effect on our results. If, as a result of labor relations issues, supply issues or environmental and real estate delays, or other reasons, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.

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

Current Economic Conditions    The United States and, to a lesser extent, Canadian economies and financial markets have declined and experienced volatility due to uncertainties related to unemployment rates, energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market and falling consumer confidence. As a result, consumers are more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which has affected Safeway’s sales growth. If these conditions continue or worsen, it could further impact Safeway’s sales growth. In 2010, Safeway experienced overall deflation. In this uncertain economy, it is difficult to forecast with certainty whether 2011 will be a period of inflation or deflation. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. Challenging economic conditions may also impact consumer spending for our products. We are unable to predict with certainty if the economies of the United States and Canada will continue to improve or the rate at which they will improve. If these economies do not improve, Safeway’s business, results of operations and financial condition could be adversely affected.

Future Growth of Blackhawk    Blackhawk’s business, financial condition, results of operations and prospects are subject to certain risks and uncertainties. Consequently, actual results could differ materially from Blackhawk’s targeted earnings growth. There is no assurance that Blackhawk will continue to grow at the same rate as it has in the past. Some of the specific risks and uncertainties include, but are not limited to, the following:

•	Blackhawk faces competition from other companies that offer similar products. This could limit Blackhawk’s future growth;
•	Blackhawk is substantially dependent on the continuous operation and security of its information technology applications and infrastructure;
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

Pension and Post-Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multi-employer pension plans. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense as well as cash contributions to fund the plans. Historically, Safeway’s retirement plans have been well funded, and cash contributions to the plans have been relatively small.

The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. In 2009 and 2010, the financial markets improved. Despite the improvement, the projected benefit obligation

SAFEWAY INC. AND SUBSIDIARIES

exceeds the fair value of the plan assets in each of the last three years. As a result, cash contributions to pension and post-retirement plans are expected to increase from $17.7 million in 2010 to approximately $175 million in 2011. If financial markets do not continue to improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results.

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

Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $292.3 million, $278.1 million and $286.9 million to these plans in 2010, 2009 and 2008, respectively. Based on the most recent information available to us, we believe a number of these multi-employer plans are underfunded. As a result, contributions to these plans may increase. The amount of any increase or decrease in our required contributions to these multi-employer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multi-employer pension legislation passed in 2006 and 2008 will continue to impact the funds in which we participate, which may have an impact on future pension contributions.

Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of January 1, 2011, we had approximately $4.8 billion in total consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends on common stock, stock repurchases, acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Unfavorable Changes in Government Regulation    Our stores are subject to various federal, state, local and foreign laws, regulations and administrative practices that affect our business. We must comply with numerous provisions regulating health and sanitation standards, food labeling, energy, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. We cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, local and foreign regulatory schemes would have on our future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations and financial condition.

Legal Proceedings    From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims and other proceedings arising in the ordinary course of business. In

SAFEWAY INC. AND SUBSIDIARIES

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

Insurance Plan Claims    We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, property risk (including earthquake coverage), director and officers’ liability, employment practices liability, cyber risks, terrorism and employee health care benefits. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The majority of the Company’s workers’ compensation liability is from claims occurring in California. California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general. Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. Some of the many sources of uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines and apportionment. Reversals of reforms by legislation or judicial action could have a material adverse impact on our financial results.

Leadership Development and Succession Planning    The training and development of our future leaders is important to our long-term growth. We rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-qualified senior management or effectively provide for the succession of senior management, including our Chief Executive Officer, our business may be adversely affected.

Impairment of Goodwill and Long-Lived Assets    On our balance sheet, we have $430.9 million of goodwill subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on goodwill and/or long-lived assets. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is required to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. We have incurred significant impairment charges to earnings in the past, including fiscal 2010 and 2009.

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

SAFEWAY INC. AND SUBSIDIARIES

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

Safeway also sells fuel. Significant increases in wholesale fuel costs could result in retail price increases and in lower gross profit on fuel sales. Additionally, consumer demand for fuel may decline if retail prices increase. Such volatility and the impact to our operations and financial results are difficult to predict with certainty.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information required by this item is set forth in Part I, Item 1 of this report.

Item 3.	Legal Proceedings

Information about legal proceedings appears under the caption “Legal Matters” in Note M to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages of the current executive officers of the Company and their positions as of February 25, 2011 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company held at February 25, 2011		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	61	1992	1993

Diane M. Dietz (1) Executive Vice President and Chief Marketing Officer	44	2008	2008

Robert L. Edwards Executive Vice President and Chief Financial Officer	55	2004	2004

Bruce L. Everette Executive Vice President Retail Operations	59	1991	2001

Larree M. Renda Executive Vice President President, Safeway Health, Inc.	52	1991	1999

David F. Bond Senior Vice President Finance and Control	57	1997	1997

David T. Ching Senior Vice President and Chief Information Officer	58	1994	1994

Robert A. Gordon Senior Vice President Secretary and General Counsel Chief Governance Officer	59	1999	2000

Russell M. Jackson (2) Senior Vice President Human Resources	53	2007	2007

Melissa C. Plaisance Senior Vice President Finance and Investor Relations	51	2004	2004

David R. Stern Senior Vice President Planning and Business Development	56	1994	2002

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant (continued)

Name and all positions with the Company held at February 25, 2011		Year first elected
	Age	Officer	Present office
Jerry Tidwell Senior Vice President Supply Operations	59	2001	2003

Donald P. Wright Senior Vice President Real Estate and Engineering	58	1991	1991

(1)	Diane M. Dietz was appointed as Executive Vice President and Chief Marketing Officer in July 2008. Prior to joining the Company, Ms. Dietz was an Executive Vice President with Procter & Gamble. Prior to her appointment as Executive Vice President in 2007, she served Procter & Gamble in various positions since 1989.

(2)	Russell M. Jackson was appointed as Senior Vice President, Human Resources, of the Company in March 2007. Prior to joining Safeway, he was employed with PG&E Corporation for 27 years, where he most recently served as Senior Vice President, Human Resources.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.01 par value, is listed on the New York Stock Exchange. Information on dividends declared per common share is set forth in Part II, Item 7 of this report. The following table presents quarterly high and low sales prices for the Company’s common stock.

Fiscal Year 2010:	Low	High
Quarter 4 (16 weeks)	$19.89	$24.00
Quarter 3 (12 weeks)	18.73	21.91
Quarter 2 (12 weeks)	20.53	27.04
Quarter 1 (12 weeks)	20.91	25.41

Fiscal Year 2009:
Quarter 4 (16 weeks)	$19.15	$23.63
Quarter 3 (12 weeks)	17.87	21.15
Quarter 2 (12 weeks)	18.98	21.73
Quarter 1 (12 weeks)	17.19	24.25

There were 14,595 stockholders of record as of February 23, 2011; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $22.05 at the close of business on February 23, 2011.

Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased		Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
September 12, 2010 – October 9, 2010	–		–	–	$825.5

October 10, 2010 – November 6, 2010	4,120,000		$22.44	4,120,000	732.9

November 7, 2010 – December 4, 2010	3,373,400		22.94	3,373,400	655.5

December 5, 2010 – January 1, 2011	10,998	(1)	21.80	–	1,655.5
Total	7,504,398		$22.66	7,493,400	$1,655.5

(1)	Shares withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

(2)	Average price per share excludes commissions. Average price per share excluding the restricted shares referred to in footnote 1 above was $22.67.

(3)	In December 2010, the Company’s Board of Directors increased the authorized level of the Company’s stock repurchase program from $6.0 billion to $7.0 billion. From the initiation of the repurchase program in 1999 through the end of fiscal 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.3 billion, leaving an authorized amount for repurchases of approximately $1.7 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2005 fiscal year to the end of its 2010 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future performance.

(*)	The peer group consists of The Great Atlantic & Pacific Tea Company, Inc., The Kroger Co., SUPERVALU INC., Whole Foods Market, Inc. and Winn-Dixie Stores, Inc. Winn-Dixie Stores, Inc. started trading in November 2006, and their initial offering price is used as the FYE 05 value.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006
Results of Operations

Sales and other revenue	$41,050.0	$40,850.7	$44,104.0	$42,286.0	$40,185.0
Gross profit	11,607.5	11,693.5	12,514.8	12,152.9	11,581.0
Operating and administrative expense	(10,448.1)	(10,348.0)	(10,662.1)	(10,380.8)	(9,981.2)
Goodwill impairment charge	–	(1,974.2)	–	–	–
Operating profit (loss)	1,159.4	(628.7)	1,852.7	1,772.1	1,599.8
Interest expense	(298.5)	(331.7)	(358.7)	(388.9)	(396.1)
Other income, net	20.3	7.1	10.6	20.4	36.3
Income (loss) before income taxes	881.2	(953.3)	1,504.6	1,403.6	1,240.0
Income taxes	(290.6)	(144.2)	(539.3)	(515.2)	(369.4)
Net income (loss) before allocation to noncontrolling interest	590.6	(1,097.5)	965.3	888.4	870.6
Less noncontrolling interests	(0.8)	–	–	–	–
Net income (loss) attributable to Safeway Inc.	$589.8	$(1,097.5)	$965.3	$888.4	$870.6

Basic earnings (loss) per share	$1.56	$(2.66)	$2.23	$2.02	$1.96

Diluted earnings (loss) per share	$1.55	$(2.66)	$2.21	$1.99	$1.94

Weighted average shares outstanding (in millions):
Basic	378.3	412.9	433.8	440.3	444.9
Diluted	379.6	412.9	436.3	445.7	447.8

Cash dividends declared per common share	$0.46	$0.3828	$0.3174	$0.2645	$0.2225

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007	52 Weeks 2006
Financial Statistics
Comparable-store sales (decreases) increases (1)	(0.5%)	(4.9%)	1.5%	4.4%	4.4%
Identical-store sales (decreases) increases (1)	(0.7%)	(5.0%)	1.4%	4.1%	4.1%
Identical-store sales increases (decreases) without fuel (1)	(2.0%)	(2.5%)	0.8%	3.4%	3.3%
Gross profit margin	28.28%	28.62%	28.38%	28.74%	28.82%
Operating & administrative expense as a percentage of sales (2)	25.45%	25.33%	24.17%	24.55%	24.84%
Operating (loss) profit as a percentage of sales (3)	2.8%	(1.5%)	4.2%	4.2%	4.0%

Cash paid for property additions	$837.5	$851.6	$1,595.7	$1,768.7	$1,674.2
Depreciation expense	$1,162.4	$1,171.2	$1,141.1	$1,071.2	$991.4
Total assets (3)	$15,148.1	$14,963.6	$17,484.7	$17,651.0	$16,273.8
Total debt	$4,836.3	$4,901.7	$5,499.8	$5,655.1	$5,868.1
Total equity (3)	$4,997.7	$4,946.4	$6,786.2	$6,701.8	$5,666.9

Other Statistics
Stores opened during the year	14	8	20	20	17
Stores closed during the year	45	22	24	38	31
Total stores at year end	1,694	1,725	1,739	1,743	1,761

Remodels completed (4)
Lifestyle remodels	60	82	232	253	276
Other remodels	7	10	21	15	8
Total remodels completed	67	92	253	268	284

Total retail square footage at year end (in millions)	79.2	80.1	80.4	80.3	80.8

(1)	Defined as stores operating the same period in both the current year and the previous year. 2008 is based on the same 53-week period in both years. Comparable stores include replacement stores while identical stores do not.

(2)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(3)	2009 includes a pretax goodwill impairment charge of $1,974.2 million, ($1,818.2 million, after-tax).

(4)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes acquisitions.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The last three fiscal years consist of the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”), the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”) and the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”).

Results of Operations

Economic Outlook    The current economic environment has made consumers more cautious. This has led to reduced consumer spending, to consumers trading down to a less expensive mix of products and to consumers trading down to discounters for grocery items, all of which have impacted Safeway’s sales. These difficult economic conditions may continue in 2011.

Safeway reported net income of $589.8 million ($1.55 per diluted share) in 2010, a net loss of $1,097.5 million ($2.66 per diluted share) in 2009 and net income of $965.3 million ($2.21 per diluted share) in 2008. Fiscal 2009 included a non-cash goodwill impairment charge of $1,974.2 million ($1,818.2 million, net of tax). The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions.

Sales    Same-store sales (decreases) increases for the past three fiscal years were as follows:

	Fiscal 2010		Fiscal 2009		Fiscal 2008 *
	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **	Comparable- store sales	Identical-store sales **
Including fuel	(0.5%)	(0.7%)	(4.9%)	(5.0%)	1.5%	1.4%
Excluding fuel	(1.8%)	(2.0%)	(2.5%)	(2.5%)	0.9%	0.8%

*	Based on a 53-week comparison.

**	Excludes replacement stores.

Sales increased 0.5% to $41.1 billion in 2010 from $40.9 billion in 2009. Fuel sales increased $499.2 million in 2010. Additionally, the change in the Canadian dollar exchange rate resulted in a $588.1 million increase in sales. Store closures reduced sales by approximately $230 million. Identical-store sales, excluding fuel, declined 2.0% as a result of economic conditions, investments in price and deflation. Customer counts decreased slightly, and average transaction size decreased during fiscal 2010.

Sales decreased 7.4% to $40.9 billion in 2009 from $44.1 billion in 2008. Fuel sales declined $1,197 million in 2009. The additional week in 2008 accounted for $777 million of the decline. Additionally, the change in the Canadian dollar exchange rate resulted in a $407 million decrease in sales. Identical-store sales, excluding fuel, declined 2.5% as a result of economic conditions, investments in price and deflation. Customer counts increased slightly, and average transaction size decreased during fiscal 2009.

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

Gross profit margin was 28.28% of sales in 2010, 28.62% of sales in 2009 and 28.38% in 2008.

SAFEWAY INC. AND SUBSIDIARIES

The gross profit margin decreased 34 basis points to 28.28% of sales in 2010 from 28.62% of sales in 2009. The impact from fuel sales decreased gross profit margin 27 basis points. The remaining seven basis-point decline was largely the result of investments in price, partly offset by improvements in shrink.

The gross profit margin increased 24 basis points to 28.62% of sales in 2009 from 28.38% of sales in 2008. The impact from fuel sales increased gross profit margin 59 basis points. The offsetting 35 basis-point decline was largely the result of investments in everyday prices and higher advertising expense, partly offset by lower LIFO expense, higher gift card revenue and higher energy costs. LIFO income was $35.2 million in 2009 compared to expense of $34.9 million in 2008.

Operating and Administrative Expense    Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities.

Operating and administrative expense was 25.45% of sales in 2010 compared to 25.33% of sales in 2009 and 24.17% in 2008.

Operating and administrative expense margin increased 12 basis points to 25.45% of sales in 2010 from 25.33% of sales in 2009. Higher fuel sales in 2010 decreased operating and administrative expense margin by 31 basis points. The offsetting 43-basis-point increase was primarily the result of higher labor costs, partly offset by a net gain on property dispositions.

Operating and administrative expense margin increased 116 basis points to 25.33% of sales in 2009 from 24.17% of sales in 2008. Lower fuel sales in 2009 increased operating and administrative expense margin 56 basis points. The remaining 60 basis points was primarily the result of decreased sales leverage, increased charges from property impairments and dispositions and increased pension expense, partly offset by lower workers’ compensation expense and energy costs.

Gain (Loss) on Property Dispositions    Operating and administrative expense included a net gain on property dispositions of $27.5 million in 2010, a net loss of $12.7 million in 2009 and a net gain of $19.0 million in 2008.

Interest Expense    Interest expense was $298.5 million in 2010, compared to $331.7 million in 2009 and $358.7 million in 2008. Interest expense decreased in 2010 and 2009 primarily due to a combination of lower average borrowings and a lower average interest rate.

Other Income    Other income consists primarily of interest income and equity in earnings (losses) from Safeway’s unconsolidated affiliate. Interest income was $4.4 million in 2010, $2.3 million in 2009 and $12.5 million in 2008. Equity in earnings (losses) of unconsolidated affiliate was income of $15.3 million in 2010, income of $8.5 million in 2009 and a loss of $2.5 million in 2008.

Income Taxes    Income taxes were $290.6 million, or 33.0% of pre-tax income, in 2010. In 2009, Safeway had income tax expense of $144.2 million despite having a pre-tax loss of $953.3 million. The 2009 tax expense reflects the tax effect of the goodwill impairment charge which is largely nondeductible for income tax purposes and, therefore, increases the Company’s effective income tax rate. The impact of the goodwill impairment charge on the tax expense was partly offset by a benefit of $74.9 million from the favorable resolution of various tax matters. The effective tax rate for 2008 was 35.8%.

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

Any actuarial projection of self-insured losses is subject to a high degree of variability. For example, self-insurance expense was $148.3 million in fiscal 2010, $128.8 million in fiscal 2009 and $161.6 million in 2008. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.

The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, we are able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 2.0% in 2010, 2.75% in 2009 and 1.75% in 2008. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $4.3 million.

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

Store Lease Exit Costs and Impairment Charges    Safeway’s policy is to recognize losses relating to the impairment of long-lived assets when expected net future cash flows are less than the assets’ carrying values. When stores that are under long-term leases close, Safeway records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries. In both cases, fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions.

At any one time, Safeway has a portfolio of closed stores which is widely dispersed over several markets. While individual closed store reserves are likely to be adjusted up or down in the future to reflect changes in assumptions, the change to the total closed store reserve has not been nor is expected to be material.

Employee Benefit Plans    The Company recognizes in its balance sheet a liability for the underfunded status of its employee benefit plans. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. Additional disclosures are provided in Note K to the consolidated financial statements, set forth in Part II, Item 8 of this report.

The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note K to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with generally accepted accounting principles (“GAAP”), the amount by which actual results differ from the actuarial assumptions is accumulated and amortized over future periods and, therefore, affects recognized expense in such future periods. While Safeway believes

SAFEWAY INC. AND SUBSIDIARIES

its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other postretirement obligations and its future expense.

Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2010 pension expense was 6.1%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2010, the Company’s assumed rate of return was 8.5% on U.S. pension assets and 7.0% on Canadian pension assets. Over the 10-year period ended January 1, 2011, the average rate of return was approximately 4% for U.S. and 5% for Canadian pension assets. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.

The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2010	2009
Equity	65%	67.6%	68.9%
Fixed income	35	31.1	30.3
Cash and other	–	1.3	0.8
Total	100%	100.0%	100.0%

The investment policy with regard to Safeway’s pension plans also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles; (2) maintain an acceptable level of risk in pursuit of long-term economic benefit; (3) maximize the opportunity for value-added returns from active investment management while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintain adequate controls over administrative costs.

Sensitivity to changes in the major assumptions for Safeway’s pension plans are as follows (dollars in millions):

	United States			Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+/-1.0 pt	–	$12.1/(12.1)	–	$3.1/(3.1)
Discount rate	+/-1.0 pt	$220.3/(275.6)	$24.9/(30.8)	$55.8/(64.2)	$3.2/(3.5)

Cash contributions to the Company’s pension and post-retirement benefit plans are expected to total approximately $175 million in 2011 and totaled $17.7 million in 2010, $24.4 million in 2009 and $42.5 million in 2008.

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

SAFEWAY INC. AND SUBSIDIARIES

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

As a result of the Company’s annual impairment test, Safeway recorded a non-cash impairment charge in the amount of $1,974.2 million (pre-tax) in 2009 to reduce the carrying value of goodwill. The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions. Based upon the results of our analysis, no impairment of goodwill was indicated in 2010 or 2008.

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

Actual results may be substantially different than the results forecasted in our estimate of a reporting unit’s fair value, resulting in additional goodwill impairment in the future. Additionally, the aggregate fair value of all the reporting units is reconciled to Safeway’s total market capitalization. Therefore, a significant and sustained decline in our stock price could also result in additional impairment charges. However, the majority of the remaining $430.9 million of goodwill is at reporting units that have estimated fair value that is at least 50% greater than book value. Reporting units, whose fair value exceeds book value by less than 50%, have total goodwill of $106 million.

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

Liquidity and Financial Resources

Net cash flow from operating activities was $1,849.7 million in 2010, $2,549.7 million in 2009 and $2,250.9 million in 2008. Net cash flow from operating activities declined in 2010 compared to 2009 primarily because of lower net income in 2010 compared to net income excluding goodwill impairment charge in 2009 and cash flow used by working capital items in 2010.

Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. Cash flow from gift-card sales declined from $170.4 million in 2009 to a use of cash of $6.9 million in 2010, primarily as a result of the timing of certain vendor payments in 2009 and to the change in the timing of holiday sales compared to fiscal year end.

SAFEWAY INC. AND SUBSIDIARIES

Historically, cash contributions to the Company’s pension and post-retirement plans have been relatively small. For example, cash contributions were $17.7 million and $24.4 million in 2010 and 2009, respectively. The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. In 2009 and 2010, the financial markets improved. Despite the improvement, the projected benefit obligation exceeds the fair value of the plan assets in each of the last three years. As a result, cash contributions to pension and post-retirement plans are expected to increase to approximately $175 million in 2011. If return on plan assets is less than expected or if discount rates decline, plan contributions could increase significantly in 2012 and beyond.

Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $798.8 million in 2010, $889.0 million in 2009 and $1,546.0 million in 2008. Net cash flow used by investing activities declined in 2010 compared to 2009 due to higher proceeds from the sale of property in 2010. Net cash flow used by investing activities declined in 2009 compared to 2008 because of reduced capital expenditures, partly offset by lower proceeds from the sale of property.

Cash paid for property additions declined to $0.8 billion in 2010 from $0.9 billion in 2009 and $1.6 billion in 2008. The decline in capital expenditures was due to fewer competitive store openings, the near-completion of Safeway’s Lifestyle rollout, and the condition of Safeway’s assets. In 2010, the Company opened 14 new Lifestyle stores and completed 60 Lifestyle store remodels. The Company also completed seven other remodels. In 2009, the Company opened eight new Lifestyle stores and completed 82 Lifestyle store remodels. The Company also completed ten other remodels. In 2008, the Company opened 20 new Lifestyle stores and completed 232 Lifestyle store remodels. The Company also completed 21 other remodels. In 2011, the Company expects to spend approximately $1.0 billion in cash capital expenditures.

Net cash flow used by financing activities was $768.1 million in 2010, $1,600.3 million in 2009 and $594.3 million in 2008. In 2010, Safeway paid down $84.8 million of debt, repurchased $621.1 million of common stock and paid $168.1 million in dividends. In 2009, Safeway paid down $599.5 million of debt, repurchased $884.9 million of common stock and paid $153.1 million in dividends. In 2008, the Company paid down $130.0 million of debt, repurchased $359.5 million of common stock and paid $132.1 million in dividends.

Cash and cash equivalents was $778.8 million at year-end 2010 and $471.5 million at year-end 2009. A substantial portion of this cash is at our Canadian subsidiary which has free cash flow in excess of debt servicing requirements. Undistributed earnings of the Company’s foreign operations are considered to be permanently reinvested at January 1, 2011. There is a material tax cost to repatriating Canadian earnings.

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

Free cash flow    Free cash flow is calculated as net cash flow from operating activities adjusted to exclude payables related to third-party gift cards, net of receivables, less net cash flow used by investing activities. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow.

	Fiscal Year
(in millions)	2010	2009	2008
Net cash flow from operating activities	$1,849.7	$2,549.7	$2,250.9
Decrease (increase) in payables related to third-party gift cards, net of receivables	6.9	(170.4)	(23.9)
Net cash flow from operating activities, as adjusted	1,856.6	2,379.3	2,227.0
Net cash flow used by investing activities	(798.8)	(889.0)	(1,546.0)
Free cash flow	$1,057.8	$1,490.3	$681.0

SAFEWAY INC. AND SUBSIDIARIES

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

52 weeks 2010
Adjusted EBITDA:
Net income attributable to Safeway Inc.	$589.8
Add (subtract):
Income taxes	290.6
Interest expense	298.5
Depreciation expense	1,162.4
LIFO income	(28.0)
Share-based employee compensation	55.5
Property impairment charges	71.7
Equity in earnings of unconsolidated affiliate	(15.3)
Total Adjusted EBITDA	$2,425.2
Adjusted EBITDA as a multiple of interest expense	8.12x
Minimum Adjusted EBITDA as a multiple of interest expense under bank credit agreement	2.00x
Total debt at year-end 2010	$4,836.3
Less cash and equivalents in excess of $75.0 at January 1, 2011	(703.8)
Adjusted Debt	$4,132.5
Adjusted Debt to Adjusted EBITDA	1.70x
Maximum Adjusted Debt to Adjusted EBITDA under bank credit agreement	3.50x

SAFEWAY INC. AND SUBSIDIARIES

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.5 billion of securities under the Shelf. As of January 1, 2011, $1.0 billion of securities were available for issuance under the board’s authorization.

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2010, 2009 and 2008.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2010
Quarter 4	12/07/10	12/23/10	$0.1200	$44.2	$173.5
Quarter 3	08/24/10	09/23/10	0.1200	44.7	129.3
Quarter 2	05/19/10	06/24/10	0.1200	45.8	84.6
Quarter 1	03/10/10	03/25/10	0.1000	38.8	38.8

2009
Quarter 4	12/10/09	12/24/09	$0.1000	$38.8	$156.3
Quarter 3	08/25/09	09/24/09	0.1000	40.6	117.5
Quarter 2	04/29/09	06/25/09	0.1000	41.6	76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3

2008
Quarter 4	12/11/08	12/24/08	$0.0828	$35.6	$137.3
Quarter 3	08/26/08	09/25/08	0.0828	35.5	101.7
Quarter 2	05/13/08	06/26/08	0.0828	36.0	66.2
Quarter 1	03/06/08	03/27/08	0.0690	30.2	30.2

Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2010, 2009 and 2008.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2010
Quarter 4	10/14/10	09/23/10	$0.1200	$44.7	$168.1
Quarter 3	07/15/10	06/24/10	0.1200	45.8	123.4
Quarter 2	04/15/10	03/25/10	0.1000	38.8	77.6
Quarter 1	01/14/10	12/24/09	0.1000	38.8	38.8

2009
Quarter 4	10/15/09	09/24/09	$0.1000	$40.6	$153.1
Quarter 3	07/16/09	06/25/09	0.1000	41.6	112.5
Quarter 2	04/16/09	03/26/09	0.0828	35.3	70.9
Quarter 1	01/14/09	12/24/08	0.0828	35.6	35.6

2008
Quarter 4	10/16/08	09/25/08	$0.0828	$35.5	$132.1
Quarter 3	07/17/08	06/26/08	0.0828	36.0	96.6
Quarter 2	04/17/08	03/27/08	0.0690	30.2	60.6
Quarter 1	01/17/08	12/27/07	0.0690	30.4	30.4

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2010, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.3 billion, leaving an authorized amount for repurchases of approximately $1.7 billion. During fiscal 2010, Safeway repurchased approximately 27.4 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $621.1 million. The average price per share, excluding commissions, was $22.67. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2010 (in millions) (1):

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt (2)	$505.6	$801.7	$1.7	$751.9	$1.9	$2,275.0	$4,337.8
Estimated interest on long-term debt	240.6	223.6	177.1	161.4	131.7	1,072.0	2,006.4
Capital lease obligations (2),(3)	30.7	31.7	32.6	33.1	32.1	326.7	486.9
Interest on capital leases	47.1	43.8	40.6	37.8	33.8	178.0	381.1
Self-insurance liability	129.5	92.9	63.3	42.1	29.2	111.5	468.5
Interest on self-insurance liability	1.3	2.8	3.2	3.0	2.7	24.9	37.9
Operating leases (3)	470.5	439.0	403.0	367.9	320.4	2,129.3	4,130.1
Marketing development funds	15.4	15.5	17.2	11.4	7.9	9.3	76.7
Contracts for purchase of property, equipment and construction of buildings	249.0	–	–	–	–	–	249.0
Fixed-price energy contracts (4)	83.1	39.1	0.7	0.7	0.7	6.8	131.1
Other purchase obligations	84.7	16.1	12.5	11.4	–	–	124.7
Total	$1,857.5	$1,706.2	$751.9	$1,420.7	$560.4	$6,133.5	$12,430.2

(1)	Excludes funding of pension and post-retirement benefit obligations which were $17.7 million in 2010. The Company currently expects to contribute approximately $175 million to its pension and post-retirement benefit plans in 2011. Also excludes contributions under various multi-employer pension plans, which totaled $292.3 million in 2010. Additionally, the amount of unrecognized tax benefits ($159.9 million at January 1, 2011) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Purchase orders for inventory are not included in the above table as they are cancelable by their terms.

(2)	Required principal payments only.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2010, these charges totaled approximately $212.2 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”

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

SAFEWAY INC. AND SUBSIDIARIES

Letters of Credit    The Company had letters of credit of $90.0 million outstanding at year-end 2010. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

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

The table below presents information on interest rate swaps at year-end 2010 (dollars in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Interest rate swaps
Fixed to variable notional amount (1)	–	$800.0	–	–	–	–	$800.0
Average pay rate during 2010	–	4.56%	–	–	–	–	4.56%
Average receive rate during 2010	–	5.80%	–	–	–	–	5.80%

(1)	The fair value of the interest rate swaps at year-end 2010 was an asset of $11.6 million.

Foreign Currency Exchange Risk    Safeway is exposed to foreign currency risk, primarily through its operations in Canada. Certain transactions and the Company’s net equity investment in Canada are exposed to economic losses in the event of adverse changes in the currency exchange rate. Currently, Safeway does not use derivative financial instruments to offset the risk of foreign currency.

Commodity Price Risk    Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2010.

Long-Term Debt    The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2010 (dollars in millions):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Long-term debt:(1)
Principal	$505.6	$801.7	$1.7	$751.9	$1.9	$2,275.0	$4,337.8	$4,618.0
Weighted average interest rate	6.47%	5.80%	7.20%	6.03%	7.22%	5.84%	5.95%

(1)	Primarily fixed-rate debt.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of January 1, 2011.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2011	February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2011. We also have audited the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 28, 2011

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per-share amounts)

	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008
Sales and other revenue	$41,050.0	$40,850.7	$44,104.0
Cost of goods sold	(29,442.5)	(29,157.2)	(31,589.2)
Gross profit	11,607.5	11,693.5	12,514.8
Operating and administrative expense	(10,448.1)	(10,348.0)	(10,662.1)
Goodwill impairment charge	–	(1,974.2)	–
Operating profit (loss)	1,159.4	(628.7)	1,852.7
Interest expense	(298.5)	(331.7)	(358.7)
Other income, net	20.3	7.1	10.6
Income (loss) before income taxes	881.2	(953.3)	1,504.6
Income taxes	(290.6)	(144.2)	(539.3)
Net income (loss) before allocation to noncontrolling interests	590.6	(1,097.5)	965.3
Less noncontrolling interests	(0.8)	–	–
Net income (loss) attributable to Safeway Inc.	$589.8	$(1,097.5)	$965.3

Basic income (loss) per common share attributable to Safeway Inc.	$1.56	$(2.66)	$2.23
Diluted income (loss) per common share attributable to Safeway Inc.	$1.55	$(2.66)	$2.21

Weighted average shares outstanding – basic	378.3	412.9	433.8
Weighted average shares outstanding – diluted	379.6	412.9	436.3

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2010	Year-end 2009
Assets
Current assets:
Cash and equivalents	$778.8	$471.5
Receivables	557.4	522.4
Merchandise inventories, net of LIFO reserve of $35.1 and $63.1	2,623.4	2,508.9
Prepaid expenses and other current assets	273.4	322.5
Total current assets	4,233.0	3,825.3
Property:
Land	1,796.8	1,717.7
Buildings	6,170.5	5,900.7
Leasehold improvements	3,934.9	3,916.7
Fixtures and equipment	7,694.0	8,063.0
Property under capital leases	637.2	649.9
	20,233.4	20,248.0
Less accumulated depreciation and amortization	(10,323.2)	(9,965.3)
Total property, net	9,910.2	10,282.7

Goodwill	430.9	426.6
Investments in unconsolidated affiliate	187.2	169.9
Other assets	386.8	259.1
Total assets	$15,148.1	$14,963.6

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per-share amounts)

	Year-end 2010	Year-end 2009
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$505.6	$509.2
Current obligations under capital leases	30.7	31.6
Accounts payable	2,533.4	2,458.9
Accrued salaries and wages	468.9	426.8
Deferred income taxes	96.3	103.1
Other accrued liabilities	679.3	708.2
Total current liabilities	4,314.2	4,237.8

Long-term debt:
Notes and debentures	3,843.8	3,874.3
Obligations under capital leases	456.2	486.6
Total long-term debt	4,300.0	4,360.9

Deferred income taxes	153.5	150.5
Pension and post-retirement benefit obligations	727.9	635.4
Accrued claims and other liabilities	654.8	632.6
Total liabilities	10,150.4	10,017.2

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 599.8 and 592.6 shares issued	6.0	5.9
Additional paid-in capital	4,363.1	4,212.4
Treasury stock at cost: 231.8 and 204.3 shares	(6,283.8)	(5,661.8)
Accumulated other comprehensive income (loss)	88.0	(13.8)
Retained earnings	6,820.0	6,403.7
Total Safeway Inc. equity	4,993.3	4,946.4
Noncontrolling interest	4.4	–
Total equity	4,997.7	4,946.4
Total liabilities and stockholders’ equity	$15,148.1	$14,963.6

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008

Operating Activities:
Net income (loss) before allocation to noncontrolling interest	$590.6	$(1,097.5)	$965.3
Reconciliation to net cash flow from operating activities:
Goodwill impairment charge	–	1,974.2	–
Depreciation expense	1,162.4	1,171.2	1,141.1
Property impairment charges	71.7	73.7	40.3
Share-based employee compensation	55.5	61.7	64.3
Excess tax benefit from exercise of stock options	(1.6)	(0.1)	(1.5)
LIFO (income) expense	(28.0)	(35.2)	34.9
Equity in (earnings) losses of unconsolidated affiliate	(15.3)	(8.5)	2.5
Net pension and post-retirement benefits expense	125.2	140.1	96.7
Contributions to pension and post-retirement benefit plans	(17.7)	(24.4)	(42.5)
(Gain) loss on property dispositions and lease exit costs, net	(27.5)	12.7	(19.0)
Increase (decrease) in accrued claims and other liabilities	36.2	(34.3)	21.1
Deferred income taxes	(31.3)	(142.1)	171.7
Amortization of deferred finance costs	4.8	4.8	5.1
Other	(6.6)	26.7	(3.1)
Changes in working capital items:
Receivables	14.6	26.0	11.7
Inventories at FIFO cost	(64.4)	173.5	95.2
Prepaid expenses and other current assets	(15.3)	(30.4)	13.7
Income taxes	(3.7)	188.6	(96.8)
Payables and accruals	7.0	(101.4)	(273.7)
Payables related to third-party gift cards, net of receivables	(6.9)	170.4	23.9
Net cash flow from operating activities	1,849.7	2,549.7	2,250.9

Investing Activities:
Cash paid for property additions	(837.5)	(851.6)	(1,595.7)
Proceeds from sale of property	84.5	22.9	97.8
Other	(45.8)	(60.3)	(48.1)
Net cash used by investing activities	(798.8)	(889.0)	(1,546.0)

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008

Financing Activities:
Additions to (payments on) short-term borrowings, net	0.2	(1.3)	(95.0)
Additions to long-term borrowings	1,627.4	1,653.7	2,130.0
Payments on long-term borrowings	(1,712.4)	(2,251.9)	(2,165.0)
Purchase of treasury stock	(621.1)	(884.9)	(359.5)
Dividends paid	(168.1)	(153.1)	(132.1)
Net proceeds from exercise of stock options	117.1	28.6	29.0
Excess tax benefit from exercise of stock options	1.6	0.1	1.5
Income tax refund related to prior years’ debt financing	–	16.8	2.8
Payment of debt issuance costs	(6.0)	(8.2)	(5.6)
Other	(6.8)	(0.1)	(0.4)
Net cash flow used by financing activities	(768.1)	(1,600.3)	(594.3)
Effect of changes in exchange rates on cash	24.5	28.3	(5.6)
Increase in cash and equivalents	307.3	88.7	105.0

Cash and Equivalents:
Beginning of year	471.5	382.8	277.8
End of year	$778.8	$471.5	$382.8

Other Cash Information:
Cash payments during the year for:
Interest	$315.7	$335.6	$379.7
Income taxes, net of refunds (excluding income tax refund related to prior years’ debt financing)	325.6	97.7	464.4

Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$0.1	$7.0	$4.4
Purchases of property, plant and equipment included in accounts payable	130.1	116.4	243.7
Mortgage notes assumed in property additions	1.9	–	–

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008
Common Stock
Balance, beginning of year	$5.9	$5.9	$5.9
Options exercised	0.1	–	–
Balance, end of year	6.0	5.9	5.9

Additional Paid-In Capital
Balance, beginning of year	4,212.4	4,128.3	4,038.2
Share-based employee compensation	55.5	61.7	64.3
Options exercised	105.8	21.5	25.5
Other	(10.6)	0.9	0.3
Balance, end of year	4,363.1	4,212.4	4,128.3

Treasury Stock
Balance, beginning of year	(5,661.8)	(4,776.8)	(4,418.0)
Purchase of treasury stock	(621.1)	(884.9)	(359.5)
Options exercised	–	–	1.1
Other	(0.9)	(0.1)	(0.4)
Balance, end of year	(6,283.8)	(5,661.8)	(4,776.8)

Retained Earnings
Balance, beginning of year	6,403.7	7,657.5	6,829.5
Net income (loss) attributable to Safeway Inc.	589.8	(1,097.5)	965.3
Cash dividends declared ($0.46, $0.3828 and $0.3174 per share)	(173.5)	(156.3)	(137.3)
Balance, end of year	6,820.0	6,403.7	7,657.5

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	(13.8)	(228.7)	246.2
Translation adjustments (net of tax of $3.0, $2.3 and $10.6)	90.6	162.2	(226.7)
Pension and post-retirement benefits adjustment to funded status (net of tax of $17.5, $0.1 and $165.5)	(38.9)	(2.0)	(266.1)
Recognition of pension and post-retirement benefits actuarial loss (net of tax of $29.2, $32.8 and $10.9)	49.1	54.9	19.5
Other (net of tax of $0.3, $0.7 and $1.4)	1.0	(0.2)	(1.6)
Balance, end of year	88.0	(13.8)	(228.7)

Noncontrolling Interests
Balance, beginning of year	–	–	–
Adoption of accounting guidance on noncontrolling interests, net of tax	2.8	–	–
Net earnings attributable to noncontrolling interests, net of tax	0.8	–	–
Other	0.8	–	–
Balance, end of year	4.4	–	–
Total Equity	$4,997.7	$4,946.4	$6,786.2

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per-share amounts)

	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008
Comprehensive Income (Loss)
Net income (loss) before allocation to noncontrolling interests	$590.6	$(1,097.5)	$965.3
Translation adjustments, net of tax	90.6	162.2	(226.7)
Pension and post-retirement benefits adjustment to funded status	(38.9)	(2.0)	(266.1)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	49.1	54.9	19.5
Other, net of tax	1.0	(0.2)	(1.6)
Comprehensive income (loss) including noncontrolling interests	$692.4	$(882.6)	$490.4
Comprehensive income attributable to noncontrolling interests	(0.8)	–	–
Comprehensive income (loss) attributable to Safeway Inc.	$691.6	$(882.6)	$490.4

	Number of Shares Issued
Common Stock
Balance, beginning of year	592.6	590.7	589.3
Options exercised	6.1	1.5	1.4
Restricted stock grants	1.1	0.4	–
Balance, end of year	599.8	592.6	590.7

	Number of Shares
Treasury Stock
Balance, beginning of year	(204.3)	(161.8)	(149.2)
Purchase of treasury stock	(27.4)	(42.5)	(12.6)
Other	(0.1)	–	–
Balance, end of year	(231.8)	(204.3)	(161.8)

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A:   The Company and Significant Accounting Policies

The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,694 stores as of year-end 2010. Safeway’s U.S. retail operations are located principally in California, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).

Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides third-party gift cards, prepaid cards, telecom cards, and sports and entertainment cards through leading grocery, convenience and other retailers in North America, Europe and Asia.

The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 168 food and general merchandise stores in Western Mexico.

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

Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”), the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”) and the 53-week period ended January 3, 2009 (“fiscal 2008” or “2008”).

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

Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which redemption is considered remote. Breakage amounts were $9.2 million, $8.7 million and $7.9 million in 2010, 2009 and 2008, respectively.

The Company, through its Blackhawk subsidiary, also sells third-party gift cards through Safeway retail operations and through other grocery and convenience store retailers. Safeway earns a commission which is recorded as other revenue when the third-party gift card is sold to the end consumer. The liability for redemption and potential income for breakage remains with the third-party merchant; therefore, Safeway does not record redemption or breakage of these gift cards.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $508.7 million in 2010, $502.9 million in 2009 and $492.1 million in 2008.

Vendor allowances totaled $2.9 billion in 2010 and $2.6 billion in both 2009 and 2008. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

Promotional allowances make up approximately 90% of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.

Slotting allowances are a small portion of total allowances (approximately 5% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.

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

Book overdrafts at year-end 2010 and 2009 of $90.1 million and $160.4 million, respectively, are included in accounts payable.

Receivables    Receivables include pharmacy, gift card receivables and miscellaneous trade receivables.

Merchandise Inventories    Merchandise inventory of $1,685 million at year-end 2010 and $1,629 million at year-end 2009 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,720 million at year-end 2010 and $1,692 million at year-end 2009. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company performs physical counts of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company uses a combination of the retail inventory method and cost method to determine the cost of its inventory before any LIFO reserve is applied. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

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

Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 2.0% in 2010, 2.75% in 2009 and 1.75% in 2008.

A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2010	2009	2008
Beginning balance	$453.8	$487.8	$477.6
Expense	148.3	128.8	161.6
Claim payments	(134.0)	(163.4)	(150.5)
Currency translation	0.4	0.6	(0.9)
Ending balance	468.5	453.8	487.8
Less current portion	(129.5)	(131.7)	(126.2)
Long-term portion	$339.0	$322.1	$361.6

The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $506.4 million at year-end 2010 and $507.9 million at year-end 2009.

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

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years.

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

Energy contracts.    The Company has entered into contracts to purchase electricity and natural gas at fixed prices for a portion of its energy needs. Safeway expects to take delivery of the electricity and natural gas in the normal course of business. Contracts that qualify for the normal purchase exception under derivatives and hedging accounting guidance are not marked to market. Energy purchased under these contracts is expensed as delivered.

Warrants.    Blackhawk issued warrants to third parties to purchase shares of Blackhawk common stock. The warrants are accounted for as liability awards and marked-to-market every period. The liability is calculated using the Black-Sholes model and included in Accrued Claims and Other Liabilities on the balance sheet. Since there is no active market for these warrants, the valuation model uses unobservable pricing inputs and management estimates.

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)    Accumulated other comprehensive income (loss), net of applicable taxes, consisted of the following at year-end (in millions):

	2010	2009	2008
Translation adjustments	$393.3	$302.7	$140.5
Pension and post-retirement benefits adjustment to funded status	(447.8)	(408.8)	(406.8)
Recognition of pension and post-retirement benefits actuarial loss	145.0	95.9	41.0
Other	(2.5)	(3.6)	(3.4)
Ending balance	$88.0	$(13.8)	$(228.7)

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

New Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. This guidance was effective for Safeway for the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for Safeway for the first quarter of fiscal 2011. Safeway does not expect that this guidance will have a material impact on its consolidated financial statements. See Note F for descriptions of the levels.

Note B: Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.

A summary of changes in Safeway’s goodwill by geographic area is as follows (in millions):

		2010				2009
	U.S.	Canada		Total	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$93.5		$4,417.9	$4,325.0	$82.3		$4,407.3
Accumulated impairment charges	(3,991.3)	–		(3,991.3)	(2,017.1)	–		(2,017.1)
	333.1	93.5		426.6	2,307.9	82.3		2,390.2
Activity during the year:
Impairment charge	–	–		–	(1,974.2)	–		(1,974.2)
Other adjustments	–	4.3	(1)	4.3	(0.6)	11.2	(1)	10.6
	–	4.3		4.3	(1,974.8)	11.2		(1,963.6)
Balance – end of year:
Goodwill	4,324.4	97.8		4,422.2	4,324.4	93.5		4,417.9
Accumulated impairment charges	(3,991.3)	–		(3,991.3)	(3,991.3)	–		(3,991.3)
	$333.1	$97.8		$430.9	$333.1	$93.5		$426.6

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Our operating segments are our retail divisions. Our reporting units are generally consistent with our operating segments.

Based upon the results of our 2010 and 2008 analyses, no impairment of goodwill was indicated in 2010 or 2008. As a result of the Company’s 2009 annual impairment test, Safeway recorded a non-cash impairment charge in the amount of $1,974.2 million (pre-tax) to reduce the carrying value of goodwill. The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on an average of the guideline company method and the discounted cash flow method. These methods are based on historical and forecasted amounts specific to each reporting unit and consider sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy. See Note F for a discussion of levels.

Note C:    Store Lease Exit Costs and Impairment Charges

Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $71.7 million in 2010, $73.7 million in 2009 and $40.3 million in 2008. These charges are included as a component of operating and administrative expense.

Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Beginning balance	$87.6	$100.1	$128.2
Provision for estimated net future cash flows of additional closed stores (1)	5.1	1.1	3.5
Net cash flows, interest accretion, changes in estimates of net future cash flows	1.3	(13.6)	(31.6)
Ending balance	$94.0	$87.6	$100.1

(1)	Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

Store lease exit costs are included as a component of operating and administrative expense, and the liability is included in accrued claims and other liabilities.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D:  Financing

Notes and debentures were composed of the following at year end (in millions):

	2010	2009
Commercial paper	$–	$50.0
Bank credit agreement, unsecured	–	–
Other bank borrowings, unsecured	2.4	2.1
Mortgage notes payable, secured	11.3	14.9
4.95% Senior Notes due 2010, unsecured	–	500.0
6.50% Senior Notes due 2011, unsecured	500.0	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	–
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	24.1	22.1
Interest rate swap fair value adjustment	11.6	(6.6)
Unamortized deferred gain on swap termination	–	1.0
	4,349.4	4,383.5
Less current maturities	(505.6)	(509.2)
Long-term portion	$3,843.8	$3,874.3

Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2012. The weighted-average interest rate on commercial paper borrowings during 2010 was 0.36%. The weighted-average interest rate on commercial paper borrowing during 2009 was 0.32% and was 0.33% at year-end 2009.

Bank Credit Agreement    The Company has a $1,600.0 million credit agreement (as amended) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The credit agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The credit agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the credit agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the credit agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of January 1, 2011, the Company was in compliance with these covenant requirements. As of January 1, 2011, there were no borrowings, and letters of credit totaled $79.6 million under the Credit Agreement. Total unused borrowing capacity under the credit agreement was $1,520.4 million as of January 1, 2011.

U.S. borrowings under the credit agreement carry interest at one of the following rates selected by the Company: (1) the prime rate; (2) a rate based on rates at which Eurodollar deposits are offered to first-class banks by the lenders in the

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

bank credit agreement plus a pricing margin based on the Company’s debt rating or interest coverage ratio (the “Pricing Margin”); or (3) rates quoted at the discretion of the lenders. Canadian borrowings denominated in U.S. dollars carry interest at one of the following rates selected by the Company: (a) the Canadian base rate; or (b) the Canadian Eurodollar rate plus the Pricing Margin. Canadian borrowings denominated in Canadian dollars carry interest at one of the following rates selected by the Company: (1) the Canadian prime rate; or (2) the rate for Canadian bankers acceptances plus the Pricing Margin.

During 2010, the Company paid facility fees of 0.05% on the total amount of the credit facility.

Shelf Registration    On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.5 billion of securities under the Shelf. As of January 1, 2011, $1.0 billion of securities were available for issuance under the board’s authorization.

Senior Unsecured Indebtedness    Pursuant to the Shelf, Safeway issued $500.0 million of 3.95% Notes on August 3, 2010, which mature on August 15, 2020. Additionally, Safeway issued $500.0 million of 5.0% Notes on July 31, 2009, which mature on August 15, 2019, and $500.0 million of 6.25% Notes on December 17, 2008, which mature on March 15, 2014.

Mortgage Notes Payable    Mortgage notes payable at year-end 2010 have remaining terms ranging from less than one year to 13 years, had a weighted-average interest rate during 2010 of 7.82% and are secured by properties with a net book value of approximately $59.8 million.

Other Notes Payable    Other notes payable at year-end 2010 have remaining terms ranging from four years to 22 years and a weighted average interest rate of 6.79% during 2010.

Annual Debt Maturities    As of year-end 2010, annual debt maturities (principal payments only, excluding the interest rate swap fair value adjustment) were as follows (in millions):

2011	$505.6
2012	801.7
2013	1.7
2014	751.9
2015	1.9
Thereafter	2,275.0
$4,337.8

Letters of Credit    The Company had letters of credit of $90.0 million outstanding at year-end 2010, of which $79.6 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.

Fair Value    At year-end 2010 and year-end 2009, the estimated fair value of debt, including current maturities, was $4.6 billion and $4.7 billion, respectively.

Note E: Financial Instruments

Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	2010		2009
Income statement classification	Gain on interest rate swaps	Loss on debt	Loss on interest rate swaps		Gain on debt
Interest expense	$18.2	$(18.2)		$(6.6)	$6.6

The fair value and the balance sheet presentation of derivative instruments as of January 1, 2011 are as follows (in millions):

	Location in consolidated balance sheet	Fair value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$11.6
Total derivative assets		$11.6

The fair value and the balance sheet presentation of derivative instruments as of January 2, 2010 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative liabilities designated as hedges:
Interest rate swaps	Other long-term liabilities	$6.6
Total derivative liabilities		$6.6

Note  F:   Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at January 1, 2011 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$222.2	$–	$222.2	$–
Short-term investments [1]	59.9	59.8	0.1	–
Non-current investments [2]	29.1	–	29.1	–
Interest rate swap [2]	11.6	–	11.6	–
Total	$322.8	$59.8	$263.0	$–
Liabilities:
Other [3]	$3.0	$–	$–	$3.0
Warrants[3]	22.8	–	–	22.8
Total	$25.8	$–	$–	$25.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Accrued Claims and Other Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended January 1, 2011 follows (in millions):

	Other	Warrants	Total
Balance as of January 2, 2010	$–	$15.2	$15.2
Additions	3.0	0.1	3.1
Unrealized losses, net of gains	–	7.5	7.5
Balance as of January 1, 2011	$3.0	$22.8	$25.8

The following table presents assets and liabilities which are measured at fair value on a recurring basis at January 2, 2010 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1.2	$1.2	$–	$–
Short-term investments[1]	51.8	48.1	3.7	–
Non-current investments [2]	24.3	–	24.3	–
Total	$77.3	$49.3	$28.0	$–
Liabilities:
Interest rate swap	$6.6	$–	$6.6	$–
Warrants [3]	15.2	–	–	15.2
Total	$21.8	$–	$6.6	$15.2

(1)	Included in Prepaid Expense and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During fiscal 2010, long-lived assets with a carrying value of $99.0 million were written down to their fair value of $27.3 million, resulting in an impairment charge of $71.7 million. During fiscal 2009, long-lived assets with a carrying value of $99.0 million were written down to their fair value of $25.3 million, resulting in an impairment charge of $73.7 million.

Note G: Lease Obligations

At year-end 2010, Safeway leased approximately 59% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.

As of year-end 2010, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2011	$77.8	$470.5
2012	75.5	439.0
2013	73.2	403.0
2014	70.9	367.9
2015	65.9	320.4
Thereafter	504.7	2,129.3
Total minimum lease payments	868.0	$4,130.1
Less amounts representing interest	(381.1)
Present value of net minimum lease payments	486.9
Less current obligations	(30.7)
Long-term obligations	$456.2

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $134.5 million.

Amortization expense for property under capital leases was $29.8 million in 2010, $34.6 million in 2009 and $38.8 million in 2008. Accumulated amortization of property under capital leases was $311.9 million at year-end 2010 and $290.4 million at year-end 2009.

The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2010	2009	2008
Property leases:
Minimum rentals	$447.9	$445.0	$454.2
Contingent rentals (1)	8.8	8.5	12.8
Less rentals from subleases	(8.7)	(11.3)	(9.9)
	448.0	442.2	457.1
Equipment leases	26.5	26.3	28.9
	$474.5	$468.5	$486.0

(1)	In general, contingent rentals are based on individual store sales.

Note H: Interest Expense

Interest expense consisted of the following (in millions):

	2010	2009	2008
Commercial paper	$1.6	$4.1	$16.3
Bank credit agreement	0.8	0.8	1.2
Other bank borrowings	0.1	0.1	2.2
Mortgage notes payable	1.2	1.3	1.5
4.125% Senior Notes	–	–	10.2
4.45% Senior Notes	–	–	11.3
6.50% Senior Notes	–	–	14.0
Floating Rate Senior Notes	–	1.0	9.8
7.50% Senior Notes	–	26.3	37.5
4.95% Senior Notes	15.3	24.8	24.8
6.50% Senior Notes	32.5	32.5	32.5
5.80% Senior Notes	46.4	46.4	46.4
6.25% Senior Notes	31.3	31.3	1.1
5.625% Senior Notes	14.1	14.1	14.1
6.35% Senior Notes	31.8	31.8	31.8
5.00% Senior Notes	25.0	10.2	–
3.95% Senior Notes	8.2	–	–
7.45% Senior Debentures	11.2	11.2	11.2
7.25% Senior Debentures	43.5	43.5	43.5
Other notes payable	1.7	2.8	1.3
Obligations under capital leases	50.4	54.1	59.2
Amortization of deferred finance costs	4.8	4.8	5.1
Interest rate swap agreements	(9.4)	(0.3)	0.8
Amortization of deferred gain on swap termination	(1.0)	(1.6)	(4.9)
Capitalized interest	(11.0)	(7.5)	(12.2)
	$298.5	$331.7	$358.7

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I:    Capital Stock

Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none were outstanding during 2010, 2009 or 2008. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2010 was 368.0 million shares (net of 231.8 million shares of treasury stock) and 388.3 million shares at year-end 2009 (net of 204.3 million shares of treasury stock).

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

2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options to purchase 9.8 million shares were available for grant at January 1, 2011 under this plan. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares.

Restricted Stock    The Company awarded 1,129,780 shares, 450,150 shares and 40,000 shares of restricted stock in 2010, 2009 and 2008, respectively, to certain officers and key employees. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense of $6.1 million in 2010, $2.5 million in 2009 and $0.9 million in 2008.

The following table summarizes information about unvested Safeway restricted stock as of January 1, 2011:

	Awards	Weighted- average grant date fair value
Unvested, year-end 2009	540,150	$20.57
Granted	1,129,780	24.54
Vested	(102,928)	23.95
Canceled	(82,754)	23.91
Unvested, year-end 2010	1,484,248	$23.17

At the date of vest, the fair value of restricted stock awards vested during the year was $2.5 million in 2010, $0.2 million in 2009 and $1.3 million in 2008. At January 1, 2011 there was $27.0 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the Company’s stock option plans for the year ended January 1, 2011 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, year-end 2009	41,235,601	$27.41	$36.2

2010 Activity:
Granted	3,182,151	24.15
Canceled	(4,952,425)	40.62
Exercised	(6,067,454)	19.30
Outstanding, year-end 2010	33,397,873	$26.63	$33.5
Exercisable, year-end 2010(1)	18,681,216	$27.74	$13.3
Vested and expected to vest, year-end 2010(2)	28,229,361	$27.04	$25.3

(1) The remaining weighted-average contractual life of these options is 1.9 years.

(2) The remaining weighted-average contractual life of these options is 3.1 years.

Weighted-average fair value of options granted during the year:
2008	$8.74
2009	6.90
2010	6.88

The total intrinsic value of options exercised was $26.3 million in 2010, $3.4 million in 2009 and $13.5 million in 2008. As of year-end 2010, there was $74.2 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

Additional Stock Plan Information    Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2010	2009	2008
Expected life (in years)	6.5	6.5	4.5
Expected stock volatility	30.3% - 31.2%	31.5% - 40.2%	32.0% - 48.3%
Risk-free interest rate	1.75% - 3.10%	2.35% - 3.20%	2.58% - 3.19%
Expected dividend yield during the expected term	1.8% - 2.2%	1.3% - 1.9%	0.8% - 1.1%

In 2010 and 2009, the expected term of the awards was determined utilizing the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Safeway utilized this method beginning in 2009 because it began issuing awards with longer contractual lives. In 2008, the Company calculated the expected term based upon historical data. Expected stock volatility was determined based upon a combination of historical volatility for periods preceding the measurement date and estimates of implied volatility based upon open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total share-based compensation expenses recognized as a component of operating and administrative expense is as follows (in millions):

	2010	2009	2008
Share-based compensation expense	$55.5	$61.7	$64.3
Income tax benefit	(20.8)	(22.6)	(23.5)
Share-based compensation expense recognized in earnings, net of tax	$34.7	$39.1	$40.8

Note J:    Taxes on Income

The components of income (loss) before income tax expense are as follows (in millions):

	2010	2009	2008
Domestic	$549.6	$(1,315.6)	$1,241.2
Foreign	331.6	362.3	263.4
	$881.2	$(953.3)	$1,504.6

The components of income tax expense are as follows (in millions):

	2010	2009	2008
Current:
Federal	$180.2	$137.1	$251.1
State	43.9	34.3	40.2
Foreign	97.8	114.9	76.3
	321.9	286.3	367.6
Deferred:
Federal	(20.7)	(111.4)	142.7
State	(5.2)	(25.6)	24.8
Foreign	(5.4)	(5.1)	4.2
	(31.3)	(142.1)	171.7
	$290.6	$144.2	$539.3

Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2010	2009	2008
Statutory rate	35%	35%	35%
Income tax expense (benefit) using federal statutory rate	$308.4	$(333.7)	$526.6
State taxes on income net of federal benefit	25.2	5.7	42.2
Non deductible goodwill impairment	–	549.5	–
Canadian tax rate differential	(23.1)	(16.0)	(10.4)
Tax settlements	1.5	(70.0)	(3.3)
Other	(21.4)	8.7	(15.8)
	$290.6	$144.2	$539.3

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Significant components of the Company’s net deferred tax liability at year end were as follows (in millions):

	2010	2009
Deferred tax assets:
Pension liability	$244.1	$213.6
Workers’ compensation and other claims	187.7	181.4
Employee benefits	175.0	147.1
Accrued claims and other liabilities	74.1	73.1
Charitable contribution carryforwards	7.4	34.7
Reserves not currently deductible	43.7	34.9
Operating loss carryforwards	2.3	2.6
Other assets	32.1	26.7
	$766.4	$714.1

	2010	2009
Deferred tax liabilities:
Property	$649.5	$626.3
Inventory	306.5	286.9
Investments in foreign operations	60.2	54.5
	1,016.2	967.7
Net deferred tax liability	249.8	253.6
Less current portion of net deferred tax liability	(96.3)	(103.1)
Noncurrent portion of net deferred tax liability	$153.5	$150.5

At January 1, 2011, the Company had federal and state charitable contribution carryforwards of $32.6 million which expire from 2012 through 2015.

The Company had net operating loss carryforwards for federal income tax purposes of approximately $6.5 million which expire at various dates from 2022 to 2026. The Company also had state tax credit carryforwards of $28.8 million which have no expiration date.

At January 1, 2011, certain undistributed earnings of the Company’s foreign operations totaling $2,051.1 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the U.S., since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax-efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2010	2009	2008
Balance at beginning of year	$151.0	$129.2	$123.1
Additions based on tax positions related to the current year	4.3	4.1	11.7
Additions for tax positions of prior years	10.6	105.3	7.5
Reductions based on tax positions related to the current year	–	–	(9.8)
Reductions for tax positions of prior years	(4.7)	(69.2)	(2.8)
Additions related to changes in foreign currency translation	0.4	1.0	0.3
Expiration of statute of limitations	(0.8)	(0.9)	–
Settlements	(0.9)	(18.5)	(0.8)
Balance at end of year	$159.9	$151.0	$129.2

As of January 1, 2011, January 2, 2010 and January 3, 2009, the balance of unrecognized tax benefits included tax positions of $43.7 million (net of tax), $37.4 million (net of tax) and $121.7 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.

Income tax expense in 2010, 2009 and 2008 included benefits of $0.5 million (net of tax), benefits of $10.0 million (net of tax) and benefits of $4.8 million (net of tax), respectively, related to interest and penalties. As of January 1, 2011 and January 2, 2010, the Company’s accrual for net interest and penalties was a liability of $2.0 million and $2.4 million, respectively.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The IRS examination of the Company’s federal income tax returns for 2004 and 2005 is complete. The IRS and other tax authorities have proposed tax deficiencies on several issues which the Company is contesting. With limited exceptions, including these proposed tax deficiencies and certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2006, and is no longer subject to state and local income tax examinations for fiscal years before 2002. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.

The Company does not anticipate that unrecognized tax benefits will significantly change in the next 12 months.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K:  Employee Benefit Plans and Collective Bargaining Agreements

Pension Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multi-employer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.

Other Post-Retirement Benefits    In addition to the Company’s pension plans, the Company sponsors plans that provide postretirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the postretirement medical plans. Safeway pays all the costs of the life insurance plans. The Company also sponsors a Retirement Restoration Plan that provides death benefits and supplemental income payments for senior executives after retirement. All of these Other Post-Retirement Benefit Plans are unfunded.

The following table provides a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended January 1, 2011 and a statement of the funded status as of year-end 2010 and year-end 2009. Activity for 2009 includes the removal of the Canadian money purchase plan which had been previously presented within the table but has since been determined to be a defined contribution plan (in millions):

	Pension		Other Post-Retirement Benefits
	2010	2009	2010	2009
Change in projected benefit obligation:
Beginning balance	$2,095.5	$2,009.0	$121.7	$111.0
Service cost	36.1	39.4	2.3	1.5
Interest cost	125.8	116.0	7.2	6.6
Plan amendments	–	(15.1)	–	–
Actuarial loss	108.6	157.1	6.8	4.7
Plan participant contributions	–	–	1.8	2.3
Benefit payments	(129.5)	(121.4)	(9.3)	(10.0)
Reclassification of money purchase plan component	–	(138.1)	–	–
Currency translation adjustment	20.7	48.6	2.3	5.6
Ending balance	$2,257.2	$2,095.5	$132.8	$121.7
Change in fair value of plan assets:
Beginning balance	$1,572.1	$1,512.7	$–	$–
Actual return on plan assets	183.6	252.8	–	–
Employer contributions	10.2	16.7	7.5	7.7
Plan participant contributions	–	–	1.8	2.3
Benefit payments	(129.5)	(121.4)	(9.3)	(10.0)
Reclassification of money purchase plan component	–	(129.6)	–	–
Currency translation adjustment	15.8	40.9	–	–
Ending balance	$1,652.2	$1,572.1	$–	$–
Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(1.5)	$(1.4)	$(8.4)	$(8.3)
Pension and postretirement benefit obligations (non- current liability)	(603.5)	(522.0)	(124.4)	(113.4)
Funded status	$(605.0)	$(523.4)	$(132.8)	$(121.7)

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension		Other Post-Retirement Benefits
	2010	2009	2010	2009
Net actuarial loss	$583.5	$592.4	$26.1	$21.9
Prior service cost (credit)	47.1	64.4	(1.5)	(1.6)
	$630.6	$656.8	$24.6	$20.3

Safeway expects approximately $62.2 million of the net actuarial pension loss and $15.9 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2011.

Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2010 and 2009, is shown below (in millions):

	2010	2009
Projected benefit obligation	$2,257.2	$2,095.5
Accumulated benefit obligation	2,171.9	2,028.4
Fair value of plan assets	1,652.2	1,572.1

The following tables provide the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension			Other Post-Retirement Benefits
Components of net expense:	2010	2009	2008	2010	2009	2008
Estimated return on plan assets	$(124.5)	$(110.8)	$(147.8)	$–	$–	$–
Service cost	36.1	39.4	101.7	2.3	1.5	2.6
Interest cost	125.8	116.0	102.3	7.2	6.6	7.5
Plan curtailment gain	–	(0.3)	–	–	–	–
Amortization of prior service cost (credit)	17.3	19.3	21.9	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	58.6	66.6	6.5	2.5	1.9	2.1
Net expense	$113.3	$130.2	$84.6	$11.9	$9.9	$12.1

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$49.7	$12.1	$446.1	$6.7	$4.8	$(11.6)
Amortization of net actuarial loss	(58.6)	(66.6)	(6.5)	(2.5)	(1.9)	(2.1)
Prior service credit	–	(14.8)	(2.9)	–	–	–
Amortization of prior service (cost) credit	(17.3)	(19.3)	(21.9)	0.1	0.1	0.1
Total recognized in other comprehensive income	(26.2)	(88.6)	414.8	4.3	3.0	(13.6)
Total net expense and changes in plan assets and benefit obligations recognized in other comprehensive income	$87.1	$41.6	$499.4	$16.2	$12.9	$(1.5)

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	2010	2009	2008
Discount rate:
United States plans	5.7%	6.2%	6.3%
Canadian plans	5.0	5.8	6.5
Combined weighted-average rate	5.6	6.1	6.3

Rate of compensation increase:
United States plans	3.0%	3.0%	3.0%
Canadian plans	2.5	3.0	3.0

The actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	2010	2009	2008
Discount rate:
United States plans	6.2%	6.3%	6.1%
Canadian plans	5.8	6.5	5.3
Combined weighted-average rate	6.1	6.3	5.9

Expected return on plan assets:
United States plans	8.5%	8.5%	8.5%
Canadian plans	7.0	7.0	7.0

Rate of compensation increase:
United States plans	3.0%	3.0%	4.0%
Canadian plans	3.0	3.0	3.5

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

		Plan assets
Asset category	Target	2010	2009
Equity	65%	67.6%	68.9%
Fixed income	35	31.1	30.3
Cash and other	–	1.3	0.8
Total	100%	100.0%	100.0%

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

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at January 1, 2011, excluding pending transactions of $24.4 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$11.1	$10.4	$0.7	$–
Short-term investment collective trust	35.0	–	35.0	–
Common and preferred stock:
Domestic common and preferred stock	485.4	484.8	0.6	–
International common stock	42.1	42.1	–	–
Common collective trust funds	705.3	–	705.3	–
Corporate bonds	90.1	–	87.0	3.1
Mortgage- and other-asset backed securities	47.8	–	47.8	–
Mutual funds	32.8	32.8	–	–
U.S. government securities	202.3	–	201.6	0.7
Other securities	24.7	–	24.7	–
Total	$1,676.6	$570.1	$1,102.7	$3.8

See Note F for a discussion of levels, inputs and valuation techniques.

A reconciliation of the beginning and ending balances for Level 3 assets for the year ended January 1, 2011 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other- asset backed securities	U.S. government securities	Other securities
Balance as of January 2, 2010	$5.8	$2.9	$2.5	$0.2	$0.2
Purchases, sales, settlements, net	(1.5)	–	(1.8)	0.5	(0.2)
Transfers in and/or out of Level 3	(0.6)	–	(0.6)	–	–
Realized losses	(0.6)	–	(0.6)	–	–
Unrealized gains	0.7	0.2	0.5	–	–
Balance as of January 1, 2011	$3.8	$3.1	$–	$0.7	$–

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at January 2, 2010, excluding pending transactions of $32.2 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$12.8	$11.5	$1.3	$–
Short-term investment collective trust	21.7	–	21.7	–
Common and preferred stock:
Domestic common and preferred stock	440.7	440.1	0.6	–
International common stock	32.8	32.8	–	–
Common collective trust funds	680.8	–	680.8	–
Corporate bonds	89.5	–	86.6	2.9
Mortgage- and other-asset backed securities	49.0	–	46.5	2.5
Mutual funds	31.0	31.0	–	–
U.S. government securities	162.7	–	162.5	0.2
Other securities	18.9	–	18.7	0.2
Total	$1,539.9	$515.4	$1,018.7	$5.8

See Note F for a discussion of levels, inputs and valuation techniques.

A reconciliation of the beginning and ending balances for Level 3 assets for the year ended January 2, 2010 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other- asset backed securities	U.S. government securities	Other securities
Balance as of January 3, 2009	$1.5	$0.6	$1.1	$0.3	$(0.5)
Purchases, sales, settlements, net	3.3	2.5	0.4	(0.1)	0.5
Transfers in and/or out of Level 3	1.6	–	1.6	–	–
Realized (losses) gains	(0.9)	(0.5)	(0.6)	–	0.2
Unrealized gains	0.3	0.3	–	–	–
Balance as of January 2, 2010	$5.8	$2.9	$2.5	$0.2	$0.2

Contributions    Safeway expects to contribute approximately $175 million to its defined benefit pension plan and post-retirement benefit plans in 2011.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2011	$121.1	$8.9
2012	127.2	9.2
2013	132.4	9.6
2014	137.3	9.9
2015	140.9	10.2
2016 – 2020	766.2	57.0

Multi-Employer Pension Plans    Safeway participates in various multi-employer retirement plans, covering substantially all Company employees not covered under the Company’s non-contributory retirement plans. These multi-employer retirement plans are generally defined benefit plans and are pursuant to agreements between the Company and various unions. In many cases, specific benefit levels are not negotiated with contributing employers or in some cases even known by contributing employers. Contributions of $292.3 million in 2010, $278.1 million in 2009 and $286.9 million in 2008 were made and charged to expense.

Note L:  Investment in Unconsolidated Affiliates

At year-end 2010, 2009 and 2008, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 168 food and general merchandise stores in Western Mexico at year-end 2010.

Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $15.3 million in 2010, income of $8.5 million in 2009 and a loss of $2.5 million in 2008.

Note M:  Commitments and Contingencies

Legal Matters    On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer (subsequently ex. rel. Jerry Brown) v. Safeway Inc. dba Vons, et al., against the Company; the Company’s subsidiary, The Vons Companies, Inc.; Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement (“MSAA”) entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. The Attorney General has also indicated that it may seek an order requiring the return of any funds received pursuant to the MSAA. Pursuant to the MSAA, the Company received $83.5 million of payments in 2004, which it recorded as reductions to cost of sales of $51.5 million and $32 million in the fourth quarter of 2003 and the first quarter of 2004, respectively. Defendants’ motion for summary judgment based on the federal non-statutory labor exemption to the antitrust laws was denied by the court on May 25, 2005 and again on March 6, 2008. The Attorney General’s motion for summary judgment arguing that the MSAA was a per se antitrust violation was denied by the court on December 7, 2006. On March 27, 2008, pursuant to a stipulation of the parties, the court entered a final judgment in favor of the defendants. Both sides appealed issues to the Ninth Circuit Court of Appeals. On August 17, 2010, a three-judge panel of the U.S. Court of Appeals for the Ninth Circuit, by a 2-1 vote, reversed the district court judgment in favor of the defendants on the State’s antitrust claim and remanded the case for entry of judgment in favor of the State and for any further proceedings consistent with the court’s decision. On February 11, 2011, the Ninth Circuit granted the defendants’ petition for rehearing en banc and indicated that a hearing would be set for the week of March 21, 2011.

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages.

It is management’s opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s financial statements taken as a whole.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings, marketing development funds, the purchase of energy and other purchase obligations. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $581.5 million at year-end 2010.

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

The difficult economic environment has had a negative impact on all of Safeway’s divisions. Two of these divisions, Vons and Eastern, had large goodwill balances from purchase transactions which were impaired in 2009. Randall’s and Dominick’s were also purchase transactions, but the goodwill related to those divisions was fully impaired in previous years. Consequently, even though the economy has reduced operating results at all of the divisions, the material portion of the 2009 goodwill impairment was at Vons and Eastern.

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2010
Sales and other revenue	$34,782.4	$6,267.6	$41,050.0
Operating profit	828.8	330.6	1,159.4
Income before income taxes	549.6	331.6	881.2
Long-lived assets, net	8,607.2	1,303.0	9,910.2
Total assets	12,448.7	2,699.4	15,148.1

2009
Sales and other revenue	$34,980.3	$5,870.4	$40,850.7
Operating (loss) profit (1)	(992.8)	364.1	(628.7)
(Loss) income before income taxes (1)	(1,315.6)	362.3	(953.3)
Long-lived assets, net	8,945.6	1,337.1	10,282.7
Total assets	12,611.3	2,352.3	14,963.6

2008
Sales and other revenue	$37,661.2	$6,442.8	$44,104.0
Operating profit	1,580.6	272.1	1,852.7
Income before income taxes	1,241.2	263.4	1,504.6
Long-lived assets, net	9,407.0	1,236.1	10,643.1
Total assets	15,596.7	1,888.0	17,484.7

(1)	2009 includes a pre-tax goodwill impairment charge of $1,974.2 million in the U.S. See Note B.

SAFEWAY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents sales revenue by type of similar product (dollars in millions):

	2010		2009		2008
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$17,364.4	42.3%	$17,854.4	43.7%	$18,666.9	42.4%
Perishables (2)	15,430.8	37.6%	15,328.6	37.5%	16,514.0	37.4%
Pharmacy	3,881.0	9.4%	3,835.3	9.4%	3,878.3	8.8%
Fuel	3,187.9	7.8%	2,688.7	6.6%	3,885.2	8.8%
Other (3)	1,185.9	2.9%	1,143.7	2.8%	1,159.6	2.6%
Total sales and other revenue	$41,050.0	100.0%	$40,850.7	100.0%	$44,104.0	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

Note O:  Income (Loss) Per Share

(In millions, except per-share amounts)	2010		2009		2008
	Diluted	Basic	Diluted	Basic	Diluted	Basic

Net income (loss) attributable to Safeway Inc.	$589.8	$589.8	$(1,097.5)	$(1,097.5)	$965.3	$965.3
Weighted-average common shares outstanding	378.3	378.3	412.9	412.9	433.8	433.8
Common share equivalents	1.3				2.5
Weighted-average shares outstanding	379.6				436.3
Income (loss) per share	$1.55	$1.56	$(2.66)	$(2.66)	$2.21	$2.23

Anti-dilutive shares totaling 26.4 million in 2010, 42.5 million in 2009 and 21.9 million in 2008 have been excluded from diluted weighted-average shares outstanding.

Note P:  Guarantees

Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of January 1, 2011, Safeway did not have any material guarantees.

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

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2010
Sales and other revenue	$41,050.0	$12,803.7	$9,399.6	$9,519.5	$9,327.1
Gross profit	11,607.5	3,595.5	2,644.6	2,717.7	2,649.6
Operating profit	1,159.4	417.1	242.4	285.2	214.5
Income before income taxes	881.2	336.8	177.8	218.4	148.1
Net income attributable to Safeway Inc.	589.8	229.6	122.8	141.3	96.0
Income per common share attributable to Safeway Inc.

Basic	$1.56	$0.62	$0.33	$0.37	$0.25
Diluted	1.55	0.62	0.33	0.37	0.25

	52 Weeks	Last 16 Weeks (1)	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2009
Sales and other revenue	$40,850.7	$12,693.9	$9,458.3	$9,462.1	$9,236.4
Gross profit	11,693.5	3,635.0	2,674.1	2,731.5	2,652.9
Operating (loss) profit	(628.7)	(1,545.9)	278.1	357.6	281.5
(Loss) income before income taxes	(953.3)	(1,642.8)	201.3	283.7	204.5
Net (loss) income attributable to Safeway Inc.	(1,097.5)	(1,609.1)	128.8	238.6	144.2
(Loss) income per common share attributable to Safeway Inc.

Basic	$(2.66)	$(4.06)	$0.31	$0.57	$0.34
Diluted	(2.66)	(4.06)	0.31	0.57	0.34

(1)	The last 16 weeks of 2009 includes a pre-tax goodwill impairment charge of $1,974.2 million. See Note B.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended January 1, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedules:

None required.

3.	The following exhibits are filed as part of this report:

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3 Registration Statement filed on July 27, 2004).

Exhibit 3.2	Certificate of Amendment of Restated Certificate of Incorporation of Safeway Inc. (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 3.3	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3(ii) to the registrant’s Current Report on Form 8-K dated May 19, 2010).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

Exhibit 4(i).2	Indenture, dated as of September 10, 1997, between Safeway Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).3	Form of Officers’ Certificate establishing the terms of the Company’s 7.45% Senior Debentures due 2027, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.6 to the registrant’s Current Report on Form 8-K dated September 10, 1997).

Exhibit 4(i).4	Form of Officers’ Certificate establishing the terms of the registrant’s 7.25% Debentures due 2031, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated January 31, 2001).

Exhibit 4(i).5	Form of Officers’ Certificate establishing the terms of the registrant’s 6.50% Notes due 2011, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated March 5, 2001).

Exhibit 4(i).6	Form of Officers’ Certificate establishing the terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).7	Form of Officers’ Certificate establishing the terms of the registrant’s 5.625% Notes due 2014, including the forms of Notes (incorporated by reference to Exhibits 4.2, and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 4(i).8	Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 4(i).9	Form of Officers’ Certificate establishing the terms of the registrant’s 6.25% Notes due 2014, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated December 22, 2008).

Exhibit 4(i).10	Form of Officers’ Certificate establishing the terms of the registrant’s 5.00% Notes due 2019, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 7, 2009).

Exhibit 4(i).11	Form of Officers’ Certificate establishing the terms of the registrant’s 3.95% Notes due 2020, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 3, 2010).

Exhibit 4(iii)	Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*	1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 19, 1999), and Amendment to the 1999 Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 (333-112976)).

Exhibit 10(iii).2*	The 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).3*	The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(ii).10 to the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).4*	Amendment 2002-1 to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc., dated March 26, 2002 (incorporated by reference to Exhibit 10(iii).4 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).5*	Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 10(iii).6*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).7*	Form of stock option agreement for former directors of The Vons Companies, Inc. (incorporated by reference to Exhibit 10(iii).12 of the registrant’s Form 10-K for the year ended December 28, 1996).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).8*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).9*	Canada Safeway Limited Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).19 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).10*	Amendment dated February 26, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).27 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).11*	Amendment dated May 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).12*	Amendment dated June 2, 2004 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).13*	Form of Non-Qualified Stock Option Agreement for U.S. Employees for the Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).14*	Form of Stock Rights Agreement for the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. and the 2001 Amended and Restated Share Appreciation Rights Plan of Canada Safeway Limited (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).15*	Amended and Restated Supplemental Retirement Benefit Agreement between Safeway Inc. and Steven A. Burd dated December 15, 2008 (incorporated by reference to Exhibit 10(iii).15 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).16*	Amendment dated March 10, 2005 to the Amended and Restated 1999 Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 10(iii).17	Form of Credit Agreement dated as of June 1, 2005 by and among Safeway Inc., Canada Safeway Limited, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Deutsche Bank AG New York Branch, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. National Bank Association, as documentation agent, and the lenders that are parties to the Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 7, 2005).

Exhibit 10(iii).18*	Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).19*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement under the Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).20*	Amendment dated February 25, 2003 to the 1999 Amended and Restated Equity Participation Plan of Safeway Inc. (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2003).

Exhibit 10(iii).21	First Amendment to Credit Agreement, dated as of June 15, 2006, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A., JPMorgan Chase Bank, National Association, Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the First Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 21, 2006).

Exhibit 10(iii).22*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).23*	Deferred Compensation Plan for Safeway Non-Employee Directors, Amended and Restated June 2, 2004 (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Form 10-Q for the quarterly period ended June 19, 2004).

Exhibit 10(iii).24	Second Amendment to Credit Agreement, dated as of June 1, 2007, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers, Bank of America, N.A.; JPMorgan Chase Bank, National Association; Citicorp USA, Inc. and BNP Paribas, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders that are party to the Second Amendment (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 1, 2007).

Exhibit 10(iii).25*	Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).28 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).26*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).29 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).27*	Form of Stock Option Grant Notice (Automatic) and Stock Option Agreement (Automatic) under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).30 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).28*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Item 15.	Exhibits and Financial Statement Schedules (continued)

Exhibit 10(iii).29*	Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc (incorporated by reference to Exhibit 10(iii).32 to the registrant’s Current Report on Form 8-K dated May 16, 2007).

Exhibit 10(iii).30*	Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).33 to the registrant’s Form 10-Q for the quarterly period ended June 16, 2007).

Exhibit 10(iii).31*	Retirement Restoration Plan II of Safeway Inc., adopted effective as of January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).31 to the registrant’s Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors II, adopted October 20, 2010, amended and restated effective January 1, 2011.

Exhibit 10(iii).33*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 10(iii).34*	Updated Form of Stock Option Grant Notice–Canadian Participants and Stock Option Agreement–Canadian Participants under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).35 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

Exhibit 10(iii).35*	Amendment to the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).35 to the registrant’s Form 10-K for the year ended January 2, 2010).

Exhibit 11.1	Computation of Earnings (Loss) per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101**	The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 1, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) related notes.

*	Management contract, or compensatory plan or arrangement.

**	In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report is furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By	/s/ Steven A. Burd	Date: February 28, 2011
Steven A. Burd
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Edwards	Date: February 28, 2011
Robert L. Edwards
Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date: February 28, 2011
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

/s/ Steven A. Burd	Date: February 28, 2011
Steven A. Burd, Director and Chief Executive Officer (Principal Executive Officer)

/s/ Janet E. Grove	February 28, 2011
Janet E. Grove, Director

/s/ Mohan Gyani	February 28, 2011
Mohan Gyani, Director

/s/ Paul Hazen	February 28, 2011
Paul Hazen, Director

/s/ Frank C. Herringer	February 28, 2011
Frank C. Herringer, Director

/s/ Kenneth W. Oder	February 28, 2011
Kenneth W. Oder, Director

/s/ Arun Sarin	February 28, 2011
Arun Sarin, Director

/s/ Michael S. Shannon	February 28, 2011
Michael S. Shannon, Director

/s/ William Y. Tauscher	February 28, 2011
William Y. Tauscher, Director

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR

ENDED JANUARY 1, 2011

Exhibit 10(iii).32*	Deferred Compensation Plan for Safeway Non-Employee Directors II, adopted October 20, 2010, amended and restated effective January 1, 2011.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 1, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) related notes.

*	Management contract, or compensatory plan or arrangement.
**	In accordance with Rule 402 of Regulation S-T, Exhibit 101 to this report is furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.