Form 10-K/A
period 2011-01-01
SAFEWAY INC
filed 2011-04-07
CIK 86144

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

SAFEWAY INC. AND SUBSIDIARIES

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Safeway Inc. (“Safeway” or the “Company”) for the fiscal year ended January 1, 2011 (the “2010 Form 10-K”) filed with the United States Securities and Exchange Commission on February 28, 2011. The purpose of the Amendment is to correct the cumulative total return of the Standard & Poor’s 500 in the Stock Performance Graph found in Part II, Item 5 of the 2010 Form 10-K. The Amendment makes no other changes to the 2010 Form 10-K.

Safeway hereby amends and replaces Part II, Item 5 of the 2010 Form 10-K in its entirety. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1 and 31.2, each as of the filing date of the Amendment.

The Amendment does not reflect subsequent events occurring after the original filing date of the 2010 Form 10-K or modify or update in any way disclosures made in the 2010 Form 10-K, except as described above.

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

The performance graph above is being furnished solely to accompany this amendment number 1 to the annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

3.	The following exhibits are filed as part of this report:

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEWAY INC.

By	/s/ Steven A. Burd	Date: April 7, 2011
Steven A. Burd
Chairman, President and Chief Executive Officer (Principal Executive Officer)

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K/A (Amendment No. 1)

FOR THE YEAR ENDED JANUARY 1, 2011

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.