Form 10-Q
period 2011-03-26
SAFEWAY INC
filed 2011-05-03
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

As of April 27, 2011, there were issued and outstanding 354.1 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended
	March 26, 2011	March 27, 2010
Sales and other revenue	$9,772.0	$9,327.1
Cost of goods sold	(7,080.9)	(6,677.5)

Gross profit	2,691.1	2,649.6

Operating and administrative expense	(2,471.9)	(2,435.1)

Operating profit	219.2	214.5

Interest expense	(65.7)	(69.7)

Other income, net	3.7	3.3

Income before income taxes	157.2	148.1

Income taxes	(132.1)	(52.3)

Net income before allocation to noncontrolling interests	25.1	95.8

Add noncontrolling interests	—	0.2

Net income attributable to Safeway Inc.	$25.1	$96.0

Income per common share attributable to Safeway Inc.
Basic	$0.07	$0.25

Diluted	$0.07	$0.25

Weighted average shares outstanding:
Basic	366.0	387.8

Diluted	366.8	390.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 26, 2011	January 1, 2011
ASSETS
Current assets:
Cash and equivalents	$411.5	$778.8
Receivables	454.3	557.4
Merchandise inventories	2,730.0	2,623.4
Prepaid expenses and other current assets	264.6	273.4

Total current assets	3,860.4	4,233.0
Property	20,351.9	20,233.4
Less accumulated depreciation and amortization	(10,539.2)	(10,323.2)

Property, net	9,812.7	9,910.2

Goodwill	432.6	430.9
Investment in unconsolidated affiliate	182.9	187.2
Other assets	329.5	386.8

Total assets	$14,618.1	$15,148.1

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	March 26, 2011	January 1, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$5.0	$505.6
Current obligations under capital leases	30.7	30.7
Accounts payable	2,185.1	2,533.4
Accrued salaries and wages	430.0	468.9
Deferred income taxes	96.9	96.3
Other accrued liabilities	656.1	679.3

Total current liabilities	3,403.8	4,314.2
Long-term debt:
Notes and debentures	4,375.0	3,843.8
Obligations under capital leases	449.9	456.2

Total long-term debt	4,824.9	4,300.0

Deferred income taxes	106.2	153.5
Pension and postretirement benefit obligations	731.4	727.9
Accrued claims and other liabilities	670.7	654.8

Total liabilities	9,737.0	10,150.4

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 602.3 and 599.8 shares issued	6.0	6.0
Additional paid-in capital	4,391.2	4,363.1
Treasury stock at cost: 239.7 and 231.8 shares	(6,459.6)	(6,283.8)
Accumulated other comprehensive income	137.7	88.0
Retained earnings	6,801.4	6,820.0

Total Safeway Inc. equity	4,876.7	4,993.3
Noncontrolling interests	4.4	4.4

Total equity	4,881.1	4,997.7

Total liabilities and stockholders’ equity	$14,618.1	$15,148.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	12 Weeks Ended
	March 26, 2011	March 27, 2010
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$25.1	$95.8
Reconciliation to net cash flow used by operating activities:
Depreciation expense	265.1	269.0
Property impairment charges	7.1	17.4
Share-based employee compensation	10.9	14.1
Excess tax benefit from exercise of stock options	(0.4)	(0.5)
LIFO expense	4.0	—
Equity in earnings of unconsolidated affiliate	(1.8)	(3.0)
Net pension and post-retirement benefit expense	25.7	29.8
Contributions to pension and post-retirement plans	(6.6)	(4.4)
(Gain) loss on property retirements and lease exit costs, net	(1.4)	11.0
Increase in accrued claims and other liabilities	25.3	16.4
Amortization of deferred finance costs	1.1	1.1
Deferred income taxes	(59.0)	—
Other	10.4	3.6
Change in working capital items:
Receivables	24.4	27.1
Inventories at FIFO cost	(102.3)	(187.2)
Prepaid expenses and other current assets	(12.1)	(31.7)
Income taxes	152.0	21.2
Payables and accruals	(67.5)	(145.4)
Payables related to third-party gift cards, net of receivables	(360.0)	(376.3)

Net cash flow used by operating activities	(60.0)	(242.0)

INVESTING ACTIVITIES:
Cash paid for property additions	(185.1)	(192.6)
Proceeds from sales of property	6.0	12.2
Other	(9.3)	(12.3)

Net cash flow used by investing activities	(188.4)	(192.7)

FINANCING ACTIVITIES:
Payments on short-term borrowings, net	(0.6)	(0.2)
Additions to long-term borrowings	556.4	504.9
Payments on long-term borrowings	(532.1)	(7.7)
Purchase of treasury stock	(133.0)	(99.2)
Dividends paid	(44.2)	(38.8)
Net proceeds from exercise of stock options	22.3	57.3
Excess tax benefit from exercise of stock options	0.4	0.5
Other	(2.0)	(0.5)

Net cash flow (used) provided by financing activities	(132.8)	416.3

Effect of changes in exchange rates on cash	13.9	5.4

Decrease in cash and equivalents	(367.3)	(13.0)

CASH AND EQUIVALENTS:
Beginning of period	778.8	471.5

End of period	$411.5	$458.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 26, 2011 and March 27, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K, as amended. The results of operations for the 12 weeks ended March 26, 2011 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined on a reliable basis annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded $4.0 million of LIFO expense during the first 12 weeks of 2011 and no LIFO expense during the first 12 weeks of 2010.

Vendor Allowances

Vendor allowances totaled $711.2 million for the first quarter of 2011 and $664.9 million for the first quarter of 2010. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances. All vendor allowances are classified as an element of cost of goods sold.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended
	March 26, 2011	March 27, 2010
Net income before allocation to noncontrolling interests	$25.1	$95.8
Foreign currency translation adjustments, net of tax	37.4	31.9
Recognition of pension and post-retirement benefits actuarial loss, net of tax	11.3	11.8
Other, net of taxes	1.0	0.6

Comprehensive income including noncontrolling interests	$74.8	$140.1
Comprehensive loss attributable to noncontrolling interests	—	0.2

Comprehensive income attributable to Safeway Inc.	$74.8	$140.3

NOTE B–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $10.9 million and $14.1 million in the first quarter of 2011 and 2010, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s first-quarter grants, by year, are as follows:

	2011	2010
Expected life (in years)	6.5	6.5
Expected stock volatility	30.7%	30.3%
Risk-free interest rate	2.7%	3.0%
Expected dividend yield during the expected term	2.2%	1.9%

NOTE C–INCOME PER SHARE

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

The following table provides a reconciliation of net income and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 26, 2011		March 27, 2010
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$25.1	$25.1	$96.0	$96.0

Weighted average common shares outstanding	366.0	366.0	387.8	387.8

Common share equivalents	0.8		2.2

Weighted average shares outstanding	366.8		390.0

Income per share	$0.07	$0.07	$0.25	$0.25

Anti-dilutive shares totaling 25.6 million and 21.5 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 26, 2011 and March 27, 2010, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D–GOODWILL

A summary of changes in Safeway’s goodwill during the first 12 weeks of 2011 by geographic area is as follows (in millions):

	2011
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$97.8		$4,422.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	97.8		430.9

Activity during the quarter:
Other adjustments	—	1.7	(1)	1.7

	—	1.7		1.7

Balance – end of quarter:
Goodwill	4,324.4	99.5		4,423.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance – end of quarter	$333.1	$99.5		$432.6

(1)	Represents foreign currency translation adjustments in Canada.

NOTE E–FINANCING

Notes and debentures were composed of the following at March 26, 2011 and January 1, 2011 (in millions):

	March 26, 2011	January 1, 2011
Commercial paper	$364.3	$—
Bank credit agreement	168.9	—
Other bank borrowings, unsecured	1.9	2.4
Mortgage notes payable, secured	11.0	11.3
6.50% Senior Notes due 2011, unsecured	—	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	24.1	24.1
Interest rate swap fair value adjustment	9.8	11.6

	4,380.0	4,349.4
Less current maturities	(5.0)	(505.6)

Long-term portion	$4,375.0	$3,843.8

On March 31, 2011, Canada Safeway Limited, an indirect, wholly-owned subsidiary of Safeway, issued CAD300 million of 3.0% Second Series Notes which mature March 31, 2014.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE F: FINANCIAL INSTRUMENTS

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

	12 weeks ended March 26, 2011
Income statement classification	Loss on interest rate swaps	Gain on debt
Interest expense	$(1.8)	$1.8

	12 weeks ended March 27, 2010
Income statement classification	Gain on interest rate swaps	Loss on debt
Interest expense	$8.3	$(8.3)

The fair value and the balance sheet presentation of derivative instruments as of March 26, 2011 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$9.8

Total derivative assets		$9.8

The fair value and the balance sheet presentation of derivative instruments as of January 1, 2011 are as follows (in millions):

	Location in consolidated balance sheet	Fair Value
Derivative assets designated as hedges:
Interest rate swaps	Other assets	$11.6

Total derivative assets		$11.6

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE G–TAXES ON INCOME

In the first quarter of 2011, Safeway’s Board of Directors approved the repatriation of $1.1 billion from the Company’s wholly-owned Canadian subsidiary. As a result of this decision, Safeway provided additional income tax expense of $80.2 million in the first quarter of 2011 and expects to pay approximately $95 million in income tax payments in the second quarter of 2011.

NOTE H–PENSION AND POST-RETIREMENT PLANS

The following table provides the components of net pension and post-retirement expense for retirement plans for the first 12 weeks of 2011 and 2010 (in millions):

	12 Weeks Ended
	March 26, 2011		March 27, 2010
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(32.2)	$—	$(28.3)	$—
Service cost	9.1	0.6	8.3	0.5
Interest cost	28.3	1.6	28.9	1.7
Amortization of prior service cost	3.7	0.1	4.0	0.5
Amortization of unrecognized losses	14.2	0.3	14.2	—

Total	$23.1	$2.6	$27.1	$2.7

The Company made approximately $6.6 million of contributions to its defined benefit pension plan trusts and the Retirement Restoration Plan in the first quarter of 2011. In the second quarter of 2011, Safeway contributed $145 million to its U.S. pension plans. For the year, Safeway expects to contribute approximately $175 million to pension and post-retirement benefit obligations in the United States and Canada.

NOTE I–CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 63 of the Form 10-K included in the 2010 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Guarantees

Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2010 Annual Report on Form 10-K provides information on guarantees.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock during the first quarters of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2011
Quarter 1	03/15/11	03/24/11	$0.12	$43.8

2010
Quarter 1	03/10/10	03/25/10	$0.10	$38.8

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock during the first quarters of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2011
Quarter 1	01/13/11	12/23/10	$0.12	$44.2

2010
Quarter 1	01/14/10	12/24/09	$0.10	$38.8

NOTE K–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents assets which are measured at fair value on a recurring basis at March 26, 2011 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$65.3	$65.2	$0.1	$—
Non-current investments [2]	28.9	—	28.9	—
Interest rate swap [2]	9.8	—	9.8	—

Total	$104.0	$65.2	$38.8	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Other Assets on the balance sheet.

The following table presents assets which are measured at fair value on a recurring basis at year-end 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222.2	$—	$222.2	$—
Short-term investments [1]	59.9	59.8	0.1	—
Non-current investments [2]	29.1	—	29.1	—
Interest rate swap [2]	11.6	—	11.6

Total	$322.8	$59.8	$263.0	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.

In determining the fair value, the Company maximizes the use of quoted market prices and minimizes the use of unobservable inputs. The Level 1 fair values are based on quoted market values for identical assets. The fair values of Level 2 are determined using prices from pricing agencies and financial institutions that develop values based on observable inputs in active markets. Level 3 fair values are determined from industry valuation models based on externally developed inputs.

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the first quarter of 2011, long-lived assets with a carrying value of $10.7 million were written down to their fair value of $3.6 million, resulting in an impairment charge of $7.1 million. During the first quarter of 2010, long-lived assets with a carrying value of $25.8 million were written down to their fair value of $8.4 million, resulting in an impairment charge of $17.4 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The economic environment has continued to make consumers more cautious. This has led to reduced consumer confidence, to certain consumers trading down to a less expensive mix of products and/or trading down to discounters for grocery items, all of which have impacted Safeway’s sales. These difficult economic conditions may continue in 2011.

Net income attributable to Safeway Inc. was $25.1 million ($0.07 per diluted share) for the first quarter of 2011 compared to $96.0 million ($0.25 per diluted share) in the first quarter of 2010. Net income for the first quarter of 2011 included an $80.2 million tax charge ($0.22 per diluted share) resulting from the previously announced decision to repatriate $1.1 billion from Safeway’s wholly-owned Canadian subsidiary.

SALES Same-store sales for the first quarters of 2011 and 2010 were as follows:

	12 Weeks Ended
	March 26, 2011		March 27, 2010
	Comparable- Store Sales Increases	Identical-Store Sales Increases *	Comparable- Store Sales Decreases	Identical- Store Sales Decreases*
As reported	4.0%	3.5%	(1.4%)	(1.4%)
Excluding fuel sales	1.0%	0.4%	(3.1%)	(3.1%)

*	Excludes replacement stores.

Total sales increased 4.8% to $9.8 billion in the first quarter of 2011 compared to $9.3 billion in the first quarter of 2010. Higher fuel sales increased sales $287.0 million. The average retail price per gallon of fuel increased approximately 19.3% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the increase in the cost of fuel. Additionally, a higher Canadian exchange rate resulted in an $82.1 million increase in sales. Identical-store sales, excluding fuel, increased 0.4%, or $34.2 million. This increase reflects an increase in both customer counts and average transaction size during the quarter. Store closures reduced sales by approximately $59 million.

Historically, Safeway has recorded Blackhawk Network distribution commissions on the sale of certain gift cards net of the commissions shared with other retailers. In the first quarter of 2011, Safeway determined that these commissions should be reported on a gross basis, which increased both revenue and cost of goods sold in the first quarter of 2011 by less than 1%. This gross presentation had no impact on same-store sales, gross profit dollars, or net income. Previously reported results are not adjusted because the impact is immaterial.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 26, 2011		March 27, 2010
Non-perishables (1)	$3,987.6	40.8%	$3,987.1	42.7%
Perishables (2)	3,620.1	37.0	3,521.1	37.7
Fuel	936.5	9.6	649.5	7.0
Pharmacy	900.7	9.2	911.8	9.8
Other (3)	327.1	3.4	257.6	2.8

Total sales and other revenue	$9,772.0	100.0%	$9,327.1	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.
(3)	Consists primarily of wholesale sales and other revenue.

GROSS PROFIT Gross profit represents the portion of sales revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses are also a component of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold and are shown below (in millions):

	Total	YTD Total
2011
Quarter 1	$711.2	$711.2

2010
Quarter 1	$664.9	$664.9
Quarter 2	650.5	1,315.4
Quarter 3	636.8	1,952.2
Quarter 4	909.4	2,861.6

2009
Quarter 1	$634.7	$634.7
Quarter 2	604.7	1,239.4
Quarter 3	606.6	1,846.0
Quarter 4	829.4	2,675.4

Gross profit declined 87 basis points to 27.54% of sales in the first quarter of 2011 compared to 28.41% of sales in the first quarter of 2010. The impact from fuel sales reduced gross profit 87 basis points, and the gross presentation of gift card commissions reduced gross profit 18 basis points. This was offset by an 18 basis-point increase in gross profit which was largely the result of improved shrink, partly offset by investments in price, employee severance charges and LIFO expense.

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense declined 81 basis points to 25.30% of sales in the first quarter of 2011 from 26.11% of sales in the first quarter of 2010. The impact from fuel sales reduced operating and administrative expense 67 basis points, and the gross presentation of gift card commissions reduced operating and administrative expense 16 basis points. The remaining two basis-point increase was largely the result of higher labor costs and an increased reserve for real estate litigation, partly offset by reduced losses from property impairment and disposal, lower occupancy costs and reduced store indirect expenses.

INTEREST EXPENSE Interest expense declined to $65.7 million in the first quarter of 2011 from $69.7 million in the first quarter of 2010 due to lower average borrowings and lower average interest rates.

INCOME TAX EXPENSE At January 1, 2011, certain undistributed earnings of the Company’s foreign operations totaling $2,051.1 million were considered to be permanently reinvested. No deferred tax liability had been recognized for the remittance of such earnings to the U.S., since it was the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time or to repatriate such earnings only when it was tax-efficient to do so.

In the first quarter of 2011, Safeway’s Board of Directors approved a $1.1 billion dividend from the Company’s Canadian subsidiary to the U.S. parent. As a result of the dividend, Safeway accrued additional income tax expense of $80.2 million in the first quarter of 2011 and expects to make approximately $95 million in income tax payments in the second quarter of 2011.

After evaluating the Company’s cash flow needs in Canada and the potential use of any future repatriated earnings, Safeway continues to consider the remaining undistributed foreign earnings to be permanently reinvested.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2010 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans, goodwill and income tax contingencies.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Net cash flow used by operating activities was $60.0 million in the first quarter of 2011 compared to $242.0 million in the first quarter of 2010. This decrease was primarily due to a lower use of cash by working capital in the first quarter of 2011 compared to the first quarter of 2010 primarily driven by a lower increase in inventory and a lower reduction in payables and accruals.

Net cash flow used by investing activities was $188.4 million in the first quarter of 2011 compared to $192.7 million in the first quarter of 2010 primarily because of reduced capital expenditures.

Net cash flow used by financing activities was $132.8 million in the first quarter of 2011 compared to net cash flow provided by financing activities of $416.3 million in the first quarter of 2010 due primarily to a net reduction in borrowings.

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

	12 Weeks Ended
	March 26, 2011	March 27, 2010
Net cash flow used by operating activities, as reported	$(60.0)	$(242.0)
Decrease in payables related to third-party gift cards, net of receivables	360.0	376.3

Net cash flow from operating activities, as adjusted	300.0	134.3
Net cash flow used by investing activities	(188.4)	(192.7)

Free cash flow	$111.6	$(58.4)

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

CREDIT AGREEMENT The Company has a $1,600.0 million credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks which has a termination date of June 1, 2012 and provides for two additional one-year extensions of the termination date. The Credit Agreement provides (i) to Safeway a $1,350.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the Credit Agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the Credit Agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of March 26, 2011, the Company was in compliance with these covenant requirements. As of March 26, 2011, there were $168.9 million of borrowings, and letters of credit totaled $78.9 million under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,352.2 million as of March 26, 2011.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is currently in the process of refinancing the Credit Agreement. The refinancing is expected to be complete by June 2011.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.5 billion of securities under the Shelf. As of March 26, 2011, $1.0 billion of securities were available for issuance under the board’s authorization.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $44.2 million and $38.8 million for the first quarters of 2011 and 2010, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the first quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.5 billion, leaving an authorized amount for repurchases of approximately $1.5 billion. During the first quarter of 2011, Safeway repurchased approximately 7.7 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $173.7 million. The average price per share, excluding commissions, was $22.47. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Capital Expenditure Program

Safeway invested $185.1 million in capital expenditures in the first quarter of 2011. The Company opened three new Lifestyle stores, completed five Lifestyle remodels and closed five stores. For the year, Safeway plans to invest approximately $1.0 billion in capital expenditures, open 26 new Lifestyle stores and complete 30 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to income tax payments; pension and post-retirement benefit plan contributions; sufficiency of liquidity for the foreseeable future; the refinancing of the Credit Agreement; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

We undertake no obligation to update forward-looking statements to reflect new information, events or developments after the date hereof. Please refer to our most recent Annual Report on Form 10-K, as amended, subsequent Quarterly Reports on Form 10-Q and subsequent Current Reports on Form 8-K for more information regarding these risks and uncertainties. These reports are not intended to be a discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

SAFEWAY INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2010 Annual Report on Form 10-K.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended March 26, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 63 of the Form 10-K included in the 2010 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2011.

Fiscal period	Total number of shares purchased		Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
January 2, 2011 – January 29, 2011	—		—	—	$1,655.5
January 30, 2011 – February 26, 2011	—		—	—	1,655.5
February 27, 2011 – March 26, 2011	7,819,409	[1]	$22.46	7,725,000	1,481.8

TOTAL	7,819,409		$22.46	7,725,000	$1,481.8

[1]

Includes 94,409 shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

[2]	Average price per share excludes commissions. Average price per share excluding the restricted shares referred to in footnote 1 was $22.47.
[3]

In December 2010, the Company’s Board of Directors increased the authorized level of the Company’s stock repurchase program from $6.0 billion to $7.0 billion. From the initiation of the repurchase program in 1999 through the end of the first quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.5 billion, leaving an authorized amount for repurchases of approximately $1.5 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Furnished herewith.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: May 3, 2011	/s/ Steven A. Burd
Steven A. Burd
Chairman, President and Chief Executive Officer

Date: May 3, 2011	/s/ Robert L. Edwards
Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED MARCH 26, 2011

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101 **	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 26, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Furnished herewith.