Form 10-Q
period 2011-06-18
SAFEWAY INC
filed 2011-07-22
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2011

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

As of July 20, 2011, there were issued and outstanding 350.0 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010
Sales and other revenue	$10,196.4	$9,519.5	$19,968.4	$18,846.6
Cost of goods sold	(7,443.4)	(6,801.8)	(14,524.3)	(13,479.3)

Gross profit	2,753.0	2,717.7	5,444.1	5,367.3

Operating and administrative expense	(2,476.0)	(2,432.5)	(4,947.9)	(4,867.6)

Operating profit	277.0	285.2	496.2	499.7

Interest expense	(61.5)	(69.2)	(127.2)	(138.9)

Other income, net	3.4	2.4	7.1	5.7

Income before income taxes	218.9	218.4	376.1	366.5

Income tax expense	(72.9)	(77.1)	(204.9)	(129.4)

Net income before allocation to noncontrolling interests	146.0	141.3	171.2	237.1
Noncontrolling interests	(0.2)	—	(0.2)	0.2

Net income attributable to Safeway Inc.	$145.8	$141.3	$171.0	$237.3

Income per common share attributable to Safeway Inc.
Basic	$0.42	$0.37	$0.48	$0.62

Diluted	$0.41	$0.37	$0.48	$0.61

Weighted average shares outstanding:
Basic	350.8	383.6	358.4	385.7

Diluted	352.3	385.7	359.5	387.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 18, 2011	January 1, 2011
ASSETS
Current assets:
Cash and equivalents	$150.9	$778.8
Receivables	536.9	557.4
Merchandise inventories	2,772.6	2,623.4
Prepaid expenses and other current assets	354.3	273.4

Total current assets	3,814.7	4,233.0

Property	20,434.8	20,233.4
Less accumulated depreciation and amortization	(10,652.2)	(10,323.2)

Property, net	9,782.6	9,910.2

Goodwill	432.3	430.9
Investment in unconsolidated affiliates	185.5	187.2
Other assets	336.1	386.8

Total assets	$14,551.2	$15,148.1

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	June 18, 2011	January 1, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$4.9	$505.6
Current obligations under capital leases	30.6	30.7
Accounts payable	2,374.3	2,533.4
Accrued salaries and wages	471.9	468.9
Deferred income taxes	96.9	96.3
Other accrued liabilities	578.1	679.3

Total current liabilities	3,556.7	4,314.2

Long-term debt:
Notes and debentures	4,485.1	3,843.8
Obligations under capital leases	442.6	456.2

Total long-term debt	4,927.7	4,300.0

Deferred income taxes	129.3	153.5
Pension and postretirement benefit obligations	584.5	727.9
Accrued claims and other liabilities	674.3	654.8

Total liabilities	9,872.5	10,150.4

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share;
1,500 shares authorized; 604.4 and 599.8 shares issued	6.0	6.0
Additional paid-in capital	4,438.6	4,363.1
Treasury stock at cost: 254.5 and 231.8 shares	(6,820.4)	(6,283.8)
Accumulated other comprehensive income	153.4	88.0
Retained earnings	6,896.5	6,820.0

Total Safeway Inc. equity	4,674.1	4,993.3
Noncontrolling interests	4.6	4.4

Total equity	4,678.7	4,997.7

Total liabilities and stockholders’ equity	$14,551.2	$15,148.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	24 Weeks Ended
	June 18, 2011	June 19, 2010
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$171.2	$237.1
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	529.0	538.6
Property impairment charges	22.0	30.8
Share-based employee compensation	22.1	26.2
Excess tax benefit from exercise of stock options	(0.8)	(0.7)
LIFO expense	13.0	—
Equity in earnings of unconsolidated affiliates	(4.4)	(4.5)
Net pension and post-retirement benefits expense	51.4	57.7
Contributions to pension and post-retirement plans	(160.5)	(8.7)
Loss on property retirements and lease exit costs, net	0.1	14.0
Increase in accrued claims and other liabilities	33.7	29.4
Amortization of deferred finance costs	2.2	2.2
Deferred income taxes	(54.6)	—
Other	13.4	0.1
Changes in working capital items:
Receivables	9.5	21.1
Inventories at FIFO cost	(155.2)	(116.5)
Prepaid expenses and other current assets	(77.5)	(79.5)
Income taxes	44.9	(95.9)
Payables and accruals	61.9	13.8
Payables related to third-party gift cards, net of receivables	(333.8)	(356.1)

Net cash flow provided by operating activities	187.6	309.1

INVESTING ACTIVITIES:
Cash paid for property additions	(394.1)	(384.7)
Proceeds from sale of property	6.3	15.4
Other	(17.5)	(24.3)

Net cash flow used by investing activities	(405.3)	(393.6)

FINANCING ACTIVITIES:
(Payments on) additions to short-term borrowings	(0.3)	0.5
Additions to long-term borrowings	955.7	538.9
Payments on long-term borrowings	(827.0)	(105.9)
Purchase of treasury stock	(534.5)	(268.6)
Dividends paid	(88.0)	(77.6)
Net proceeds from exercise of stock options	72.3	68.2
Excess tax benefit from exercise of stock options	0.8	0.7
Other	(8.5)	(0.6)

Net cash flow (used) provided by financing activities	(429.5)	155.6

Effect of changes in exchange rates on cash	19.3	4.6

(Decrease) increase in cash and equivalents	(627.9)	75.7

CASH AND EQUIVALENTS:
Beginning of period	778.8	471.5

End of period	$150.9	$547.2

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 18, 2011 and June 19, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2010 Annual Report on Form 10-K, as amended. The results of operations for the 12 and 24 weeks ended June 18, 2011 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded $13.0 million of LIFO expense during the first 24 weeks of 2011 and no LIFO expense during the first 24 weeks of 2010.

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended		24 Weeks Ended
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010
Net income before allocation to noncontrolling interests	$146.0	$141.3	$171.2	$237.1
Foreign currency translation adjustments, net of tax	3.5	(5.0)	40.9	26.9
Recognition of pension actuarial loss, net of tax	11.4	10.8	22.7	22.6
Other, net of tax	0.8	0.4	1.8	1.0

Comprehensive income including noncontrolling interests	$161.7	$147.5	$236.6	$287.6
Comprehensive income attributable to noncontrolling interests	(0.2)	–	(0.2)	0.2

Comprehensive income attributable to Safeway Inc.	$161.5	$147.5	$236.4	$287.8

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B–NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for Safeway in 2012 and will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income.

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $11.2 million and $12.0 million in the second quarter of 2011 and 2010, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $22.1 million and $26.2 million for the first 24 weeks of 2011 and 2010, respectively, as a component of operating and administrative expense.

The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants through the second quarter, by year, are as follows:

	2011	2010
Expected life (in years)	6.5	6.5
Expected stock volatility	29.8% – 30.7%	30.3% – 30.7%
Risk-free interest rate	2.6% – 2.7%	3.0% – 3.1%
Expected dividend yield during the expected term	2.2%	1.8% – 1.9%

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 18, 2011		June 19, 2010
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$145.8	$145.8	$141.3	$141.3

Weighted average common shares outstanding	350.8	350.8	383.6	383.6

Common share equivalents	1.5		2.1

Weighted average shares outstanding	352.3		385.7

Income per share	$0.41	$0.42	$0.37	$0.37

Anti-dilutive shares totaling 20.6 million and 22.8 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 18, 2011 and June 19, 2010, respectively.

	24 Weeks Ended
	June 18, 2011		June 19, 2010
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$171.0	$171.0	$237.3	$237.3

Weighted average common shares outstanding	358.4	358.4	385.7	385.7

Common share equivalents	1.1		2.2

Weighted average shares outstanding	359.5		387.9

Income per share	$0.48	$0.48	$0.61	$0.62

Anti-dilutive shares totaling 24.3 million and 21.8 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 18, 2011 and June 19, 2010, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–GOODWILL

A summary of changes in Safeway's goodwill during the first 24 weeks of 2011 by geographic area is as follows (in millions):

	2011
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$97.8		$4,422.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	97.8		430.9

Activity during the year:
Other adjustments	—	1.4	(1)	1.4

	—	1.4		1.4

Balance – end of quarter:
Goodwill	4,324.4	99.2		4,423.6
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance – end of quarter	$333.1	$99.2		$432.3

(1)	Represents foreign currency translation adjustments in Canada.

NOTE F–FINANCING

Notes and debentures were composed of the following at June 18, 2011 and January 1, 2011 (in millions):

	June 18, 2011	January 1, 2011
Commercial paper	$298.9	$—
Bank credit agreement	40.8	—
Other bank borrowings, unsecured	2.2	2.4
Mortgage notes payable, secured	7.8	11.3
6.50% Senior Notes due 2011, unsecured	—	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
3.00% Second Series Notes due 2014, unsecured	306.1	—
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	24.4	24.1
Interest rate swap fair value adjustment	9.8	11.6

	4,490.0	4,349.4
Less current maturities	(4.9)	(505.6)

Long-term portion	$4,485.1	$3,843.8

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

Fair Value Hedges In December 2009, the Company effectively converted $800 million of its 5.80% fixed-rate debt due 2012 to floating-rate debt through interest rate swap agreements. These interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The gain or loss on the interest rate swap agreements, as well as the gain or loss on the debt being hedged, are recognized in current earnings. These amounts were immaterial in both 2011 and 2010.

NOTE H–TAXES ON INCOME

Safeway anticipates that it may repatriate future Canadian earnings to the United States. Therefore, Safeway began accruing repatriation taxes on its Canadian earnings effective as of the second quarter of 2011. For the second quarter of 2011, Safeway accrued deferred taxes in the amount of $4.4 million. Safeway has not provided taxes on approximately $1.2 billion of previously undistributed foreign earnings which it considers indefinitely reinvested.

NOTE I–PENSION AND POST-RETIREMENT PLANS

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	June 18, 2011		June 19, 2010
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(32.2)	$—	$(29.5)	$—
Service cost	9.2	0.6	8.3	0.6
Interest cost	28.3	1.6	29.5	1.6
Amortization of prior service cost	3.6	0.1	4.0	—
Amortization of unrecognized losses	14.2	0.3	12.8	0.5

Total	$23.1	$2.6	$25.1	$2.7

	24 Weeks Ended
	June 18, 2011		June 19, 2010
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(64.4)	$—	$(57.8)	$—
Service cost	18.3	1.3	16.6	1.1
Interest cost	56.6	3.3	58.4	3.3
Amortization of prior service cost	7.3	—	8.0	—
Amortization of unrecognized losses	28.4	0.6	27.0	1.1

Total	$46.2	$5.2	$52.2	$5.5

The Company made $160.5 million of contributions to its defined benefit pension plans and post-retirement benefit plans in the first 24 weeks of 2011. For the remainder of 2011, Safeway currently anticipates contributing an additional $12 million to these plans.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE J–CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 63 of the Form 10-K included in the 2010 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters, except as follows:

In State of California v. Safeway Inc. dba Vons, et al., on July 12, 2011, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, by an 8-3 vote, affirmed the judgment of the district court in favor of the defendants on the State’s antitrust claim. The en banc majority rejected defendants’ argument that the agreement at issue was immune from scrutiny under the federal non-statutory labor exemption from the antitrust laws, but agreed with defendants that the agreement was not amenable to “summary condemnation” under the antitrust laws under either a “per se” or “quick look” approach, but instead had to be tested under a “rule of reason” analysis. Because the State previously agreed not to pursue antitrust liability under a “rule of reason” analysis, the en banc ruling affirmed the district court’s judgment in favor of defendants on the State’s antitrust claim.

Guarantees

Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2010 Annual Report on Form 10-K provides information on guarantees.

NOTE K–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2011
Quarter 2	05/19/11	06/23/11	$0.145	$50.7	$94.5
Quarter 1	03/15/11	03/24/11	0.120	43.8	43.8

2010
Quarter 2	05/19/10	06/24/10	$0.120	$45.8	$84.6
Quarter 1	03/10/10	03/25/10	0.100	38.8	38.8

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the second quarters of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2011
Quarter 2	04/14/11	03/24/11	$0.120	$43.8	$88.0
Quarter 1	01/13/11	12/23/10	0.120	44.2	44.2

2010
Quarter 2	04/15/10	03/25/10	$0.100	$38.8	$77.6
Quarter 1	01/14/10	12/24/09	0.100	38.8	38.8

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE L–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets which are measured at fair value on a recurring basis at June 18, 2011 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$95.7	$95.6	$0.1	$—
Non-current investments [2]	30.2	—	30.2	—
Interest rate swap [2]	9.8	—	9.8	—

Total	$135.7	$95.6	$40.1	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.

The following table presents assets which are measured at fair value on a recurring basis at year-end 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222.2	$—	$222.2	$—
Short-term investments [1]	59.9	59.8	0.1	—
Non-current investments [2]	29.1	—	29.1	—
Interest rate swap [2]	11.6	—	11.6

Total	$322.8	$59.8	$263.0	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the second quarter of 2011, long-lived assets with a carrying value of $21.0 million, primarily store assets, were written down to their fair value of $6.1 million, resulting in an impairment charge of $14.9 million. For the first 24 weeks of 2011, long-lived assets with a carrying value of $31.7 million, primarily store assets, were written down to their fair value of $9.7 million, resulting in an impairment charge of $22.0 million. During the second quarter of 2010, long-lived assets with a carrying value of $26.9 million, primarily store assets, were written down to their fair value of $13.5 million, resulting in an impairment charge of $13.4 million. For the first 24 weeks of 2010, long-lived assets with a carrying value of $52.7 million, primarily store assets, were written down to their fair value of $21.9 million, resulting in an impairment charge of $30.8 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK The economic environment has continued to make consumers cautious. In addition, there has been an increase in food cost inflation in the first half of 2011. This has led to reduced consumer confidence, to certain consumers trading down to a less expensive mix of products and/or trading down to discounters for grocery items, all of which have impacted Safeway’s sales. These difficult economic conditions may continue through 2011.

NET INCOME Net income attributable to Safeway Inc. was $145.8 million ($0.41 per diluted share) for the second quarter of 2011 compared to $141.3 million ($0.37 per diluted share) in the second quarter of 2010.

SALES AND OTHER REVENUE Total sales increased 7.1% to $10.2 billion in the second quarter of 2011 from $9.5 billion in the second quarter of 2010. Fuel sales increased $439.0 million from the second quarter of 2010 primarily because the average retail price per gallon of fuel increased 32.5%, reflecting an increase in the cost of fuel. Additionally, a higher Canadian exchange rate increased sales by $84.5 million.

Prior to 2011, Safeway recorded Blackhawk Network distribution commissions on the sale of certain gift cards, net of commissions shared with other retailers. In the first quarter of 2011, Safeway determined that these commissions should be reported on a gross basis. This change increased both revenue and cost of goods sold in the second quarter of 2011 by $92 million, but had no impact on identical-store sales, gross profit dollars or net income. Previously reported results are not adjusted because the impact is immaterial.

Identical-store sales, excluding fuel, increased 0.5%, or $45.3 million. This increase reflects an increase in average transaction size and a decrease in customer counts during the quarter.

	12 Weeks Ended
	June 18, 2011	June 19, 2010
As reported *	5.1%	(1.2%)
Excluding fuel sales *	0.5%	(2.5%)

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	June 18, 2011		June 19, 2010
Non-perishables (1)	$3,996.3	39.2%	$3,972.0	41.7%
Perishables (2)	3,749.0	36.8	3,656.2	38.4
Fuel	1,167.4	11.4	728.4	7.7
Pharmacy	895.3	8.8	901.2	9.5
Other (3)	388.4	3.8	261.7	2.7

Total sales and other revenue	$10,196.4	100.0%	$9,519.5	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.
(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT Gross profit represents the portion of sales revenue remaining after deducting the cost of goods sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. Advertising and promotional expenses and vendor allowances are also components of cost of goods sold.

Gross profit declined 155 basis points to 27.00% of sales in the second quarter of 2011 compared to 28.55% of sales in the second quarter of 2010. The impact from fuel sales reduced gross profit 104 basis points, and the gross presentation of gift card commissions reduced gross profit 32 basis points. The remaining 19 basis-point decline in gross profit was largely the result of a 57 basis-point decline due to a delay in recovering cost increases and a 10 basis-point decline due to LIFO expense, partly offset by a 40 basis-point improvement in shrink and a 10 basis-point improvement due to higher revenue from Blackhawk.

Vendor allowances are shown below (in millions):

	Total	YTD Total
2011
Quarter 2	$678.8	$1,390.0
Quarter 1	711.2	711.2

2010
Quarter 2	$650.5	$1,315.4
Quarter 1	664.9	664.9

With the large volume of vendor allowances that Safeway negotiates in a year, it is difficult to conclude with certainty why allowances are up in any particular quarter or to forecast whether that trend will continue. However, the Company believes that the recent increase is the result of vendors providing allowances to grocery retailers to mitigate a trend in price increases.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense decreased 127 basis points to 24.28% of sales in the second quarter of 2011 from 25.55% of sales in the second quarter of 2010. The impact from fuel sales reduced operating and administrative expense 95 basis points, and the change related to gift card commissions reduced operating and administrative expense 28 basis points.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE Interest expense declined to $61.5 million in the second quarter of 2011 from $69.2 million in the second quarter of 2010 due to lower average borrowings and lower average interest rates.

INCOME TAXES Income tax expense was 33.3% of pre-tax income in the second quarter of 2011 compared to 35.3% in the second quarter of 2010. The decline in the tax rate is due primarily to higher earnings from Canadian operations which have a lower tax rate.

24-WEEKS ENDED JUNE 18, 2011 COMPARED WITH 24-WEEKS ENDED JUNE 19, 2010

Net income for the first 24 weeks of 2011 declined to $171.0 million ($0.48 per diluted share) from $237.3 million ($0.61 per diluted share) in the first 24 weeks of 2010 primarily due to the $80.2 million ($0.22 per diluted share) tax expense on repatriated earnings from Canada recorded in the first quarter of 2011.

Identical-store sales increases (decreases) through the second quarters of 2011 and 2010 were as follows:

	24 Weeks Ended
	June 18, 2011	June 19, 2010
As reported *	4.3%	(1.3%)
Excluding fuel sales *	0.5%	(2.8%)

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	24 Weeks Ended
	June 18, 2011		June 19, 2010
Non-perishables (1)	$7,983.9	40.0%	$7,959.1	42.2%
Perishables (2)	7,369.1	36.9	7,177.3	38.1
Fuel	2,103.9	10.5	1,377.9	7.3
Pharmacy	1,796.0	9.0	1,813.0	9.6
Other (3)	715.5	3.6	519.3	2.8

Total sales and other revenue	$19,968.4	100.0%	$18,846.6	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.
(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

The gross profit margin was 27.26% in the first 24 weeks of 2011 compared to 28.48% in the first 24 weeks of 2010. Operating and administrative expense margin was 24.78% in the first 24 weeks of 2011 compared to 25.83% in the first 24 weeks of 2010.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Net cash flow provided by operating activities declined to $187.6 million in the first 24 weeks of 2011 compared to $309.1 million in the first 24 weeks of 2010 due primarily to taxes paid on the Canadian dividend and contributions to the pension plan.

Net cash flow used by investing activities was $405.3 million in the first 24 weeks of 2011 compared to $393.6 million in the first 24 weeks of 2010.

Net cash flow from financing activities declined to a use of $429.5 million in the first 24 weeks of 2011 from a source of $155.6 million in the first 24 weeks of 2010 due primarily to a greater net addition to long-term borrowings in 2010 and increased purchases of treasury stock in 2011.

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

	12 Weeks Ended		24 Weeks Ended
(in millions)	June 18, 2011 *	June 19, 2010	June 18, 2011 *	June 19, 2010
Net cash flow provided by operating activities, as reported	$247.6	$551.1	$187.6	$309.1
(Increase) decrease in payables related to third-party gift cards, net of receivables	(26.2)	(20.2)	333.8	356.1

Net cash flow from operating activities, as adjusted	221.4	530.9	521.4	665.2
Net cash flow used by investing activities	(216.9)	(200.9)	(405.3)	(393.6)

Free cash flow	$4.5	$330.0	$116.1	$271.6

*	In the second quarter of 2011, free cash flow was reduced by $153.9 million of contributions to pension and post-retirement plans and $97 million of taxes paid on Canadian dividends.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT AGREEMENT On June 1, 2011, the Company entered into a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has a termination date of June 1, 2015 and replaced the former credit agreement that was scheduled to expire on June 1, 2012. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and Canada Safeway Limited (“CSL”), a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of June 18, 2011, the Company was in compliance with these covenant requirements. As of June 18, 2011, there were $40.8 million of borrowings outstanding and $73.5 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,385.7 million as of June 18, 2011.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.5 billion of securities under the Shelf. As of June 18, 2011, $1.0 billion of securities were available for issuance under the board’s authorization.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $43.8 million and $38.8 million for the second quarters of 2011 and 2010, respectively. Year-to-date dividends paid on common stock totaled $88.0 million and $77.6 million for 2011 and 2010, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the second quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. During the second quarter of 2011, Safeway repurchased approximately 14.9 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $360.8 million. The average price per share, excluding commissions, was $24.13. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and may repurchase stock in the near- or long-term as circumstances warrant.

Capital Expenditure Program

Safeway invested $209.0 million in capital expenditures in the second quarter of 2011. The Company opened six new stores, completed seven Lifestyle remodels and closed 11 stores. For the year, Safeway plans to invest approximately $1.0 billion in capital expenditures, open 26 new Lifestyle stores and complete 30 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension and post-retirement benefit plan contributions; sufficiency of liquidity for the foreseeable future; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley, S.A. de C. V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended June 18, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In State of California v. Safeway Inc. dba Vons, et al., on July 12, 2011, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, by an 8-3 vote, affirmed the judgment of the district court in favor of the defendants on the State’s antitrust claim. The en banc majority rejected defendants’ argument that the agreement at issue was immune from scrutiny under the federal non-statutory labor exemption from the antitrust laws, but agreed with defendants that the agreement was not amenable to “summary condemnation” under the antitrust laws under either a “per se” or “quick look” approach, but instead had to be tested under a “rule of reason” analysis. Because the State previously agreed not to pursue antitrust liability under a “rule of reason” analysis, the en banc ruling affirmed the district court’s judgment in favor of defendants on the State’s antitrust claim.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2010 Annual Report on Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2011.

Fiscal period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[3]
March 27, 2011 – April 23, 2011	9,546,727	$23.93	9,545,000	$1,253.2
April 24, 2011 – May 21, 2011	5,396,100	24.48	5,396,100	1,121.0
May 22, 2011 – June 18, 2011	—	—	—	1,121.0

TOTAL	14,942,827	$24.13	14,941,100	$1,121.0

[1]

Includes 1,727 shares withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

[2]	Average price per share excludes commissions. Average price per share excluding the shares referred to in footnote 1 above was $24.13.
[3]

In December 2010, the Company’s Board of Directors increased the authorized level of the Company’s stock repurchase program from $6.0 billion to $7.0 billion. From the initiation of the repurchase program in 1999 through the end of the second quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $5.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).36*	Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).36 to the registrant’s Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).37*	Form of Stock Option Grant Notice and Stock Option Agreement – Non Canadian Participants under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).37 to the registrant’s Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).38*	Form of Stock Option Grant Notice and Stock Option Agreement – Canadian Participants under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).38 to the registrant’s Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).39*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).39 to the registrant’s Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).40	Credit Agreement as of June 1, 2011, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities, Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as domestic administrative agent, Deutsche Bank AG Canada Branch as Canadian administrative agent, Deutsche Bank Securities Inc., BNP Paribas Securities Corp., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as syndication agents, BNP Paribas, U.S. Bank National Association and Wells Fargo Bank, National Association, as documentation agents, and the lenders that are party to the Credit Agreement (incorporated by reference to Exhibit 10(iii).40 to the registrant’s Current Report on Form 8-K dated June 1, 2011).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 18, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

*	Management contract, or compensatory plan or arrangement

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: July 22, 2011	/s/ Steven A. Burd

Steven A. Burd
Chairman, President and Chief Executive Officer

Date: July 22, 2011	/s/ Robert L. Edwards

Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED JUNE 18, 2011

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 18, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.