Form 10-Q
period 2011-09-10
SAFEWAY INC
filed 2011-10-18
CIK 86144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2011

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

As of October 11, 2011, there were issued and outstanding 339.9 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Sales and other revenue	$10,064.3	$9,399.6	$30,032.6	$28,246.2
Cost of goods sold	(7,347.1)	(6,755.0)	(21,871.3)	(20,234.3)

Gross profit	2,717.2	2,644.6	8,161.3	8,011.9

Operating and administrative expense	(2,468.9)	(2,402.2)	(7,416.8)	(7,269.8)

Operating profit	248.3	242.4	744.5	742.1

Interest expense	(60.7)	(69.4)	(187.9)	(208.3)

Other income, net	8.7	4.8	15.8	10.5

Income before income taxes	196.3	177.8	572.4	544.3

Income tax expense	(66.0)	(55.1)	(271.0)	(184.5)

Net income before allocation to noncontrolling interests	130.3	122.7	301.4	359.8
Noncontrolling interests	(0.1)	0.1	(0.3)	0.3

Net income attributable to Safeway Inc.	$130.2	$122.8	$301.1	$360.1

Income per common share attributable to Safeway Inc.
Basic	$0.38	$0.33	$0.85	$0.94

Diluted	$0.38	$0.33	$0.85	$0.94

Weighted average shares outstanding:
Basic	342.8	376.0	353.2	382.5

Diluted	343.0	376.8	353.7	383.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	Sept. 10, 2011	January 1, 2011
ASSETS
Current assets:
Cash and equivalents	$180.5	$778.8
Receivables	499.4	557.4
Merchandise inventories	2,779.6	2,623.4
Prepaid expenses and other current assets	301.9	273.4

Total current assets	3,761.4	4,233.0

Property	20,452.2	20,233.4
Less accumulated depreciation and amortization	(10,687.6)	(10,323.2)

Property, net	9,764.6	9,910.2

Goodwill	431.0	430.9
Investment in unconsolidated affiliates	192.2	187.2
Other assets	365.6	386.8

Total assets	$14,514.8	$15,148.1

(Continued)

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions, except per-share amounts)

(Unaudited)

	Sept. 10, 2011	January 1, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of notes and debentures	$811.0	$505.6
Current obligations under capital leases	31.3	30.7
Accounts payable	2,290.7	2,533.4
Accrued salaries and wages	457.6	468.9
Deferred income taxes	96.5	96.3
Other accrued liabilities	649.8	679.3

Total current liabilities	4,336.9	4,314.2

Long-term debt:
Notes and debentures	3,772.6	3,843.8
Obligations under capital leases	433.4	456.2

Total long-term debt	4,206.0	4,300.0

Deferred income taxes	140.4	153.5
Pension and post-retirement benefit obligations	584.0	727.9
Accrued claims and other liabilities	677.1	654.8

Total liabilities	9,944.4	10,150.4

Commitments and contingencies

Stockholders’ equity:
Common stock: par value $0.01 per share;
1,500 shares authorized; 604.5 and 599.8 shares issued	6.0	6.0
Additional paid-in capital	4,449.8	4,363.1
Treasury stock at cost: 264.6 and 231.8 shares	(7,015.5)	(6,283.8)
Accumulated other comprehensive income	148.0	88.0
Retained earnings	6,977.3	6,820.0

Total Safeway Inc. equity	4,565.6	4,993.3
Noncontrolling interests	4.8	4.4

Total equity	4,570.4	4,997.7

Total liabilities and stockholders’ equity	$14,514.8	$15,148.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	36 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$301.4	$359.8
Reconciliation to net cash flow from operating activities:
Depreciation and amortization	794.3	806.1
Property impairment charges	33.7	48.7
Share-based employee compensation	33.4	37.3
Excess tax benefit from share-based employee compensation	(1.6)	(0.7)
LIFO expense	21.4	—
Equity in earnings of unconsolidated affiliates	(11.1)	(7.7)
Net pension and post-retirement benefits expense	78.1	86.6
Contributions to pension and post-retirement plans	(168.3)	(11.7)
Loss (gain) on property retirements and lease exit costs, net	2.8	(1.4)
Increase in accrued claims and other liabilities	39.4	38.5
Amortization of deferred finance costs	3.6	3.3
Deferred income taxes	(51.7)	—
Other	15.1	0.5
Changes in working capital items:
Receivables	3.4	34.0
Inventories at FIFO cost	(176.7)	(55.4)
Prepaid expenses and other current assets	11.2	0.9
Income taxes	94.9	(69.4)
Payables and accruals	4.7	(63.9)
Payables related to third-party gift cards, net of receivables	(317.1)	(358.9)

Net cash flow provided by operating activities	710.9	846.6

INVESTING ACTIVITIES:
Cash paid for property additions	(682.5)	(555.4)
Proceeds from sale of property	9.3	43.9
Other	(71.2)	(39.1)

Net cash flow used by investing activities	(744.4)	(550.6)

FINANCING ACTIVITIES:
(Payments on) additions to short-term borrowings	(0.7)	1.1
Additions to long-term borrowings	1,128.7	1,461.9
Payments on long-term borrowings	(907.6)	(1,091.5)
Purchase of treasury stock	(729.6)	(451.1)
Dividends paid	(138.7)	(123.4)
Net proceeds from exercise of stock options	72.8	69.1
Excess tax benefit from share-based employee compensation	1.6	0.7
Other	(9.7)	(6.4)

Net cash flow used by financing activities	(583.2)	(139.6)

Effect of changes in exchange rates on cash	18.4	5.0

(Decrease) increase in cash and equivalents	(598.3)	161.4

CASH AND EQUIVALENTS:
Beginning of period	778.8	471.5

End of period	$180.5	$632.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 10, 2011 and September 11, 2010 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2010 Annual Report on Form 10-K, as amended. The results of operations for the 12 and 36 weeks ended September 10, 2011 are not necessarily indicative of the results expected for the full year.

Inventory

Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded $21.4 million of LIFO expense during the first 36 weeks of 2011 and no LIFO expense during the first 36 weeks of 2010.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets include $54.1 million of Canadian assets classified as held for sale as of September 10, 2011.

Comprehensive Income

Comprehensive income consists of the following (in millions):

	12 Weeks Ended		36 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011	Sept. 11, 2010
Net income before allocation to noncontrolling interests	$130.3	$122.7	$301.4	$359.8
Foreign currency translation adjustments, net of tax	(15.9)	(2.9)	24.9	24.0
Recognition of pension actuarial loss, net of tax	11.1	11.3	33.8	33.9
Other, net of tax	(0.6)	0.7	1.4	1.9

Comprehensive income including noncontrolling interests	$124.9	$131.8	$361.5	$419.6
Comprehensive income attributable to noncontrolling interests	(0.1)	0.1	(0.3)	0.3

Comprehensive income attributable to Safeway Inc.	$124.8	$131.9	$361.2	$419.9

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE B–NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for Safeway in 2012 and will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosure Requirements for Employers subject to Multiemployer Pension Plans.” ASU No. 2011-09 requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For significant multiemployer plans in which an employer participates, the additional disclosures include the plan name and identifying number, contributions to the plan and whether such contributions represent 5% of the total contributions made to the plan by all employers, indication of funded status, minimum contribution requirements under collective-bargaining agreements and expirations of such agreements. For plans which do not have publicly available information other than employer financial statements, additional qualitative and quantitative disclosures are required including the description of the nature of the plan benefits, the extent to which the employer could be responsible for the obligations of the plan and, to the extent available, total plan assets, actuarial present value of accumulated plan benefits and total contributions received by the plan as of the most recent date available. This update is effective for Safeway’s fiscal year ending December 31, 2011.

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION

The Company recognized share-based compensation expense of $11.3 million and $11.2 million in the third quarter of 2011 and 2010, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $33.4 million and $37.3 million for the first 36 weeks of 2011 and 2010, respectively, as a component of operating and administrative expense.

The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants of stock options through the third quarter, by year, are as follows:

	2011	2010
Expected life (in years)	6.5	6.5
Expected stock volatility	29.8% – 30.7%	30.3% – 31.2%
Risk-free interest rate	2.3% – 2.7%	2.4% – 3.1%
Expected dividend yield during the expected term	2.2% – 2.6%	1.8% – 2.2%

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE D–INCOME PER SHARE

Beginning in the third quarter of 2011, the Company computes earnings per share under the two-class method, which is a method of computing earnings per share when an entity has both common stock and participating securities. Unvested restricted stock is considered a participating security because it contains rights to receive nonforfeitable dividends at the same rate as common stock. Under the two-class method, the calculation of basic and diluted earnings per common share excludes the income attributable to participating securities. Additionally, the weighted average shares outstanding exclude the impact of participating securities.

Historically, the Company computed earnings per share under the treasury stock method as the impact of participating securities did not change earnings per share prior to 2011.

The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 10, 2011		September 11, 2010
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$130.2	$130.2	$122.8	$122.8
Distributed and undistributed earnings allocated to participating securities	(0.9)	(0.9)	—	—

Net income available to common stockholders	$129.3	$129.3	$122.8	$122.8

Weighted average common shares outstanding	342.8	342.8	376.0	376.0

Diluted stock options	0.2		0.8

Weighted average shares outstanding	343.0		376.8

Income per share	$0.38	$0.38	$0.33	$0.33

Anti-dilutive shares totaling 24.9 million and 35.5 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 10, 2011 and September 11, 2010, respectively.

	36 Weeks Ended
	September 10, 2011		September 11, 2010
	Diluted	Basic	Diluted	Basic
Net income attributable to Safeway Inc.	$301.1	$301.1	$360.1	$360.1
Distributed and undistributed earnings allocated to participating securities	(1.8)	(1.8)	—	—

Net income available to common stockholders	$299.3	$299.3	$360.1	$360.1

Weighted average common shares outstanding	353.2	353.2	382.5	382.5

Diluted stock options	0.5		1.4

Weighted average shares outstanding	353.7		383.9

Income per share	$0.85	$0.85	$0.94	$0.94

Anti-dilutive shares totaling 24.7 million and 32.0 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 10, 2011 and September 11, 2010, respectively.

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE E–GOODWILL

A summary of changes in Safeway’s goodwill during the first 36 weeks of 2011 by geographic area is as follows (in millions):

	2011
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$97.8		$4,422.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

	333.1	97.8		430.9

Activity during the year:
Other adjustments	—	0.1	(1)	0.1

	—	0.1		0.1

Balance – end of quarter:
Goodwill	4,324.4	97.9		4,422.3
Accumulated impairment charges	(3,991.3)	—		(3,991.3)

Balance – end of quarter	$333.1	$97.9		$431.0

(1)	Represents foreign currency translation adjustments in Canada.

NOTE F–FINANCING

Notes and debentures were composed of the following at September 10, 2011 and January 1, 2011 (in millions):

	Sept. 10, 2011	January 1, 2011
Commercial paper	$431.2	$—
Bank credit agreement	10.1	—
Other bank borrowings, unsecured	1.7	2.4
Mortgage notes payable, secured	6.7	11.3
6.50% Senior Notes due 2011, unsecured	—	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
3.00% Second Series Notes due 2014, unsecured	302.2	—
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.0% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	24.2	24.1
Interest rate swap fair value adjustment	7.5	11.6

	4,583.6	4,349.4
Less current maturities	(811.0)	(505.6)

Long-term portion	$3,772.6	$3,843.8

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

NOTE H–PENSION AND POST-RETIREMENT PLANS

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	September 10, 2011		September 11, 2010
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(32.4)	$—	$(28.7)	$—
Service cost	9.1	0.4	8.3	0.6
Interest cost	28.7	1.4	29.0	1.6
Amortization of prior service cost	3.6	—	4.0	—
Amortization of unrecognized losses	15.9	—	13.5	0.6

Total	$24.9	$1.8	$26.1	$2.8

	36 Weeks Ended
	September 10, 2011		September 11, 2010
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(96.8)	$—	$(86.2)	$—
Service cost	27.4	1.7	25.0	1.6
Interest cost	85.3	4.7	87.0	5.0
Amortization of prior service cost	10.9	—	12.0	—
Amortization of unrecognized losses	44.3	0.6	40.5	1.7

Total	$71.1	$7.0	$78.3	$8.3

The Company made $168.3 million of contributions to its defined benefit pension plans and post-retirement benefit plans in the first 36 weeks of 2011. For the remainder of 2011, Safeway currently anticipates contributing an additional $4 million to these plans.

NOTE I–CONTINGENCIES

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 63 of the Form 10-K included in the 2010 Annual Report to Stockholders, provides information on certain

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

litigation in which the Company is involved. There have been no subsequent material developments to these matters, except as provided in previous reports and as follows:

In State of California v. Safeway Inc. dba Vons, et al., the State’s time to file a petition for certiorari to the United States Supreme Court has expired, and the matter is over.

Guarantees

Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2010 Annual Report on Form 10-K provides information on guarantees.

NOTE J–STOCKHOLDERS’ EQUITY

Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 36 weeks of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2011
Quarter 3	08/24/11	09/22/11	$0.145	$49.3	$143.8
Quarter 2	05/19/11	06/23/11	0.145	50.7	94.5
Quarter 1	03/15/11	03/24/11	0.120	43.8	43.8

2010
Quarter 3	08/24/10	09/23/10	$0.120	$44.7	$129.3
Quarter 2	05/19/10	06/24/10	0.120	45.8	84.6
Quarter 1	03/10/10	03/25/10	0.100	38.8	38.8

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the third quarters of fiscal 2011 and 2010.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2011
Quarter 3	07/14/11	06/23/11	$0.145	$50.7	$138.7
Quarter 2	04/14/11	03/24/11	0.120	43.8	88.0
Quarter 1	01/13/11	12/23/10	0.120	44.2	44.2

2010
Quarter 3	07/15/10	06/24/10	$0.120	$45.8	$123.4
Quarter 2	04/15/10	03/25/10	0.100	38.8	77.6
Quarter 1	01/14/10	12/24/09	0.100	38.8	38.8

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE K–FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets which are measured at fair value on a recurring basis at September 10, 2011 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$47.8	$17.1	$30.7	$—
Non-current investments [2]	36.8	—	36.8	—
Interest rate swap [1]	7.5	—	7.5	—

Total	$92.1	$17.1	$75.0	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.

The following table presents assets which are measured at fair value on a recurring basis at year-end 2010 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222.2	$—	$222.2	$—
Short-term investments [1]	59.9	59.8	0.1	—
Non-current investments [2]	29.1	—	29.1	—
Interest rate swap [2]	11.6	—	11.6	—

Total	$322.8	$59.8	$263.0	$—

1	Included in Prepaid Expenses and Other Current Assets on the balance sheet.
2	Included in Other Assets on the balance sheet.

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

SAFEWAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the third quarter of 2011, long-lived assets with a carrying value of $13.1 million, primarily store assets, were written down to their fair value of $1.4 million, resulting in an impairment charge of $11.7 million. For the first 36 weeks of 2011, long-lived assets with a carrying value of $44.8 million, primarily store assets, were written down to their fair value of $11.1 million, resulting in an impairment charge of $33.7 million. During the third quarter of 2010, long-lived assets with a carrying value of $21.9 million, primarily store assets, were written down to their fair value of $4.0 million, resulting in an impairment charge of $17.9 million. For the first 36 weeks of 2010, long-lived assets with a carrying value of $74.6 million, primarily store assets, were written down to their fair value of $25.9 million, resulting in an impairment charge of $48.7 million.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

ECONOMIC OUTLOOK There has been an increase in food cost inflation in the first three quarters of 2011, and the economic environment has continued to make consumers cautious. This has led to certain consumers trading down to a less expensive mix of products and/or trading down to discounters for grocery items, all of which have impacted Safeway’s sales. These difficult economic conditions may continue through 2011.

NET INCOME Net income attributable to Safeway Inc. was $130.2 million ($0.38 per diluted share) for the third quarter of 2011 compared to $122.8 million ($0.33 per diluted share) in the third quarter of 2010.

SALES AND OTHER REVENUE Total sales were $10.1 billion in the third quarter of 2011 compared to $9.4 billion in the third quarter of 2010. Fuel sales increased $338.8 million, primarily because the average retail price per gallon of fuel increased 25.9%, reflecting an increase in the cost of fuel. Additionally, a higher Canadian exchange rate increased sales by $91.6 million.

Prior to 2011, Safeway recorded Blackhawk Network distribution commissions on the sale of certain gift cards, net of commissions shared with other retailers. In the first quarter of 2011, Safeway determined that these commissions should be reported on a gross basis. This change increased both revenue and cost of goods sold in the third quarter of 2011 by $75.7 million but had no impact on identical-store sales, gross profit dollars or net income. Previously reported results are not adjusted because the impact is immaterial.

Identical-store sales, excluding fuel, increased 1.5%, or $122.6 million. This increase reflects an increase in average transaction size and a decrease in customer counts during the quarter.

	12 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010
As reported *	4.9%	(1.4%)
Excluding fuel sales *	1.5%	(2.0%)

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	Sept. 10, 2011		Sept. 11, 2010
Non-perishables (1)	$4,023.0	40.0%	$3,966.7	42.2%
Perishables (2)	3,696.0	36.7	3,541.0	37.7
Fuel	1,099.6	10.9	760.8	8.1
Pharmacy	875.5	8.7	870.3	9.2
Other (3)	370.2	3.7	260.8	2.8

Total sales and other revenue	$10,064.3	100.0%	$9,399.6	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.
(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

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

Gross profit declined 114 basis points to 27.00% of sales in the third quarter of 2011 compared to 28.14% of sales in the third quarter of 2010. The impact from fuel sales reduced gross profit 88 basis points, and the gross presentation of gift card commissions reduced gross profit 26 basis points.

Vendor allowances are shown below (in millions):

	Total	YTD Total
2011
Quarter 3	$654.1	$2,044.1
Quarter 2	678.8	1,390.0
Quarter 1	711.2	711.2

2010
Quarter 3	$636.8	$1,952.2
Quarter 2	650.5	1,315.4
Quarter 1	664.9	664.9

The Company believes that the recent increase in vendor allowances is primarily the result of vendors providing higher allowances to grocery retailers to mitigate a trend in price increases. With the large volume of vendor allowances that Safeway negotiates in a year, it is difficult to forecast with certainty whether that trend will continue.

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

OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense, as a percentage of sales, decreased 103 basis points to 24.53% in the third quarter of 2011 from 25.56% in the third quarter of 2010. The impact from fuel sales reduced operating and administrative expense 71 basis points, and the impact from the change related to gift card commissions reduced operating and administrative expense 24 basis points.

INTEREST EXPENSE Interest expense declined to $60.7 million in the third quarter of 2011 from $69.4 million in the third quarter of 2010 due to lower average interest rates and lower average borrowings.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES Income tax expense was 33.6% of pre-tax income in the third quarter of 2011 compared to 31.0% in the third quarter of 2010. Income tax expense was lower in 2010 due to the resolution of several individually immaterial items.

36-WEEKS ENDED SEPTEMBER 10, 2011 COMPARED WITH 36-WEEKS ENDED SEPTEMBER 11, 2010

Net income for the first 36 weeks of 2011 was $301.1 million ($0.85 per diluted share) compared to $360.1 million ($0.94 per diluted share) in the first 36 weeks of 2010 primarily due to the net negative impact from the Canadian dividend paid in the first half of 2011.

Identical-store sales increases (decreases) through the third quarters of 2011 and 2010 were as follows:

	36 Weeks Ended
	Sept. 10, 2011	Sept. 11, 2010
As reported *	4.5%	(1.3%)
Excluding fuel sales *	0.8%	(2.5%)

*	Excludes replacement stores.

The following table presents sales revenue by type of similar product (dollars in millions):

	36 Weeks Ended
	September 10, 2011		September 11, 2010
Non-perishables (1)	$12,006.9	40.0%	$11,925.7	42.2%
Perishables (2)	11,065.0	36.8	10,718.3	37.9
Fuel	3,203.4	10.7	2,138.7	7.6
Pharmacy	2,671.6	8.9	2,683.3	9.5
Other (3)	1,085.7	3.6	780.2	2.8

Total sales and other revenue	$30,032.6	100.0%	$28,246.2	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.
(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.
(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

The gross profit margin was 27.17% in the first 36 weeks of 2011 compared to 28.36% in the first 36 weeks of 2010. Operating and administrative expense margin was 24.70% in the first 36 weeks of 2011 compared to 25.74% in the first 36 weeks of 2010.

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

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources

Net cash flow provided by operating activities declined to $710.9 million in the first 36 weeks of 2011 compared to $846.6 million in the first 36 weeks of 2010 due primarily to contributions to pension plans and an increase in inventory, net of payables.

Net cash flow used by investing activities was $744.4 million in the first 36 weeks of 2011 compared to $550.6 million in the first 36 weeks of 2010 due primarily to increased cash capital expenditures.

Net cash flow used by financing activities increased to $583.2 million in the first 36 weeks of 2011 from $139.6 million in the first 36 weeks of 2010 due primarily to lower net long-term borrowings and increased purchases of treasury stock in 2011.

Based upon the current level of operations, management believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program, its Credit Agreement, referred to below, and debt offerings will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.

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

	12 Weeks Ended		36 Weeks Ended
(in millions)	Sept. 10, 2011	Sept. 11, 2010	Sept. 10, 2011 *	Sept. 11, 2010
Net cash flow provided by operating activities, as reported	$523.3	$537.5	$710.9	$846.6
(Increase) decrease in payables related to third-party gift cards, net of receivables	(16.7)	2.8	317.1	358.9

Net cash flow from operating activities, as adjusted	506.6	540.3	1,028.0	1,205.5
Net cash flow used by investing activities	(339.1)	(157.0)	(744.4)	(550.6)

Free cash flow	$167.5	$383.3	$283.6	$654.9

*	In the 36 weeks ended September 10, 2011, free cash flow was reduced by $168.3 million of contributions to defined benefit pension and post-retirement plans and $97 million of taxes paid on Canadian dividends.

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt, fund share repurchases and pay dividends that management believes will enhance stockholder value.

This non-U.S. GAAP financial measure should not be considered as an alternative to net cash flow from operating activities or other increases and decreases in cash as shown on our Consolidated Statements of Cash Flows as a measure of liquidity. Non-U.S. GAAP financial measures have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of the Company’s results

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as reported under U.S. GAAP. Other companies in the Company’s industry may calculate free cash flow differently, limiting its usefulness as a comparative measure.

CREDIT AGREEMENT On June 1, 2011, the Company entered into a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has a termination date of June 1, 2015 and replaced the former credit agreement that was scheduled to expire on June 1, 2012. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and Canada Safeway Limited (“CSL”), a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of September 10, 2011, the Company was in compliance with these covenant requirements. As of September 10, 2011, there were $10.1 million of borrowings outstanding and $73.5 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,416.4 million as of September 10, 2011.

SHELF REGISTRATION On December 8, 2008, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on December 8, 2011. The Safeway Board of Directors has authorized issuance of up to $2.5 billion of securities under the Shelf. As of September 10, 2011, $1.0 billion of securities were available for issuance under the board’s authorization.

DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $50.7 million and $45.8 million for the third quarters of 2011 and 2010, respectively. Year-to-date dividends paid on common stock totaled $138.7 million and $123.4 million for 2011 and 2010, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

STOCK REPURCHASE PROGRAM From the initiation of the Company’s stock repurchase program in 1999 through the end of the third quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $6.1 billion, leaving an authorized amount for repurchases of approximately $0.9 billion. During the third quarter of 2011, Safeway repurchased approximately 10.1 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $195.2 million. The average price per share, excluding commissions, was $19.30. The Company will evaluate the timing and volume of future repurchases based on several factors, including market conditions, and, subject to the foregoing factors, intends to continue to repurchase stock as circumstances warrant.

MULTI-EMPLOYER PENSION CONTRIBUTIONS Safeway participates in various multi-employer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Year-to-date through the third quarter of 2011, the Company had contributed $220.3 million to these plans, with $185.5 million going to U.S. plans and $34.8 million going to Canadian plans. In fiscal 2010, Safeway contributed $292.3 million to these plans, with $245.4 million going to U.S. plans and $46.9 million going to Canadian plans.

SAFEWAY INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditure Program

Safeway invested $288.4 million in capital expenditures in the third quarter of 2011. The Company completed five new stores, completed seven Lifestyle remodels and closed 11 stores. For the year, Safeway plans to invest approximately $1.0 billion in capital expenditures, while completing 26 new Lifestyle stores and 30 Lifestyle remodels.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension and post-retirement benefit plan contributions; sufficiency of liquidity for the foreseeable future; repurchases of stock; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended September 10, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters

Note M to the Company’s consolidated financial statements, under the caption “Legal Matters” on page 63 of the Form 10-K included in the 2010 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters, except as provided in previous reports and as follows:

In State of California v. Safeway Inc. dba Vons, et al., the State’s time to file a petition for certiorari to the United States Supreme Court has expired, and the matter is over.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2011.

Fiscal period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[2]
June 19, 2011 – July 16, 2011	—	$—	—	$1,121.0
July 17, 2011 – August 13, 2011	10,100,000	19.30		925.9
August 14, 2011 – September 10, 2011	—	—		925.9

TOTAL	10,100,000	$19.30		$925.9

[1]	Average price per share excludes commissions.
[2]

In December 2010, the Company’s Board of Directors increased the authorized level of the Company’s stock repurchase program from $6.0 billion to $7.0 billion. From the initiation of the repurchase program in 1999 through the end of the third quarter of 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $6.1 billion, leaving an authorized amount for repurchases of approximately $0.9 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 10, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date: October 18, 2011	/s/ Steven A. Burd

Steven A. Burd
Chairman, President and Chief Executive Officer

Date: October 18, 2011	/s/ Robert L. Edwards

Robert L. Edwards
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 10, 2011

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 10, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.