Form 10-K
period 2011-12-31
SAFEWAY INC
filed 2012-02-27
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 2011 was approximately $7.9 billion.
As of February 22, 2012, there were outstanding approximately 268.0 million shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part
Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders (to be held May 15, 2012) to be filed within 120 days after the end of the fiscal year ended December 31, 2011
III

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
This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: changes to the total closed store reserve; uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; indemnification obligations; dividend payments on common stock; our potential to grow operating profit; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; unrecognized tax benefits; repatriation of future Canadian earnings, amount of indebtedness; unrecognized compensation cost; repurchases of common stock; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

SAFEWAY INC. AND SUBSIDIARIES

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
General    The Company began operations in 1926. In July 1986, Safeway was incorporated in the state of Delaware as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc. The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”), the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”) and the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”).
Safeway Inc. is one of the largest food and drug retailers in North America, with 1,678 stores at year-end 2011. The Company’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.
Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).
Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 185 food and general merchandise stores in Western Mexico.
Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides prepaid products and payment services to consumers through a network of retail store locations in the United States, Canada, Europe, Mexico and Australia and various online channels. Prepaid products include: closed loop (private branded) cards, open loop (network branded) cards, financial services products and telecom products. Additionally, Blackhawk provides card production services, a secondary market for prepaid cards and has recently introduced digital wallet services.
Stores    Safeway’s average store size is approximately 47,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-

SAFEWAY INC. AND SUBSIDIARIES

toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambience significantly enhances the shopping experience.
Safeway’s stores provide a full array of grocery items tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral, seafood and pharmacy. In addition, the majority of stores offer Starbucks coffee shops, and many offer adjacent fuel centers.
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
The following table summarizes Safeway’s stores by size at year-end 2011:

Square footage	Number of stores	Percent of total
Less than 30,000	200	12%
30,000 to 50,000	693	41
More than 50,000	785	47
Total stores	1,678	100%
Store Ownership    At year-end 2011, Safeway owned 42% of its stores and leased its remaining stores.
Merchandising    Safeway's operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high-quality products at competitive prices. To provide one-stop shopping for today's busy shoppers, the Company emphasizes high-quality produce and meat and offers many unique items through its various specialty departments.

Safeway is focused on differentiating its offering with high-quality perishables. The Company believes it has developed a reputation for having the best produce in the market, through high-quality specifications and precise handling procedures, and the most tender and flavorful meat and poultry, through both the Company's Rancher's Reserve Tender Beef offering and Open Nature all natural beef, chicken and sausages. Safeway's deli/food service department has developed a variety of solutions for today's busy shoppers, including Signature Café sandwiches, soups and salads as well as Primo Taglio deli meats and cheeses. Many Safeway bakeries offer freshly made bread, and the floral department is recognized by its signature gazebo.

Safeway has continued to develop its portfolio of Consumer Brands private label products. The Company has focused its brands into three areas: Health & Wellness, Premium and Core. The prices in each category are generally lower than those of comparable products from national brands.

The Health & Wellness portfolio includes the O Organics, Eating Right, Bright Green and Open Nature brands. These offerings address consumers' specific health needs or preferences. O Organics is one of the largest exclusively organics brands. Eating Right offers a "spot your needs" labeling system, and Bright Green is an environmentally friendly household product line. Open Nature, an all-natural product line, was launched in the fourth quarter of 2010 and already achieved over $100 million in sales in 2011.

The Premium portfolio includes the Safeway SELECT, Signature Café, Rancher's Reserve, Primo Taglio, Waterfront BISTRO and Debi Lilly offerings. Safeway SELECT is a line of quality products that the Company believes are unique to the category. Waterfront BISTRO is a seafood brand designed to make preparing a

SAFEWAY INC. AND SUBSIDIARIES

restaurant-quality meal at home easy.

In the Core portfolio are the Safeway brands, Lucerne, Refreshe, the Snack Artist and Pantry Essentials. In 2011, the Safeway brand was subdivided into four brands: Safeway Farms, Safeway Kitchens, Safeway Home and Safeway Care. The Lucerne brand has been producing quality dairy products for over 100 years. The Refreshe label was re-branded in 2010 to include all 14 private-label beverage brands.The Snack Artist offers high-quality and great value snacks in a variety of categories such as chips, cookies and frozen categories in whimsical, resealable packaging, a unique feature in the category. Pantry Essentials was launched in 2011 as a value line, including formerly branded Value Red and Dairy Glen items.
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
Safeway operated the following manufacturing and processing facilities at year-end 2011:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	—	1
Soft drink bottling plants	4	—
Fruit and vegetable processing plants	1	3
Cake commissary	1	—
Sandwich commissary	—	1
Total	20	12
In addition, the Company operates laboratory facilities for quality assurance and research and development in certain plants and at its corporate offices.
Distribution    Safeway has 17 distribution/warehousing centers (13 in the United States and four in Canada), which collectively provide the majority of all products to Safeway’s 12 retail operating areas. The distribution centers in Maryland and British Columbia are operated by third parties.

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
The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2011	2010	2009	2008	2007
Total stores at beginning of year	1,694	1,725	1,739	1,743	1,761
Stores opened:
New	6	3	3	8	13
Replacement	19	11	5	12	7
	25	14	8	20	20
Stores closed	41	45	22	24	38
Total stores at year end	1,678	1,694	1,725	1,739	1,743
Remodels completed (1)
Lifestyle remodels	29	60	82	232	253
Other remodels	—	7	10	21	15
	29	67	92	253	268
Number of fuel stations at year end	400	393	388	382	361
Total retail square footage at year end (in millions)	79.2	79.2	80.1	80.4	80.3
Cash paid for property additions	$1,094.7	$837.5	$851.6	$1,595.7	$1,768.7
Cash paid for property additions as a percentage of sales and other revenue	2.5%	2.0%	2.1%	3.6%	4.2%

(1)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes pharmacy refurbishments.
In 2012, the Company expects to spend approximately $0.9 billion in cash for capital expenditures. At year-end 2011, 87% of Safeway’s store base were Lifestyle stores. Safeway expects to eventually convert most of the remaining stores to Lifestyle stores.
Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product    Note N to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.
Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 300 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT, Rancher’s Reserve, O ORGANICS, Lucerne, Primo Taglio, Eating Right, mom to mom, waterfront BISTRO, Bright Green, Pantry Essentials, In-Kind, Open Nature, Refreshe, Snack Artist, Signature Café and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randalls, Tom Thumb, Genuardi’s and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

SAFEWAY INC. AND SUBSIDIARIES

Canada Safeway also has registered numerous trademarks in Canada. Canada Safeway has invested significantly in “Safeway” both as a trade name and a trademark and considers it to be an important asset in Canada. Canada Safeway owns and has registered in Canada approximately 200 trademarks, most of which replicate trademarks owned in the United States by Safeway. In addition to those trademarks used in common with Safeway, Canada Safeway owns certain trademarks unique to its business in Canada. For example, Canada Safeway has registered the trademarks, “Macdonalds Consolidated” and “Family Foods” in connection with wholesale distribution of merchandise to independent grocers. In Canada, each trademark registration is for an initial period of 15 years, and may be renewed for additional periods of 15 years, as long as the trademark continues to be used in commerce.
Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.
Working Capital    At year-end 2011, working capital consisted of $4.2 billion in current assets and $5.0 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party prepaid cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.
Competition    Food retailing is intensely competitive. The principal competitive factors that affect the Company’s business are location, quality, price, service, selection and condition of assets.
We face intense competition from traditional grocery retailers, non-traditional competitors such as supercenters and club stores, as well as from specialty and niche supermarkets, drug stores, dollar stores, convenience stores and restaurants. Safeway and its competitors engage in price competition which, from time to time, has adversely affected operating margins in the Company’s markets.
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
Employees   At year-end 2011, Safeway had more than 178,000 full- and part-time employees. Approximately 75% of Safeway’s employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of nine different international unions. There are approximately 430 such agreements, typically having three- to five-year terms. Accordingly, Safeway renegotiates a significant number of these agreements every year.
During 2011, contracts covering approximately 39,000 employees were ratified. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 34,000 employees, primarily in stores in the Company’s Vons, Seattle and Northern California (Hawaii) divisions, as well as stores in Alberta, Canada, were ratified.
Available Information    Safeway’s corporate Web site is located at www.safeway.com. You may access our Securities and Exchange Commission (“SEC”) filings free of charge at our corporate Web site promptly after such material is electronically filed with, or furnished to, the SEC. We also maintain certain corporate

SAFEWAY INC. AND SUBSIDIARIES

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
Competitive Industry Conditions    We face intense competition from traditional grocery retailers, non-traditional competitors such as supercenters and club stores, as well as from specialty and niche supermarkets, drug stores, dollar stores, convenience stores and restaurants. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs.
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
Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results. We are a party to approximately 430 collective bargaining agreements, of which 72 are scheduled to expire in 2012. These expiring agreements cover approximately 28% of our union-affiliated employees. In future negotiations with labor unions, we expect that rising health care, pension and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.
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

SAFEWAY INC. AND SUBSIDIARIES

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
Current Economic Conditions    The United States and, to a lesser extent, Canadian economies and financial markets have declined and experienced volatility due to uncertainties related to unemployment rates, energy prices, availability of credit, difficulties in the banking and financial services sectors, the decline in the housing market and falling consumer confidence. As a result, consumers are more cautious. This may have led to reduced consumer spending, to some consumers trading down to a less expensive mix of products and to some consumers trading down to discounters for grocery items, all of which impacts Safeway’s sales growth. If these conditions continue or worsen, it could further impact Safeway’s sales growth. In 2010, Safeway experienced overall deflation, and in 2011, Safeway experienced overall inflation. In this uncertain economy, it is difficult to forecast with certainty the rate of inflation or deflation for 2012. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. Challenging economic conditions may also impact consumer spending for our products. Higher fuel prices could also dampen overall consumer demand. We are unable to predict with certainty if the economies of the United States and Canada will continue to improve or the rate at which they will improve. If these economies do not improve, Safeway’s business, results of operations and financial condition could be adversely affected.
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

•
Blackhawk’s business depends on its ability to negotiate contract renewals with its key partners and on the active and effective promotion of Blackhawk's products and services by its distribution partners;

•
Blackhawk’s prospects could be adversely affected as a result of legal or regulatory changes affecting the sales of prepaid products or other products that Blackhawk sells or plans to sell in the future or as a result of Blackhawk's failure to comply with applicable laws and regulations;

•	Blackhawk is substantially dependent on the continuous operation and security of its information technology applications and infrastructure;

•
Blackhawk's prospects could be adversely affected as a result of changes in card association rules or standards set by Visa, MasterCard and others, or changes in card association and debit network fees or products or interchange rates; and

SAFEWAY INC. AND SUBSIDIARIES

•	Blackhawk has operations in several international locations, and it may find a different business or competitive environment in markets outside the U.S. that could adversely affect its profitability.
New Business Initiatives and Strategies The introduction, implementation, success and timing of new business initiatives and strategies, including but not limited to, initiatives to increase revenue, develop real estate, or enter into new areas of business may be less successful or may be different than anticipated, which could adversely affect Safeway's business.
Pension and Post-Retirement Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multiemployer pension plans. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense as well as cash contributions to fund the plans. Historically, Safeway’s retirement plans have been well funded, and prior to 2011, cash contributions to the plans have been relatively small.
The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. Since 2008, the financial markets improved. Despite the improvement, the projected benefit obligation exceeded the fair value of the plan assets. As a result, cash contributions to pension and post-retirement plans increased from $17.7 million in 2010 to approximately $176.2 million in 2011 and are expected to be $160.0 million in 2012. If financial markets do not continue to improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results.
In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Under the Pension Protection Act of 2006 (“PPA”), additional contributions may be required in the form of a surcharge that is equal to 5% of the contributions due in the first year and 10% each year thereafter until the applicable bargaining agreement expires. If surcharges are required, many of our bargaining agreements provide for an offset against contribution amounts otherwise required under those agreements.
Pension expense for these plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $312.2 million, $292.3 million and $278.1 million to these plans in 2011, 2010 and 2009, respectively. Based on the most recent information available to us, a number of these multiemployer plans are underfunded. As a result, contributions to these plans may increase. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur withdrawal liability, which is related to the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multiemployer pension legislation passed in 2006 and 2008 will continue to apply to the funds in which we participate, which may have an impact on future pension contributions.
Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 31, 2011, we had approximately $5.4 billion in total consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends on common stock, stock repurchases, acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or

SAFEWAY INC. AND SUBSIDIARIES

reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.
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
Legal Proceedings    From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims and other proceedings arising in the ordinary course of business. In  addition, there is an increasing number of cases being filed against companies generally, which contain class-action allegations under federal and state wage and hour laws. We estimate our exposure to these legal proceedings and establish reserves for the estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions, could have a material adverse impact on our financial results.
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

SAFEWAY INC. AND SUBSIDIARIES

Impairment of Long-Lived Assets    Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on long-lived assets. We have incurred significant impairment charges to earnings in the past, including fiscal 2011, 2010 and 2009.
Information Technology Risks    The Company has large, complex information technology systems that are important to business operations. If we were to experience difficulties maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems.
Additionally, Safeway gathers and retains personal information that customers provide to us. The Company also receives and stores personal information in connection with our human resources organization. Despite the Company’s considerable efforts to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could cause significant damage to our reputation, affect our relationships with our customers and employees and lead to claims against the Company.
As a merchant who accepts debit and credit cards for payment, Safeway is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regards to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, Safeway is also subject to compliance with American National Standards Institute encryption standards, and payment network security operating guidelines. Despite Safeway's compliance with these standards and other security measures, we cannot be certain that all of our IT systems are entirely free from attack or security breach. To the extent that any disruption results in a loss, damage or misappropriation of information, the Company could be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to the Company.
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

Item 4.	Mine Safety Disclosures
Not applicable.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant
The names and ages of the current executive officers of the Company and their positions as of February 22, 2012 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company		Year first elected
	Age	Officer	Present office
Steven A. Burd Chairman, President and Chief Executive Officer	62	1992	1993
Diane M. Dietz(1) Executive Vice President and Chief Marketing Officer	45	2008	2008
Robert L. Edwards Executive Vice President and Chief Financial Officer	56	2004	2004
Bruce L. Everette Executive Vice President Retail Operations	60	1991	2001
Larree M. Renda Executive Vice President President, Safeway Health Inc.	53	1991	1999
David F. Bond Senior Vice President Finance and Control	58	1997	1997
David T. Ching Senior Vice President and Chief Information Officer	59	1994	1994
Robert A. Gordon Senior Vice President Secretary and General Counsel Chief Governance Officer	60	1999	2000
Russell M. Jackson(2) Senior Vice President Human Resources	54	2007	2007
Melissa C. Plaisance Senior Vice President Finance and Investor Relations	52	2004	2004
David R. Stern Senior Vice President Planning and Business Development	57	1994	2002
Jerry Tidwell Senior Vice President Supply Operations	60	2001	2003
Donald P. Wright Senior Vice President Real Estate and Engineering	59	1991	1991

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

2011	Low	High
Quarter 4 (16 weeks)	$15.93	$21.37
Quarter 3 (12 weeks)	16.51	24.28
Quarter 2 (12 weeks)	21.90	25.43
Quarter 1 (12 weeks)	20.44	22.94

2010
Quarter 4 (16 weeks)	$19.89	$24.00
Quarter 3 (12 weeks)	18.73	21.91
Quarter 2 (12 weeks)	20.53	27.04
Quarter 1 (12 weeks)	20.91	25.41
There were 14,266 stockholders of record as of February 22, 2012; however, approximately 99% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $22.67 at the close of business on February 22, 2012.
Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased		Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
September 11, 2011 - October 8, 2011	—		—	—	$925.9
October 9, 2011 - November 5, 2011	13,558,798	(1)	$18.93	13,550,000	669.1
November 6, 2011 - December 3, 2011	14,850,000		19.50	14,850,000	1,379.3
December 4, 2011 - December 31, 2011	14,941,665	(1)	20.87	14,937,000	1,067.3
Total	43,350,463		$19.79	43,337,000	$1,067.3

(1)
Includes shares withheld (8,798 shares in the period October 9, 2011 through November 5, 2011 and 4,665 shares in the period December 4, 2011 through December 31, 2011), at the election of a certain holder of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

(2)	Average price per share excludes commissions. Average price per share excluding the restricted shares referred to in footnote 1 above was $19.79.

(3)
In November 2011, the Company’s Board of Directors increased the authorized level of the Company’s stock repurchase program from $7.0 billion to $8.0 billion. From the initiation of the repurchase program in 1999 through the end of fiscal 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $6.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2006 fiscal year to the end of its 2011 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future performance.

Stock Price Performance

Safeway vs Peer Group, S&P 500

125.0
100.0
75.0
50.0
Price Index FY End 06 = 100

	FYE 06	FYE 07	FYE 08	FYE 09	FYE 10	FYE 11
SWY	100.00	99.75	70.17	64.02	69.10	66.41
Peer group *	100.00	96.71	73.04	75.98	90.40	96.30
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

SWY — Peer group * — S&P 500

(*)	The peer group consists of The Kroger Co., SUPERVALU INC., Whole Foods Market, Inc., Loblaw Companies Limited and Delhaize Group.
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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007
Results of Operations
Sales and other revenue	$43,630.2	$41,050.0	$40,850.7	$44,104.0	$42,286.0
Gross profit	11,793.7	11,607.5	11,693.5	12,514.8	12,152.9
Operating and administrative expense	(10,659.1)	(10,448.1)	(10,348.0)	(10,662.1)	(10,380.8)
Goodwill impairment charge	—	—	(1,974.2)	—	—
Operating profit (loss)	1,134.6	1,159.4	(628.7)	1,852.7	1,772.1
Interest expense	(272.2)	(298.5)	(331.7)	(358.7)	(388.9)
Other income, net	19.7	20.3	7.1	10.6	20.4
Income (loss) before income taxes	882.1	881.2	(953.3)	1,504.6	1,403.6
Income taxes	(363.9)	(290.6)	(144.2)	(539.3)	(515.2)
Net income (loss) before allocation to noncontrolling interest	518.2	590.6	(1,097.5)	965.3	888.4
Noncontrolling interests	(1.5)	(0.8)	—	—	—
Net income (loss) attributable to Safeway Inc.	$516.7	$589.8	$(1,097.5)	$965.3	$888.4
Basic earnings (loss) per share	$1.49	$1.56	$(2.66)	$2.23	$2.02
Diluted earnings (loss) per share	$1.49	$1.55	$(2.66)	$2.21	$1.99
Weighted average shares outstanding (in millions):
Basic	343.4	378.3	412.9	433.8	440.3
Diluted	343.8	379.6	412.9	436.3	445.7
Cash dividends declared per common share	$0.5550	$0.4600	$0.3828	$0.3174	$0.2645

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008	52 Weeks 2007
Financial Statistics
Identical-store sales increases (decreases)(1)	4.4%	(0.7)%	(5.0)%	1.4%	4.1%
Identical-store sales increases (decreases) without fuel(1)	1.0%	(2.0)%	(2.5)%	0.8%	3.4%
Gross profit margin	27.03%	28.28%	28.62%	28.38%	28.74%
Operating & administrative expense as a percentage of sales(2)	24.43%	25.45%	25.33%	24.17%	24.55%
Operating profit (loss) as a percentage of sales(3)	2.6%	2.8%	(1.5)%	4.2%	4.2%
Cash paid for property additions	$1,094.7	$837.5	$851.6	$1,595.7	$1,768.7
Depreciation expense	$1,148.8	$1,162.4	$1,171.2	$1,141.1	$1,071.2
Total assets(3)	$15,073.6	$15,148.1	$14,963.6	$17,484.7	$17,651.0
Total debt	$5,410.2	$4,836.3	$4,901.7	$5,499.8	$5,655.1
Total equity(3)	$3,689.1	$4,997.7	$4,946.4	$6,786.2	$6,701.8
Other Statistics
Stores opened during the year	25	14	8	20	20
Stores closed during the year	41	45	22	24	38
Total stores at year end	1,678	1,694	1,725	1,739	1,743
Remodels completed(4)
Lifestyle remodels	29	60	82	232	253
Other remodels	—	7	10	21	15
Total remodels completed	29	67	92	253	268

Total retail square footage at year end (in millions)	79.2	79.2	80.1	80.4	80.3

(1)	Defined as stores operating the same period in both the current year and the previous year. 2008 is based on the same 53-week period in both years.

(2)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(3)	2009 includes a pretax goodwill impairment charge of $1,974.2 million, ($1,818.2 million, after-tax).

(4)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes pharmacy refurbishments.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The last three fiscal years consist of the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”), the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”) and the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”).
Results of Operations
Economic Outlook    The current economic environment has made consumers cautious. This may have led to reduced consumer spending, to some consumers trading down to a less expensive mix of products and to some consumers trading down to discounters for grocery items, all of which impacts Safeway’s sales. These difficult economic conditions may continue in 2012.
Safeway earned net income of $516.7 million ($1.49 per diluted share) in 2011, net income of $589.8 million ($1.55 per diluted share) in 2010 and a net loss of $1,097.5 million ($2.66 per diluted share) in 2009. Fiscal 2011 included a $98.9 million tax charge resulting from the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary. Fiscal 2009 included a non-cash goodwill impairment charge of $1,974.2 million ($1,818.2 million, net of tax). The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions.
Sales    Identical-store sales increases (decreases) for the past three fiscal years were as follows:

	2011	2010	2009
Including fuel	4.4%	(0.7)%	(5.0)%
Excluding fuel	1.0%	(2.0)%	(2.5)%
Sales increased 6.3% to $43.6 billion in 2011 from $41.1 billion in 2010. Fuel sales increased $1,408.7 million in 2011, as a result of the average retail price per gallon of fuel increasing 23.8% and gallons sold increasing 16.5%. Additionally, the change in the Canadian dollar exchange rate resulted in a $240.0 million increase in sales. Identical-store sales, excluding fuel, increased 1.0%, or $375 million, primarily due to inflation. Average transaction size increased during fiscal 2011, and transaction counts decreased slightly.
Prior to 2011, Safeway recorded Blackhawk Network distribution commissions on the sale of certain gift cards, net of commissions shared with other retailers. In the first quarter of 2011, Safeway determined that these commissions should be reported on a gross basis. This change increased both revenue and cost of goods sold in fiscal 2011 by $413.5 million but had no impact on identical-store sales, gross profit dollars or net income. Previously reported results are not adjusted because the impact is immaterial.
From 2009 to 2010, sales increased 0.5% to $41.1 billion from $40.9 billion. The change in the Canadian dollar exchange rate resulted in a $588.1 million increase in sales. Additionally, fuel sales increased $499.2 million. The average retail price per gallon of fuel increased approximately 19% in 2010 compared to 2009 primarily due to the increase in the cost of fuel. Identical-store sales, excluding fuel, declined 2%, or $734.8 million, as a result of economic conditions, investments in price and deflation. This decline reflects a slight decrease in transaction counts and a decline in average transaction size during fiscal 2010. Store closures reduced sales by approximately $230 million.
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

SAFEWAY INC. AND SUBSIDIARIES

of cost of goods sold. Additionally, all vendor allowances are classified as an element of cost of goods sold.
Gross profit margin was 27.03% of sales in 2011, 28.28% of sales in 2010 and 28.62% in 2009.
The gross profit margin decreased 125 basis points to 27.03% of sales in 2011 from 28.28% of sales in 2010. The impact from fuel sales decreased gross profit margin 80 basis points. The remaining 45 basis-point decline was largely the result of a 53 basis-point decline due to cost increases and investments in price, a 32 basis-point decline from the change in the reporting for gift card commissions, a 16 basis-point decline resulting from LIFO expense, partly offset by a 34 basis-point improvement in shrink and a 13 basis-point improvement from Blackhawk contributions.
The gross profit margin decreased 34 basis points to 28.28% of sales in 2010 from 28.62% of sales in 2009. The impact from fuel sales decreased gross profit margin 27 basis points. The remaining seven basis-point decline was largely the result of investments in everyday prices, partly offset by improvements in shrink.
Vendor allowances totaled $2.9 billion in 2011, $2.9 billion in 2010 and $2.6 billion in 2009. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
Promotional allowances make up more than 95% of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.
Slotting allowances are a small portion of total allowances (approximately 3% of all allowances). With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.
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
Operating and administrative expense was 24.43% of sales in 2011 compared to 25.45% of sales in 2010 and 25.33% in 2009.
Operating and administrative expense margin decreased 102 basis points to 24.43% of sales in 2011 from 25.45% of sales in 2010. Higher fuel sales in 2011 decreased operating and administrative expense margin by 69 basis points. The impact from the change related to gift card commissions reduced operating and administrative expense 28 basis points, and net gains on property dispositions reduced operating and administrative expense 17 basis points.
Operating and administrative expense margin increased 12 basis points to 25.45% of sales in 2010 from 25.33% of sales in 2009. Higher fuel sales in 2010 decreased operating and administrative expense margin by 31 basis points. The offsetting 43-basis-point increase was primarily the result of higher labor costs, partly offset by net gains on property dispositions.
Gain (Loss) on Property Dispositions    Operating and administrative expense included a net gain on property

SAFEWAY INC. AND SUBSIDIARIES

dispositions of $65.6 million in 2011, primarily consisting of a gain of $47.1 million on the sale of a distribution center in Burnaby, British Columbia. Operating and administrative expense included a net gain of $27.5 million in 2010 and a net loss of $12.7 million in 2009.
Interest Expense    Interest expense was $272.2 million in 2011, compared to $298.5 million in 2010 and $331.7 million in 2009. Interest expense decreased in 2011 and 2010 primarily due to a combination of lower average borrowings and a lower average interest rate.
Other Income    Other income consists primarily of interest income and equity in earnings (losses) from Safeway’s unconsolidated affiliate. Interest income was $6.7 million in 2011, $4.4 million in 2010 and $2.3 million in 2009. Equity in earnings of unconsolidated affiliate was $13.0 million in 2011, $15.3 million in 2010 and $8.5 million in 2009.
Income Taxes    Income tax expense was $363.9 million, or 41.3% of pre-tax income, in 2011. In 2010, Safeway had income tax expense of $290.6 million, or 33.0% of pre-tax income. Fiscal 2011 included a $98.9 million tax charge resulting from the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary. In 2009, Safeway had income tax expense of $144.2 million despite having a pre-tax loss of $953.3 million. The 2009 tax expense reflects the tax effect of the goodwill impairment charge which is largely nondeductible for income tax purposes and, therefore, increases the Company’s effective income tax rate. The impact of the goodwill impairment charge on the tax expense was partly offset by a benefit of $74.9 million from the favorable resolution of various tax matters.

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
Any actuarial projection of self-insured losses is subject to a high degree of variability. For example, self-insurance expense was $151.1 million in fiscal 2011, $148.3 million in fiscal 2010 and $128.8 million in 2009. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.
The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, we are able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 0.75% in 2011, 2.00% in 2010 and 2.75% in 2009. A 25-basis-point change in the discount rate affects the self-insured liability between $4 million and $5 million.
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

SAFEWAY INC. AND SUBSIDIARIES

uncertainty in the Company’s reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines, vocation rehabilitation and apportionment.
Store Lease Exit Costs and Impairment Charges    Safeway assesses store impairment quarterly. Safeway’s policy is to recognize losses relating to the impairment of long-lived assets when expected net future cash flows are less than the assets’ carrying values. When stores that are under long-term leases close, Safeway records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries. In both cases, fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions.
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
Safeway bases the discount rate on current investment yields on high quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high-quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2011 pension expense was 5.6%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2011, the Company’s assumed rate of return was 8.5% on U.S. pension assets and 6.8% on Canadian pension assets. For 2012, the Company's assumed rate of return is 7.75% on U.S pension assets and 6.75% on Canadian pension assets. Over the 10-year period ended December 31, 2011, the average rate of return was approximately 4% for U.S. and 5% for Canadian pension assets. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2011	2010
Equity	65%	65.5%	67.6%
Fixed income	35	33.3	31.1
Cash and other	—	1.2	1.3
Total	100%	100.0%	100.0%
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
Sensitivity to changes in the major assumptions for Safeway's pension plans are as follows (in millions):

		United States		Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+1 pt	—	$13.3	—	$3.5
	-1 pt	—	$(13.3)	—	$3.5
Discount rate	+1 pt	$237.1	$28.9	$72.2	$5.4
	-1 pt	$(297.4)	$(34.5)	$(76.7)	$(5.5)
Cash contributions to the Company’s pension and post-retirement benefit plans are expected to total approximately $160 million in 2012 and totaled $176.2 million in 2011, $17.7 million in 2010 and $24.4 million in 2009.
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

SAFEWAY INC. AND SUBSIDIARIES

Liquidity and Financial Resources
Net cash flow from operating activities was $2,023.6 million in 2011, $1,849.7 million in 2010 and $2,549.7 million in 2009. Net cash flow from operating activities increased in 2011 compared to 2010 primarily due to greater cash flow from working capital, partly offset by increased contributions to pension plans and lower net income.
Blackhawk receives a significant portion of the cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. Changes in payables related to third-party gift cards, net of receivables increased to a source of cash of $293.6 million in 2011 from a use of cash of $6.9 million in 2010, primarily as a result of the timing of certain vendor payments in 2010, higher revenue and a shift in the mix of business with longer payment terms.

The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. Since 2008, the financial markets improved. Despite the improvement, the projected benefit obligation exceeds the fair value of the plan assets in each of the last four years. As a result, cash contributions to pension and post-retirement plans were $176.2 million and $17.7 million in 2011 and 2010, respectively, and are expected to be approximately $160 million in 2012. If return on plan assets is less than expected, or if discount rates decline, plan contributions could increase significantly in 2012 and beyond.
Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $1,014.5 million in 2011, $798.8 million in 2010 and $889.0 million in 2009. Net cash flow used by investing activities increased in 2011 compared to 2010 primarily as a result of higher capital expenditures, partly offset by higher proceeds from the sale of property in 2011. Net cash flow used by investing activities declined in 2010 compared to 2009 due to higher proceeds from the sale of property in 2010.
Cash paid for property additions increased to $1.1 billion in 2011 from $0.8 billion in 2010 and $0.9 billion in 2009. The increase in capital expenditures was primarily due to an increase in new store openings and the refurbishment of some in-store pharmacies. In 2011, the Company opened 25 new Lifestyle stores and completed 29 Lifestyle store remodels.  In 2010, the Company opened 14 new Lifestyle stores and completed 60 Lifestyle store remodels. In 2009, the Company opened eight new Lifestyle stores and completed 82 Lifestyle store remodels. In 2012, the Company expects to spend approximately $0.9 billion in cash capital expenditures.
Net cash flow used by financing activities was $1,077.3 million in 2011, $768.1 million in 2010 and $1,600.3 million in 2009. In 2011, Safeway added $609.1 million of debt, repurchased $1,554.0 million of common stock and paid $188.0 million in dividends. In 2010, Safeway paid down $84.8 million of debt, repurchased $621.1 million of common stock and paid $168.1 million in dividends. In 2009, the Company paid down $599.5 million of debt, repurchased $884.9 million of common stock and paid $153.1 million in dividends.
Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program, its credit agreement, its term loan agreement and debt offerings, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreements.

SAFEWAY INC. AND SUBSIDIARIES

Free cash flow    Free cash flow is calculated as (1) net cash flow from operating activities adjusted to exclude payables related to third-party gift cards, net of receivables, less (2) net cash flow used by investing activities adjusted to exclude cash used by investments and business acquisitions. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. We add back cash used by investments and business acquisitions to our calculation of free cash flow in order to provide a more accurate indication of our capacity to apply our available free cash flow to its intended uses.

	Fiscal Year
(in millions)	2011	2010	2009
Net cash flow from operating activities	$2,023.6	$1,849.7	$2,549.7
(Increase) decrease in payables related to third-party gift cards, net of receivables	(293.6)	6.9	(170.4)
Net cash flow from operating activities, as adjusted	1,730.0	1,856.6	2,379.3

Net cash flow used by investing activities	(1,014.5)	(798.8)	(889.0)
Investments and business acquisitions	35.9	—	—
Net cash flow used by investing activities, as adjusted	(978.6)	(798.8)	(889.0)
Free cash flow	$751.4	$1,057.8	$1,490.3

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt and fund share repurchases that management believes will enhance stockholder value.
This non-U.S. GAAP financial measure should not be considered as an alternative to net cash flow from operating activities or other increases and decreases in cash as shown on our Consolidated Statements of Cash Flows as a measure of liquidity. Non-U.S. GAAP financial measures have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under U.S. GAAP. Other companies in the Company’s industry may calculate free cash flow differently, limiting its usefulness as a comparative measure. Because of these limitations, free cash flow should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.
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

SAFEWAY INC. AND SUBSIDIARIES

Bank Credit Agreement and Term Loan Agreement    Information about the Company’s bank credit agreement and term loan agreement appear in Note D to the consolidated financial statements set forth in Part II, Item 8 of this report.
The computation of Adjusted EBITDA, as defined by the credit agreement, is provided below solely to provide an understanding of the impact that Adjusted EBITDA has on Safeway’s ability to borrow under the credit agreement and term loan agreement. Adjusted EBITDA should not be considered as an alternative to net income or cash flow from operating activities (which are determined in accordance with U.S. GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA (dollars in millions).

	52 Weeks 2011
Adjusted EBITDA:
Net income attributable to Safeway Inc.	$516.7
Add (subtract):
Income taxes	363.9
Interest expense	272.2
Depreciation expense	1,148.8
LIFO expense	35.1
Share-based employee compensation	50.0
Property impairment charges	44.7
Equity in earnings of unconsolidated affiliate	(13.0)
Dividend from unconsolidated affiliate	6.1
Total Adjusted EBITDA	$2,424.5
Adjusted EBITDA as a multiple of interest expense	8.91	x
Minimum Adjusted EBITDA as a multiple of interest expense under bank credit agreement	2.00	x
Total debt at year-end 2011	$5,410.2
Less cash and equivalents in excess of $75.0 at December 31, 2011	654.4
Adjusted Debt	$4,755.8
Adjusted Debt to Adjusted EBITDA	1.96	x
Maximum Adjusted Debt to Adjusted EBITDA under bank credit agreement	3.50	x
Shelf Registration    On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors has authorized issuance of up to $3.0 billion of securities under the Shelf. As of December 31, 2011, $2.2 billion of securities were available for issuance under the board’s authorization.
Commercial Paper Information about the Company's commercial paper borrowings appear in Note D to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2011, 2010 and 2009.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2011
Quarter 4	12/07/11	12/22/11	$0.1450	$43.8	$187.6
Quarter 3	08/24/11	09/22/11	0.1450	49.3	143.8
Quarter 2	05/19/11	06/23/11	0.1450	50.7	94.5
Quarter 1	03/15/11	03/24/11	0.1200	43.8	43.8
2010
Quarter 4	12/07/10	12/23/10	$0.1200	$44.2	$173.5
Quarter 3	08/24/10	09/23/10	0.1200	44.7	129.3
Quarter 2	05/19/10	06/24/10	0.1200	45.8	84.6
Quarter 1	03/10/10	03/25/10	0.1000	38.8	38.8
2009
Quarter 4	12/10/09	12/24/09	$0.1000	$38.8	$156.3
Quarter 3	08/25/09	09/24/09	0.1000	40.6	117.5
Quarter 2	04/29/09	06/25/09	0.1000	41.6	76.9
Quarter 1	03/05/09	03/26/09	0.0828	35.3	35.3
Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2011, 2010 and 2009.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2011
Quarter 4	10/13/2011	9/22/2011	$0.1450	$49.3	$188.0
Quarter 3	7/14/2011	6/23/2011	0.1450	50.7	138.7
Quarter 2	4/14/2011	3/24/2011	0.1200	43.8	88.0
Quarter 1	1/13/2011	12/23/2010	0.1200	44.2	44.2
2010
Quarter 4	10/14/2010	9/23/2010	$0.1200	$44.7	$168.1
Quarter 3	7/15/2010	6/24/2010	0.1200	45.8	123.4
Quarter 2	4/15/2010	3/25/2010	0.1000	38.8	77.6
Quarter 1	1/14/2010	12/24/2009	0.1000	38.8	38.8
2009
Quarter 4	10/15/2009	9/24/2009	$0.1000	$40.6	$153.1
Quarter 3	7/16/2009	6/25/2009	0.1000	41.6	112.5
Quarter 2	4/16/2009	3/26/2009	0.0828	35.3	70.9
Quarter 1	1/14/2009	12/24/2008	0.0828	35.6	35.6

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2011, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $6.9 billion, leaving an authorized amount for repurchases of approximately $1.1 billion. During fiscal 2011, Safeway repurchased approximately 76.1 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $1,588.2 million. This includes $34.2 million of common stock repurchases that were executed in fiscal 2011 but were settled in fiscal 2012. The average price per share, excluding commissions, was $20.85. Taking into consideration stock prices, low interest rates and management's belief regarding our potential to grow operating profit over the next several years, Safeway used the net proceeds from borrowings to repurchase common stock at an increased level during the fourth quarter of 2011. This level of purchases has continued in 2012. From year-end 2011 through February 22, 2012, Safeway has purchased 28.7 million shares of its common stock at an average cost of $21.83 per share and a total cost of $626.2 million (including commissions). The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2011 (in millions) (1):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt (2)	$806.9	$1.6	$1,048.7	$41.3	$401.9	$2,671.5	$4,971.9
Estimated interest on long-term debt	264.7	218.4	198.3	164.1	164.1	1,034.9	2,044.5
Capital lease obligations (2),(3)	29.2	29.1	29.6	30.9	30.5	284.6	433.9
Interest on capital leases	41.6	38.4	35.5	32.3	29.4	148.0	325.2
Self-insurance liability	129.4	90.3	60.8	39.7	28.7	122.0	470.9
Interest on self-insurance liability	0.5	1.0	1.1	1.1	1.0	10.1	14.8
Operating leases (3)	478.9	452.2	421.5	370.8	328.7	2,219.5	4,271.6
Marketing development funds	29.7	20.7	18.0	12.7	7.0	8.3	96.4
Contracts for purchase of property, equipment and construction of buildings	252.6	—	—	—	—	—	252.6
Fixed-price energy contracts (4)	85.7	18.4	18.4	16.6	0.7	6.0	145.8
Other purchase obligations	80.3	21.9	7.3	2.5	—	—	112.0
Total	$2,199.5	$892.0	$1,839.2	$712.0	$992.0	$6,504.9	$13,139.6
 (1) Excludes funding of pension and post-retirement benefit obligations which were $176.2 million in 2011. The Company currently expects to contribute approximately $160 million to its pension and post-retirement benefit plans in 2012. Also excludes contributions under various multiemployer pension plans, which totaled $312.2 million in 2011. Additionally, the amount of unrecognized tax benefits ($161.3 million at December 31, 2011) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Purchase orders for inventory are not included in the above table as they are cancelable by their terms.

(2)	Required principal payments only.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2011, these charges totaled approximately $217.2 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”

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
Letters of Credit    The Company had letters of credit of $50.9 million outstanding at year-end 2011. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.
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
The table below presents information on interest rate swaps at year-end 2011 (dollars in millions):

	2012	2013	2014	2015	2016	There-after	Total
Interest rate swaps:
Fixed to variable notional amount (1)	$800.0	—	—	—	—	—	$800.0
Average pay rate during 2011	4.61%	—	—	—	—	—	4.61%
Average receive rate during 2011	5.80%	—	—	—	—	—	5.80%

(1)	The fair value of the interest rate swaps at year-end 2011 was an asset of $4.4 million.
Foreign Currency Exchange Risk    Safeway is exposed to foreign currency risk, primarily through its operations in Canada. Certain transactions and the Company’s net equity investment in Canada are exposed to economic losses in the event of adverse changes in the currency exchange rate. Currently, Safeway does not use derivative financial instruments to offset the risk of foreign currency.

SAFEWAY INC. AND SUBSIDIARIES

Commodity Price Risk    Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2011.
Long-Term Debt    The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2011 (dollars in millions):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$806.9	$1.6	$1,048.7	$41.3	$401.9	$2,671.5	$4,971.9	$5,371.3
Weighted average interest rate	5.81%	6.72%	5.18%	2.48%	3.42%	5.68%	5.38%

(1)	Primarily fixed-rate debt.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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
The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2011.
The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Robert L. Edwards
STEVEN A. BURD	ROBERT L. EDWARDS
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 27, 2012	February 27, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Safeway Inc.:
We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note A to the financial statements, the Company changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2012

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per-share amounts)

	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
Sales and other revenue	$43,630.2	$41,050.0	$40,850.7
Cost of goods sold	(31,836.5)	(29,442.5)	(29,157.2)
Gross profit	11,793.7	11,607.5	11,693.5
Operating and administrative expense	(10,659.1)	(10,448.1)	(10,348.0)
Goodwill impairment charge	—	—	(1,974.2)
Operating profit (loss)	1,134.6	1,159.4	(628.7)
Interest expense	(272.2)	(298.5)	(331.7)
Other income, net	19.7	20.3	7.1
Income (loss) before income taxes	882.1	881.2	(953.3)
Income taxes	(363.9)	(290.6)	(144.2)
Net income (loss) before allocation to noncontrolling interests	518.2	590.6	(1,097.5)
Less noncontrolling interests	(1.5)	(0.8)	—
Net income (loss) attributable to Safeway Inc.	$516.7	$589.8	$(1,097.5)
Basic income (loss) per common share attributable to Safeway Inc.	$1.49	$1.56	$(2.66)
Diluted income (loss) per common share attributable to Safeway Inc.	$1.49	$1.55	$(2.66)
Weighted average shares outstanding – basic	343.4	378.3	412.9
Weighted average shares outstanding – diluted	343.8	379.6	412.9
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
Net income (loss) before allocation to noncontrolling interests	$518.2	$590.6	$(1,097.5)
Other comprehensive income (loss):
Translation adjustments, net of tax	8.8	90.6	162.2
Pension and post-retirement benefits adjustment to funded status, net of tax	(210.3)	(38.9)	(2.0)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	51.0	49.1	54.9
Other, net of tax	1.0	1.0	(0.2)
Total other comprehensive income (loss)	(149.5)	101.8	214.9
Comprehensive income (loss) including noncontrolling interests	368.7	692.4	(882.6)
Comprehensive income attributable to noncontrolling interests	(1.5)	(0.8)	—
Comprehensive income (loss) attributable to Safeway Inc.	$367.2	$691.6	$(882.6)
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2011	Year-end 2010
Assets
Current assets:
Cash and equivalents	$729.4	$778.8
Receivables	652.1	557.4
Merchandise inventories, net of LIFO reserve of $70.1 and $35.1	2,469.6	2,623.4
Prepaid expenses and other current assets	335.7	273.4
Total current assets	4,186.8	4,233.0
Property:
Land	1,775.5	1,796.8
Buildings	6,527.2	6,170.5
Leasehold improvements	3,664.1	3,934.9
Fixtures and equipment	7,819.7	7,694.0
Property under capital leases	591.4	637.2
	20,377.9	20,233.4
Less accumulated depreciation and amortization	(10,740.3)	(10,323.2)
Total property, net	9,637.6	9,910.2
Goodwill	469.8	430.9
Investments in unconsolidated affiliate	196.8	187.2
Other assets	582.6	386.8
Total assets	$15,073.6	$15,148.1

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2011	Year-end 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$811.3	$505.6
Current obligations under capital leases	29.2	30.7
Accounts payable	2,917.0	2,533.4
Accrued salaries and wages	500.9	468.9
Deferred income taxes	61.2	96.3
Other accrued liabilities	718.7	679.3
Total current liabilities	5,038.3	4,314.2
Long-term debt:
Notes and debentures	4,165.0	3,843.8
Obligations under capital leases	404.7	456.2
Total long-term debt	4,569.7	4,300.0
Deferred income taxes	141.9	153.5
Pension and post-retirement benefit obligations	904.5	727.9
Accrued claims and other liabilities	730.1	654.8
Total liabilities	11,384.5	10,150.4
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 604.5 and 599.8 shares issued	6.0	6.0
Additional paid-in capital	4,463.9	4,363.1
Treasury stock at cost: 307.9 and 231.8 shares	(7,874.4)	(6,283.8)
Accumulated other comprehensive (loss) income	(61.5)	88.0
Retained earnings	7,149.1	6,820.0
Total Safeway Inc. equity	3,683.1	4,993.3
Noncontrolling interest	6.0	4.4
Total equity	3,689.1	4,997.7
Total liabilities and stockholders’ equity	$15,073.6	$15,148.1
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
Operating Activities:
Net income (loss) before allocation to noncontrolling interest	$518.2	$590.6	$(1,097.5)
Reconciliation to net cash flow from operating activities:
Goodwill impairment charge	—	—	1,974.2
Depreciation expense	1,148.8	1,162.4	1,171.2
Property impairment charges	44.7	71.7	73.7
Share-based employee compensation	50.0	55.5	61.7
Excess tax benefit from share-based employee compensation	(1.8)	(1.6)	(0.1)
LIFO expense (income)	35.1	(28.0)	(35.2)
Equity in earnings of unconsolidated affiliate	(13.0)	(15.3)	(8.5)
Net pension and post-retirement benefits expense	114.3	125.2	140.1
Contributions to pension and post-retirement benefit plans	(176.2)	(17.7)	(24.4)
(Gain) loss on property dispositions and lease exit costs, net	(65.6)	(27.5)	12.7
Increase (decrease) in accrued claims and other liabilities	23.2	36.2	(34.3)
Deferred income taxes	(63.7)	(31.3)	(142.1)
Amortization of deferred finance costs	5.4	4.8	4.8
Other	19.9	(6.6)	26.7
Changes in working capital items:
Receivables	(2.1)	14.6	26.0
Inventories at FIFO cost	95.0	(64.4)	173.5
Prepaid expenses and other current assets	(13.1)	(15.3)	(30.4)
Income taxes	91.4	(3.7)	188.6
Payables and accruals	(80.5)	7.0	(101.4)
Payables related to third-party gift cards, net of receivables	293.6	(6.9)	170.4
Net cash flow from operating activities	2,023.6	1,849.7	2,549.7
Investing Activities:
Cash paid for property additions	(1,094.7)	(837.5)	(851.6)
Proceeds from sale of property	188.0	84.5	22.9
Investments and business acquisitions	(35.9)	—	—
Other	(71.9)	(45.8)	(60.3)
Net cash used by investing activities	(1,014.5)	(798.8)	(889.0)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
Financing Activities:
(Payments on) additions to short-term borrowings, net	(0.8)	0.2	(1.3)
Additions to long-term borrowings	3,697.5	1,627.4	1,653.7
Payments on long-term borrowings	(3,087.6)	(1,712.4)	(2,251.9)
Purchase of treasury stock	(1,554.0)	(621.1)	(884.9)
Dividends paid	(188.0)	(168.1)	(153.1)
Net proceeds from exercise of stock options	73.4	117.1	28.6
Excess tax benefit from share-based employee compensation	1.8	1.6	0.1
Income tax refund related to prior years’ debt financing	—	—	16.8
Payment of debt issuance costs	(14.0)	(6.0)	(8.2)
Other	(5.6)	(6.8)	(0.1)
Net cash flow used by financing activities	(1,077.3)	(768.1)	(1,600.3)
Effect of changes in exchange rates on cash	18.8	24.5	28.3
(Decrease) increase in cash and equivalents	(49.4)	307.3	88.7
Cash and Equivalents:
Beginning of year	778.8	471.5	382.8
End of year	$729.4	$778.8	$471.5
Other Cash Information:
Cash payments during the year for:
Interest	$302.6	$315.7	$335.6
Income taxes, net of refunds (excluding income tax refund related to prior years’ debt financing)	336.2	325.6	97.7
Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$1.1	$0.1	$7.0
Purchases of property, plant and equipment included in accounts payable	198.8	130.1	116.4
Notes received in the sale of real estate	97.3	16.4	—
Mortgage notes assumed in property additions	3.7	1.9	—

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions, except per-share amounts)

	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
Common Stock:
Balance, beginning of year	$6.0	$5.9	$5.9
Options exercised	—	0.1	—
Balance, end of year	6.0	6.0	5.9
Additional Paid-In Capital:
Balance, beginning of year	4,363.1	4,212.4	4,128.3
Share-based employee compensation	50.0	55.5	61.7
Options exercised	53.7	105.8	21.5
Other	(2.9)	(10.6)	0.9
Balance, end of year	4,463.9	4,363.1	4,212.4
Treasury Stock:
Balance, beginning of year	(6,283.8)	(5,661.8)	(4,776.8)
Purchase of treasury stock	(1,588.2)	(621.1)	(884.9)
Options exercised	—	—	—
Other	(2.4)	(0.9)	(0.1)
Balance, end of year	(7,874.4)	(6,283.8)	(5,661.8)
Retained Earnings:
Balance, beginning of year	6,820.0	6,403.7	7,657.5
Net income (loss) attributable to Safeway Inc.	516.7	589.8	(1,097.5)
Cash dividends declared ($0.555, $0.46 and $0.3828 per share)	(187.6)	(173.5)	(156.3)
Balance, end of year	7,149.1	6,820.0	6,403.7
Accumulated Other Comprehensive (Loss) Income:
Balance, beginning of year	88.0	(13.8)	(228.7)
Translation adjustments (net of tax of $ – , $3.0 and $2.3)	8.8	90.6	162.2
Pension and post-retirement benefits adjustment to funded status (net of tax of $113.3, $17.5 and $0.1)	(210.3)	(38.9)	(2.0)
Recognition of pension and post-retirement benefits actuarial loss (net of tax of $31.0, $29.2 and $32.8)	51.0	49.1	54.9
Other (net of tax of $0.1, $0.3 and $0.7)	1.0	1.0	(0.2)
Balance, end of year	(61.5)	88.0	(13.8)
Noncontrolling Interests:
Balance, beginning of year	4.4	—	—
Adoption of accounting guidance on noncontrolling interests, net of tax	—	2.8	—
Net earnings attributable to noncontrolling interests, net of tax	1.5	0.8	—
Other	0.1	0.8	—
Balance, end of year	6.0	4.4	—
Total Equity	$3,689.1	$4,997.7	$4,946.4

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions)

	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009
	Number of Shares Issued
Common Stock:
Balance, beginning of year	599.8	592.6	590.7
Options exercised	3.2	6.1	1.5
Restricted stock grants	1.5	1.1	0.4
Balance, end of year	604.5	599.8	592.6

	Number of Shares
Treasury Stock:
Balance, beginning of year	(231.8)	(204.3)	(161.8)
Purchase of treasury stock	(76.1)	(27.4)	(42.5)
Other	—	(0.1)	—
Balance, end of year	(307.9)	(231.8)	(204.3)
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A:   The Company and Significant Accounting Policies
The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,678 stores as of year-end 2011. Safeway’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com, Vons.com and Genuardis.com (collectively “Safeway.com”).
Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides prepaid gift card products and ancillary services to consumers through a network of retail store locations in the United States, Canada, Europe, Mexico and Australia and various online channels. Prepaid products include: closed loop (private branded) cards, open loop (network branded) cards, financial services products and telecom products. Additionally, Blackhawk provides card production services, a secondary market for prepaid cards and has recently introduced digital wallet services.
The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 185 food and general merchandise stores in Western Mexico.
Basis of Presentation    The consolidated financial statements include Safeway Inc., a Delaware corporation, and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in Casa Ley is reported using the equity method. Safeway's equity in earnings of Casa Ley is based on financial information prepared in accordance with accounting principles generally accepted in the United States and is recorded on a one-month delay basis because financial information for the latest month is not available from Casa Ley in time to be included in Safeway’s consolidated results until the following reporting period.
Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”), the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”) and the 52-week period ended January 2, 2010 (“fiscal 2009” or “2009”).
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
Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

redemption is considered remote. Breakage amounts were $9.2 million, $9.2 million and $8.7 million in 2011, 2010 and 2009, respectively.
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
Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. All vendor allowances are classified as an element of cost of goods sold. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $491.3 million in 2011, $508.7 million in 2010 and $502.9 million in 2009.
Cash and Equivalents    Cash and equivalents include short-term investments with original maturities of less than three months and credit and debit card sales transactions which settle within a few business days of year end.
Book overdrafts at year-end 2011 and 2010 of $1.2 million and $90.1 million, respectively, are included in accounts payable.
Receivables    Receivables include pharmacy, gift card receivables and miscellaneous trade receivables.
Merchandise Inventories    Merchandise inventory of $1,608 million at year-end 2011 and $1,685 million at year-end 2010 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,678 million at year-end 2011 and $1,720 million at year-end 2010. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. All remaining inventory is valued at the lower of cost on a first-in, first-out (“FIFO”) basis or market value. The FIFO cost of inventory approximates replacement or current cost. The Company performs physical counts of perishable inventory in stores every four weeks and nonperishable inventory in stores and all distribution centers twice a year. The Company uses a combination of the retail inventory method and cost method to determine the cost of its inventory before any LIFO reserve is applied. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.
Property and Depreciation    Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years
Property under capital leases and leasehold improvements is amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets.
Employee Benefit Plans    The Company recognizes in its statement of financial position an asset for its employee benefit plan’s overfunded status or a liability for underfunded status. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. See Note K.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 0.75% in 2011, 2.00% in 2010 and 2.75% in 2009.
A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2011	2010	2009
Beginning balance	$468.5	$453.8	$487.8
Expense	151.1	148.3	128.8
Claim payments	(148.6)	(134.0)	(163.4)
Currency translation	(0.1)	0.4	0.6
Ending balance	470.9	468.5	453.8
Less current portion	(129.4)	(129.5)	(131.7)
Long-term portion	$341.5	$339.0	$322.1
The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $485.7 million at year-end 2011 and $506.4 million at year-end 2010.
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

A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management's assessments of realizable deferred tax assets.
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
Warrants.    Blackhawk issued warrants to third parties to purchase shares of Blackhawk common stock. The warrants are accounted for as liability awards and marked to market every period. The liability is calculated using the Black-Sholes model and included in accrued claims and other liabilities on the balance sheet. Since there is no active market for these warrants, the valuation model uses unobservable pricing inputs and management estimates.
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
Notes receivables The Company's notes receivables, included in other assets, is comprised primarily of notes receivable resulting from the sale of real estate. The fair value of note receivables is estimated by discounting expected future cash flows using interest rates, adjusted for credit risk, at which similar loans could be made under current market conditions. As of December 31, 2011, the carrying value of notes receivables, which approximates fair value, was $134.4 million.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Accumulated Other Comprehensive (Loss) Income    Accumulated other comprehensive income (loss), net of applicable taxes, consisted of the following at year-end (in millions):

	2011	2010	2009
Translation adjustments	$402.1	$393.3	$302.7
Pension and post-retirement benefits adjustment to funded status	(658.1)	(447.8)	(408.8)
Recognition of pension and post-retirement benefits actuarial loss	196.0	145.0	95.9
Other	(1.5)	(2.5)	(3.6)
Ending balance	$(61.5)	$88.0	$(13.8)
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
New Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The amendments in ASU 2011-12 defer the changes in ASU 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassifications from other comprehensive income to net income. Safeway early adopted ASU 2011-05 using the two-statement approach in the fourth quarter of 2011 on a retrospective basis for all periods presented.
In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in ASU 2011-11 require that a company disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments enhance current disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current accounting guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those periods, and will be applied retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on Safeway's consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note B: Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.
A summary of changes in Safeway’s goodwill by geographic area is as follows (in millions):

		2011				2010
	U.S.	Canada		Total	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,324.4	$97.8		$4,422.2	$4,324.4	$93.5		$4,417.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—		(3,991.3)
	333.1	97.8		430.9	333.1	93.5		426.6
Activity during the year:
Acquisition	40.5	—		40.5	—	—		—
Other adjustments	—	(1.6)	(1)	(1.6)	—	4.3	(1)	4.3
	40.5	(1.6)		38.9	—	4.3		4.3
Balance – end of year:
Goodwill	4,364.9	96.2		4,461.1	4,324.4	97.8		4,422.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—		(3,991.3)
	$373.6	$96.2		$469.8	$333.1	$97.8		$430.9

(1)	Represents foreign currency translation adjustments in Canada.
On September 15, 2011, Blackhawk acquired Cardpool, Inc., a prepaid card exchange company where customers can buy, sell or trade previously issued prepaid cards. The purchase consideration was $42.3 million, consisting of $9.9 million cash paid at close, a $9.2 million payment due one year after close, and contingent payments for up to $23.2 million. The contingent payments are potentially payable between one and three years after acquisition, based on the achievement of certain financial targets and operational milestones. Goodwill recognized in this transaction amounted to $40.5 million which is not deductible for tax purposes.
We test goodwill for impairment annually (on the first day of the fourth quarter) or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

The impairment test is a two-step process. In the first step, we determine if the fair value of the reporting units is less than the book value. If we conclude that fair value is greater than the book value, we do not have to proceed to step two, and we can conclude there is no goodwill impairment. If we conclude that the fair value of a reporting unit is less than book value, we must perform step two, in which we calculate the implied fair value of goodwill and compare it to carrying value. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

In the fourth quarter of 2011, Safeway adopted ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350),” which permits companies to perform the first step of the two-step impairment process by assessing qualitative factors to determine whether events or circumstances exist which lead to a determination that it is more

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of our reporting units with goodwill is greater than the book value and, therefore, that there is no goodwill impairment.
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
Based upon the results of our 2011 and 2010 analyses, no impairment of goodwill was indicated in 2011 or 2010. As a result of the Company’s 2009 annual impairment test, Safeway recorded a non-cash impairment charge in the amount of $1,974.2 million (pre-tax) to reduce the carrying value of goodwill. The impairment was due primarily to Safeway’s reduced market capitalization and a weak economy. The difficult economic environment negatively impacted all of Safeway’s divisions; however, due to their large goodwill balances, the goodwill impairment resulted primarily from the Vons and Eastern divisions.
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

Note C:    Store Lease Exit Costs and Impairment Charges
Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $44.7 million in 2011, $71.7 million in 2010 and $73.7 million in 2009. These charges are included as a component of operating and administrative expense.
Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Beginning balance	$94.0	$87.6	$100.1
Provision for estimated net future cash flows of additional closed stores (1)	2.8	5.1	1.1
Net cash flows, interest accretion, changes in estimates of net future cash flows	(19.8)	1.3	(13.6)
Ending balance	$77.0	$94.0	$87.6

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note D:  Financing
Notes and debentures were composed of the following at year end (in millions):

	2011	2010
Commercial paper	$—	$—
Bank credit agreement, unsecured	39.5	—
Other bank borrowings, unsecured	1.6	2.4
Mortgage notes payable, secured	10.1	11.3
6.50% Senior Notes due 2011, unsecured	—	500.0
5.80% Senior Notes due 2012, unsecured	800.0	800.0
3.00% Second Series Notes due 2014, unsecured	296.9	—
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	—
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	—
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	23.8	24.1
Interest rate swap fair value adjustment	4.4	11.6
	4,976.3	4,349.4
Less current maturities	(811.3)	(505.6)
Long-term portion	$4,165.0	$3,843.8
Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2015. During 2011, the average commercial paper borrowing was $395.8 million and had a weighted-average interest rate of 0.39%. During 2010, the average commercial paper borrowing was $393.5 million which had a weighted-average interest rate of 0.36%.
Bank Credit Agreement    The Company has a $1,500.0 million credit agreement with a syndicate of banks which has a termination date of June 1, 2015 and provides for two additional one-year extensions of the termination date. The credit agreement provides (i) to Safeway a $1,250.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The credit agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the credit agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the credit agreement, to interest expense ratio of 2.0

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 31, 2011, the Company was in compliance with these covenant requirements. As of December 31, 2011, there were $39.5 million in borrowings, and letters of credit totaled $43.5 million under the Credit Agreement. Total unused borrowing capacity under the credit agreement was $1,417.0 million as of December 31, 2011.
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
During 2011, the Company paid facility fees ranging from 0.05% to 0.175% on the total amount of the credit facility.
Term Credit Agreement In December 2011, Safeway entered into a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway as a delayed draw term credit facility in two draws (each of which shall be in minimum amounts of $100.0 million and increments of $25.0 million) from the closing date through, on or prior to, April 19, 2012. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. Semi-annual principal payments equal to 5.50% of the aggregate principal amount of the term loans are required beginning on June 30, 2013, with any remaining principal balances due at the maturity of the term credit agreement. The term credit agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Bank Credit Agreement." As of December 31, 2011, the Company was in compliance with these covenant requirements. As of December 31, 2011, there were no borrowings under the term credit agreement, and total unused borrowing capacity under the term credit agreement was $700.0 million.
During December 2011, the Company paid commitment fees of 0.175% on the total amount available to be drawn under the term credit agreement.
Shelf Registration    On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors authorized issuance of up to $3.0 billion of securities under the Shelf. As of December 31, 2011, $2.2 billion of securities were available for issuance under the board’s authorization.
Senior Unsecured Indebtedness   Canada Safeway Limited, an indirect, wholly-owned subsidiary of Safeway, issued CAD300 million of 3.00% Second Series Notes on March 31, 2011, which mature on March 31, 2014. On December 5, 2011, Safeway issued $400.0 million of 3.40% Senior Notes and $400.0 million of 4.75% Senior Notes, which mature on December 1, 2016 and December 1, 2021, respectively.
Additionally, Safeway issued $500.0 million of 3.95% Senior Notes on August 3, 2010, which mature on August 15, 2020.
Mortgage Notes Payable    Mortgage notes payable at year-end 2011 have remaining terms ranging from less than one year to 11 years, had a weighted-average interest rate during 2011 of 6.66% and are secured by properties with a net book value of approximately $45.1 million.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Notes Payable    Other notes payable at year-end 2011 have remaining terms ranging from three years to 24 years and a weighted average interest rate of 6.74% during 2011.
Annual Debt Maturities    As of year-end 2011, annual debt maturities (principal payments only, excluding the interest rate swap fair value adjustment) were as follows (in millions):

2012	$806.9
2013	1.6
2014	1,048.7
2015	41.3
2016	401.9
Thereafter	2,671.5
$4,971.9
Letters of Credit    The Company had letters of credit of $50.9 million outstanding at year-end 2011, of which $43.5 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.00% on the face amount of the letters of credit.
Fair Value    At year-end 2011 and year-end 2010, the estimated fair value of debt, including current maturities, was $5.4 billion and $4.6 billion, respectively.

Note E: Financial Instruments
Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Fair Value Hedges    In December 2009, the Company effectively converted $800 million of its 5.80% fixed-rate debt due 2012 to floating-rate debt through interest rate swap agreements. These interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The gain or loss on the interest rate swap agreements, as well as the gain or loss on the debt being hedged, are recognized in current earnings. These amounts were immaterial in 2011, 2010 and 2009.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note F:   Fair Value Measurements
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
The following table presents assets and liabilities which are measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$546.0	$290.0	$256.0	$—
Short-term investments [1]	52.4	22.6	29.8	—
Interest rate swap [1]	4.4	—	4.4	—
Non-current investments [2]	38.7	—	38.7	—
Total	$641.5	$312.6	$328.9	$—
Liabilities:
Contingent consideration[3]	$26.3	$—	$—	$26.3
Total	$26.3	$—	$—	$26.3

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended December 31, 2011 follows (in millions):

Contingent consideration
Balance, beginning of year	$3.0
Additions	23.2
Unrealized (gains) losses, net	0.1
Balance, end of year	$26.3

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at January 1, 2011 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$222.2	$—	$222.2	$—
Short-term investments [1]	59.9	59.8	0.1	—
Non-current investments [2]	29.1	—	29.1	—
Interest rate swap [2]	11.6	—	11.6	—
Total	$322.8	$59.8	$263.0	$—
Liabilities:
Contingent consideration [3]	$3.0	$—	$—	$3.0
Total	$3.0	$—	$—	$3.0

(1)	Included in Prepaid Expense and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended January 1, 2011 follows (in millions):

Contingent consideration
Balance, beginning of year	$—
Additions	3.0
Balance, end of year	$3.0
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
In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During fiscal 2011, long-lived assets with a carrying value of $64.1 million were written down to their fair value of $19.4 million, resulting in an impairment charge of $44.7 million. During fiscal 2010, long-lived assets with a carrying value of $99.0 million were written down to their fair value of $27.3 million, resulting in an impairment charge of $71.7 million.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note G: Lease Obligations
At year-end 2011, Safeway leased approximately 58% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.
As of year-end 2011, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2012	$70.8	$478.9
2013	67.5	452.2
2014	65.1	421.5
2015	63.2	370.8
2016	59.9	328.7
Thereafter	432.6	2,219.5
Total minimum lease payments	759.1	$4,271.6
Less amounts representing interest	(325.2)
Present value of net minimum lease payments	433.9
Less current obligations	(29.2)
Long-term obligations	$404.7
Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $159.5 million.
Amortization expense for property under capital leases was $28.5 million in 2011, $29.8 million in 2010 and $34.6 million in 2009. Accumulated amortization of property under capital leases was $303.1 million at year-end 2011 and $311.9 million at year-end 2010.
The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2011	2010	2009
Property leases:
Minimum rentals	$452.2	$447.9	$445.0
Contingent rentals (1)	8.1	8.8	8.5
Less rentals from subleases	(9.0)	(8.7)	(11.3)
	451.3	448.0	442.2
Equipment leases	24.4	26.5	26.3
	$475.7	$474.5	$468.5
 (1) In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note H: Interest Expense
Interest expense consisted of the following (in millions):

	2011	2010	2009
Commercial paper	$1.6	$1.6	$4.1
Bank credit agreement	2.4	0.8	0.8
Other bank borrowings	0.1	0.1	0.1
Mortgage notes payable	0.7	1.2	1.3
Floating Rate Senior Notes due 2009	—	—	1.0
7.50% Senior Notes due 2009	—	—	26.3
4.95% Senior Notes due 2010	—	15.3	24.8
6.50% Senior Notes due 2011	5.4	32.5	32.5
5.80% Senior Notes due 2012	46.4	46.4	46.4
3.00% Second Series Notes due 2014	6.8	—	—
6.25% Senior Notes due 2014	31.3	31.3	31.3
5.625% Senior Notes due 2014	14.1	14.1	14.1
3.40% Senior Notes due 2016	1.0	—	—
6.35% Senior Notes due 2017	31.8	31.8	31.8
5.00% Senior Notes due 2019	25.0	25.0	10.2
3.95% Senior Notes due 2020	19.7	8.2	—
4.75% Senior Notes due 2021	1.4	—	—
7.45% Senior Debentures due 2027	11.2	11.2	11.2
7.25% Senior Debentures due 2031	43.5	43.5	43.5
Other notes payable	2.1	1.7	2.8
Obligations under capital leases	47.1	50.4	54.1
Amortization of deferred finance costs	5.4	4.8	4.8
Interest rate swap agreements	(9.9)	(9.4)	(0.3)
Amortization of deferred gain on swap termination	—	(1.0)	(1.6)
Capitalized interest	(14.9)	(11.0)	(7.5)
	$272.2	$298.5	$331.7

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note I:    Capital Stock
Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none were outstanding during 2011, 2010 or 2009. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2011 was 296.6 million shares (net of 307.9 million shares of treasury stock) and 368.0 million shares at year-end 2010 (net of 231.8 million shares of treasury stock).
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
1999 Amended and Restated Equity Participation Plan    Under the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”), options generally vest over five or seven years. Although the 1999 Plan remains in full force and effect, there will be no more grants under this plan. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 15 years from the date of the grant. Shares issued, as a result of stock option exercises, will be funded with the issuance of new shares. The 2007 Equity and Incentive Award Plan (the “2007 Plan”) and the 2011 Equity and Incentive Award Plan (the "2011 Plan"), discussed below, succeed the 1999 Plan.
2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options to purchase 5.4 million shares were available for grant at December 31, 2011 under this plan. Shares issued, as a result of the 2007 Plan, may be treasury shares, authorized but unissued shares or shares purchased in the open market.
2011 Equity and Incentive Award Plan In May 2011, the stockholders of Safeway approved the 2011 Plan. Under the 2011 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof to participants other than Safeway's Chief Executive Officer. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. At December 31, 2011, 19.2 million shares of common stock were available for issuance under this plan. Shares issued, as a result of the 2011 Plan, may be treasury shares, authorized but unissued shares or shares purchased in the open market.
Restricted Stock    The Company awarded 1,470,625 shares, 1,129,780 shares and 450,150 shares of restricted stock in 2011, 2010 and 2009, respectively, to certain officers and key employees. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense of $10.5 million in 2011, $6.1 million in 2010 and $2.5 million in 2009.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about unvested Safeway restricted stock as of December 31, 2011:

	Awards	Weighted- average grant date fair value
Unvested, beginning of year	1,484,248	$23.17
Granted	1,470,625	22.34
Vested	(306,997)	23.72
Canceled	(122,671)	21.69
Unvested, end of year	2,525,205	$22.70
At the date of vest, the fair value of restricted stock awards vested during the year was $6.6 million in 2011, $2.5 million in 2010 and $0.2 million in 2009. At December 31, 2011, there was $38.6 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.
Activity in the Company’s stock option plans for the year ended December 31, 2011 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, beginning of year	33,397,873	$26.63	$33.5
2011 Activity:
Granted	2,537,623	21.39
Canceled	(3,464,819)	31.23
Exercised	(3,535,224)	20.76
Outstanding, end of year	28,935,453	$26.37	$16.5
Exercisable, end of year (1)	17,325,237	$27.97	$6.0
Vested and expected to vest, end of year (2)	24,891,655	$26.93	$12.7
(1) The remaining weighted-average contractual life of these options is 2.0 years.
(2) The remaining weighted-average contractual life of these options is 3.2 years.

Weighted-average fair value of options granted during the year:
2009	$6.90
2010	6.88
2011	5.87
The total intrinsic value of options exercised was $9.7 million in 2011, $26.3 million in 2010 and $3.4 million in 2009. As of year-end 2011, there was $51.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional Stock Plan Information    Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2011			2010			2009
Expected life (in years)		6.5			6.5			6.5
Expected stock volatility	29.8%	–	34.1%	30.3%	–	31.2%	31.5%	–	40.2%
Risk-free interest rate	1.5%	–	2.7%	1.8%	–	3.1%	2.4%	–	3.2%
Expected dividend yield during the expected term	2.2%	–	2.7%	1.8%	–	2.2%	1.3%	–	1.9%
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
Total share-based compensation expenses recognized as a component of operating and administrative expense is as follows (in millions):

	2011	2010	2009
Share-based compensation expense	$50.0	$55.5	$61.7
Income tax benefit	(18.8)	(20.8)	(22.6)
Share-based compensation expense recognized in earnings, net of tax	$31.2	$34.7	$39.1

Note J:    Taxes on Income
The components of income (loss) before income tax expense are as follows (in millions):

	2011	2010	2009
Domestic	$500.3	$549.6	$(1,315.6)
Foreign	381.8	331.6	362.3
	$882.1	$881.2	$(953.3)

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of income tax expense are as follows (in millions):

	2011	2010	2009
Current:
Federal	$223.2	$180.2	$137.1
State	48.0	43.9	34.3
Foreign	156.4	97.8	114.9
	427.6	321.9	286.3
Deferred:
Federal	(45.1)	(20.7)	(111.4)
State	(16.0)	(5.2)	(25.6)
Foreign	(2.6)	(5.4)	(5.1)
	(63.7)	(31.3)	(142.1)
	$363.9	$290.6	$144.2
Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2011	2010	2009
Statutory rate	35%	35%	35%
Income tax expense (benefit) using federal statutory rate	$308.7	$308.4	$(333.7)
State taxes on income net of federal benefit	20.8	25.2	5.7
Non deductible goodwill impairment	—	—	549.5
Canadian tax rate differential	(6.1)	(23.1)	(16.0)
Utilization of foreign tax credits	(28.5)	—	—
Tax settlements	(0.2)	1.5	(70.0)
Taxes on foreign earnings not permanently reinvested	98.9	—	—
Other	(29.7)	(21.4)	8.7
	$363.9	$290.6	$144.2

Income tax expense increased by $98.9 million in 2011 as a result of repatriation taxes on a $1.1 billion dividend from the Company's Canadian subsidiary to the U.S. parent.
Safeway began to accrue repatriation taxes on the earnings of its Canadian subsidiary in the second quarter of 2011. As a result of this change in policy, income tax for 2011 was reduced by $28.5 million as Safeway will use foreign tax credits to reduce the U.S. tax on those earnings.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year end were as follows (in millions):

	2011	2010
Deferred tax assets:
Pension liability	$295.3	$244.1
Workers’ compensation and other claims	189.2	187.7
Employee benefits	205.5	175.0
Accrued claims and other liabilities	91.5	74.1
Reserves not currently deductible	36.7	43.7
Foreign tax credit carryforwards	35.3	—
State tax credit carryforwards	20.7	17.8
Operating loss carryforwards	2.0	2.3
Other assets	14.2	21.7
	890.4	766.4
Valuation Allowance	(29.1)	—
	$861.3	$766.4

	2011	2010
Deferred tax liabilities:
Property	$663.8	$649.5
Inventory	312.9	306.5
Investments in foreign operations	9.5	60.2
	986.2	1,016.2
Net deferred tax liability	124.9	249.8
At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.7 million which expire at various dates from 2022 to 2026. The Company also had state tax credit carryforwards of $31.9 million which have no expiration date.
At December 31, 2011, the Company had foreign tax credit carryforwards of $35.3 million which expire in 2021. A valuation allowance has been recorded against $29.1 million of these carryforwards. The valuation allowance is recorded when it becomes more likely than not that a portion of the deferred tax asset will not be realized.
At year-end 2010, Safeway considered the unremitted earnings of its foreign operations totaling $2.1 billion to be indefinitely reinvested. No deferred tax liability had been recognized at year-end 2010 for the remittance of such earnings to the U.S., because the Company intended to utilize those earnings in its foreign operations for an indefinite period of time or to repatriate such earnings only when tax efficient to do so. In the first quarter of 2011, Safeway finalized a tax strategy to reduce the overall incremental tax cost of repatriation to an acceptable level, and Safeway's Board of Directors declared a $1.1 billion dividend from the Company's Canadian subsidiary. Safeway accrued taxes on that dividend of $98.9 million.
Safeway anticipates that it will continue to repatriate future Canadian earnings to the United States, and accordingly, following the $1.1 billion dividend, began accruing taxes on current Canadian earnings effective as of the second quarter of 2011.
At year-end 2011, no deferred tax liability has been recognized for the $1.2 billion of unremitted foreign earnings accumulated prior to the second quarter of 2011, because the Company intends to utilize those earnings in the foreign operations for an indefinite period of time. If Safeway did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $125.0 million to $160.0

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

million at year-end 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2011	2010	2009
Balance at beginning of year	$159.9	$151.0	$129.2
Additions based on tax positions related to the current year	17.8	4.3	4.1
Additions for tax positions of prior years	0.5	10.6	105.3
Reductions for tax positions of prior years	(3.5)	(4.7)	(69.2)
Foreign currency translation	(0.1)	0.4	1.0
Expiration of statute of limitations	—	(0.8)	(0.9)
Settlements	(13.3)	(0.9)	(18.5)
Balance at end of year	$161.3	$159.9	$151.0
As of December 31, 2011, January 1, 2011 and January 2, 2010, the balance of unrecognized tax benefits included tax positions of $43.1 million (net of tax), $43.7 million (net of tax) and $37.4 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.
Income tax expense in 2011, 2010 and 2009 included benefits of $0.4 million (net of tax), $0.5 million (net of tax) and $10.0 million (net of tax), respectively, related to interest and penalties. As of December 31, 2011 and January 1, 2011, the Company’s accrual for net interest and penalties was a liability of $3.0 million and $2.0 million, respectively.
The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The IRS examination of the Company’s federal income tax returns for 2004 and 2005 is complete. With limited exceptions, including certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2006, and is no longer subject to state and local income tax examinations for fiscal years before 2002. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s foreign affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.
The Company does not anticipate that unrecognized tax benefits will significantly change in the next 12 months.
Note K:  Employee Benefit Plans and Collective Bargaining Agreements
Pension Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multiemployer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 31, 2011 and a statement of the funded status as of year-end 2011 and year-end 2010 (in millions):

	Pension		Other Post-Retirement Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
Beginning balance	$2,257.2	$2,095.5	$132.8	$121.7
Service cost	39.6	36.1	2.4	2.3
Interest cost	122.9	125.8	6.8	7.2
Plan amendments	1.0	—	(2.3)	—
Actuarial loss	149.0	108.6	(0.5)	6.8
Plan participant contributions	—	—	1.6	1.8
Benefit payments	(136.2)	(129.5)	(8.9)	(9.3)
Currency translation adjustment	(9.0)	20.7	(0.8)	2.3
Ending balance	$2,424.5	$2,257.2	$131.1	$132.8
Change in fair value of plan assets:
Beginning balance	$1,652.2	$1,572.1	$—	$—
Actual return on plan assets	(37.9)	183.6	—	—
Employer contributions	169.0	10.2	7.3	7.5
Plan participant contributions	—	—	1.6	1.8
Benefit payments	(136.2)	(129.5)	(8.9)	(9.3)
Currency translation adjustment	(5.7)	15.8	—	—
Ending balance	$1,641.4	$1,652.2	$—	$—
Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(1.3)	$(1.5)	$(8.4)	$(8.4)
Pension and postretirement benefit obligations (non-current liability)	(781.8)	(603.5)	(122.7)	(124.4)
Funded status	$(783.1)	$(605.0)	$(131.1)	$(132.8)
Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension		Other Post-Retirement Benefits
	2011	2010	2011	2010
Net actuarial loss	$843.5	$583.5	$24.5	$26.1
Prior service cost (credit)	32.3	47.1	(3.5)	(1.5)
	$875.8	$630.6	$21.0	$24.6
Safeway expects approximately $88.0 million of the net actuarial pension loss and $14.2 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2012.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2011 and 2010, is shown below (in millions):

	2011	2010
Projected benefit obligation	$2,424.5	$2,257.2
Accumulated benefit obligation	2,347.5	2,171.9
Fair value of plan assets	1,641.4	1,652.2
The following tables provide the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension			Other Post-Retirement Benefits
Components of net expense:	2011	2010	2009	2011	2010	2009
Estimated return on plan assets	$(139.5)	$(124.5)	$(110.8)	$—	$—	$—
Service cost	39.6	36.1	39.4	2.4	2.3	1.5
Interest cost	122.9	125.8	116.0	6.8	7.2	6.6
Settlement loss	1.1	—	—	—	—	—
Curtailment gain	—	—	(0.3)	—	—	—
Amortization of prior service cost (credit)	15.8	17.3	19.3	(0.2)	(0.1)	(0.1)
Amortization of net actuarial loss	64.3	58.6	66.6	1.1	2.5	1.9
Net expense	$104.2	$113.3	$130.2	$10.1	$11.9	$9.9

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$325.4	$49.7	$12.1	$(0.5)	$6.7	$4.8
Amortization of net actuarial loss	(65.4)	(58.6)	(66.6)	(1.1)	(2.5)	(1.9)
Prior service credit	1.0	—	(14.8)	(2.3)	—	—
Amortization of prior service (cost) credit	(15.8)	(17.3)	(19.3)	0.3	0.1	0.1
Total recognized in other comprehensive income	245.2	(26.2)	(88.6)	(3.6)	4.3	3.0
Total net expense and changes in plan assets and benefit obligations recognized in other comprehensive income	$349.4	$87.1	$41.6	$6.5	$16.2	$12.9
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	2011	2010	2009
Discount rate:
United States plans	4.9%	5.7%	6.2%
Canadian plans	4.3%	5.0%	5.8%
Combined weighted-average rate	4.8%	5.6%	6.1%
Rate of compensation increase:
United States plans	3.0%	3.0%	3.0%
Canadian plans	2.8%	2.5%	3.0%
The actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	2011	2010	2009
Discount rate:
United States plans	5.7%	6.2%	6.3%
Canadian plans	5.0%	5.8%	6.5%
Combined weighted-average rate	5.6%	6.1%	6.3%
Expected return on plan assets:
United States plans(1)	8.5%	8.5%	8.5%
Canadian plans(2)	6.8%	7.0%	7.0%
Rate of compensation increase:
United States plans	3.0%	3.0%	3.0%
Canadian plans	2.5%	3.0%	3.0%
(1) Reduced to 7.75% in 2012.
(2) Reduced to 6.75% in 2012.
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

		Plan assets
Asset category	Target	2011	2010
Equity	65%	65.5%	67.6%
Fixed income	35%	33.3%	31.1%
Cash and other	—	1.2%	1.3%
Total	100%	100.0%	100.0%

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The fair value of Safeway’s pension plan assets at December 31, 2011, excluding pending transactions of $28.2 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$14.1	$14.2	$(0.1)	$—
Short-term investment collective trust (2)	33.6	—	33.6	—
Common and preferred stock: (3)
Domestic common and preferred stock	477.0	476.5	0.5	—
International common stock	34.6	34.6	—	—
Common collective trust funds (2)	700.3	—	700.3	—
Corporate bonds (4)	82.7	—	80.0	2.7
Mortgage- and other-asset backed securities (5)	52.8	—	52.8	—
Mutual funds (6)	32.3	32.3	—	—
U.S. government securities (7)	220.3	—	220.2	0.1
Other securities (8)	21.9	—	21.9	—
Total	$1,669.6	$557.6	$1,109.2	$2.8
(1) The carrying value of these items approximates fair value.
(2) These investments are valued based on the Net Asset Value (“NAV”) of the underlying investments and are provided by the fund issuers.
(3) The fair value of common and preferred stock is generally based on the exchange quoted market prices. When quoted prices are not available for identical stock, an industry standard valuation model is used which maximizes observable inputs.
(4) The fair value of corporate bonds is generally based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the fair value is based upon an industry valuation model, which maximizes observable inputs.
(5) The fair value of mortgage- and other asset-backed securities is generally based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for comparable securities, the fair value is based upon an industry model which maximizes observable inputs.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6) These investments are publicly traded investments which are valued using the NAV. The NAV of the mutual funds is a quoted price in an active market. The NAV is determined once a day after the closing of the exchange based upon the underlying assets in the fund, less the fund’s liabilities, expressed on a per-share basis.
(7) The fair value of U.S. government securities is based on quoted market prices when available. When quoted prices are not available, the fair value of U.S. government securities is based on yields currently available on comparable securities or on an industry valuation model which maximizes observable inputs.
(8) Other securities, which consist primarily of U.S. municipal bonds, foreign government bonds and foreign agency securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.
Also included in Other Securities are exchange-traded derivatives that are valued based on quoted prices in an active market for identical derivatives assets and liabilities. Non-exchange-traded derivatives are valued using industry valuation models, which maximize observable inputs, such as interest-rate yield curve data, foreign exchange rates, and applicable spot and forward rates.
See Note F for a discussion of levels.
A reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 31, 2011 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	U.S. government securities
Balance, beginning of year	$3.8	$3.1	$0.7
Purchases, sales, settlements, net	(0.5)	0.1	(0.6)
Unrealized gains	(0.5)	(0.5)	—
Balance, end of year	$2.8	$2.7	$0.1

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at January 1, 2011, excluding pending transactions of $24.4 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$11.1	$10.4	$0.7	$—
Short-term investment collective trust (2)	35.0	—	35.0	—
Common and preferred stock: (3)
Domestic common and preferred stock	485.4	484.8	0.6	—
International common stock	42.1	42.1	—	—
Common collective trust funds (2)	705.3	—	705.3	—
Corporate bonds (4)	90.1	—	87.0	3.1
Mortgage- and other-asset backed securities (5)	47.8	—	47.8	—
Mutual funds (6)	32.8	32.8	—	—
U.S. government securities (7)	202.3	—	201.6	0.7
Other securities (8)	24.7	—	24.7	—
Total	$1,676.6	$570.1	$1,102.7	$3.8
Valuation techniques are described earlier in this note. See Note F for a discussion of levels.
A reconciliation of the beginning and ending balances for Level 3 assets for the year ended January 1, 2011 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other- asset backed securities	U.S. government securities	Other securities
Balance, beginning of year	$5.8	$2.9	$2.5	$0.2	$0.2
Purchases, sales, settlements, net	(1.5)	—	(1.8)	0.5	(0.2)
Transfers in and/or out of Level 3	(0.6)	—	(0.6)	—	—
Realized (losses) gains	(0.6)	—	(0.6)	—	—
Unrealized gains	0.7	0.2	0.5	—	—
Balance, end of year	$3.8	$3.1	$—	$0.7	$—
Contributions    Safeway expects to contribute approximately $160.0 million to its defined benefit pension plan and post-retirement benefit plans in 2012.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2012	$124.0	$8.9
2013	128.9	9.1
2014	132.2	9.4
2015	137.8	9.7
2016	141.7	10.0
2017 – 2021	753.5	53.8
Multiemployer Pension Plans    Safeway contributes to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective bargaining agreements that cover its union-represented employees. Benefits generally are based on a fixed amount for each year of service, and, in many cases, are not negotiated with contributing employers or in some cases even known by contributing employers. None of the Company's collective bargaining agreements require that a minimum contribution be made to these plans. The Company made and charged to expense the following contributions to these plans (in millions):

	2011	2010	2009
United States plans	$262.7	$245.4	$236.8
Canadian plans	49.5	46.9	41.3
Total	$312.2	$292.3	$278.1
Additionally, the Company has incurred a partial withdrawal from the United Food and Commercial Workers Unions and Employers Midwest Pension Plan to which it contributes on behalf of Dominick's. During 2011, the Company expensed the withdrawal liability assessment of $6.6 million and began paying monthly installments of $0.3 million in September 2011.
The risks of participating in U.S. multiemployer pension plans are different from single-employer pension plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If Safeway stops participating in some of its multiemployer pension plans, Safeway may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Canadian multiemployer pension plans in which Safeway participates are different from U.S. multiemployer pension plans in that should Safeway stop participating in the Canadian multiemployer pension plans, Safeway would not be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Safeway's participation in these plans for the annual period ended December 31, 2011, is outlined in the following tables. All information in the tables is as of December 31 of the relevant year, or 2011, unless otherwise stated. The “EIN-PN” column provides the Employer Identification Number ("EIN") and the Plan Number ("PN"), if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2011 and 2010 is for the plan's year ending at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that Safeway received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.” The “FIP/RP status pending/implemented” column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort. There have been no significant changes that affect the comparability of 2011, 2010 or 2009 contributions.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's U.S. multiemployer pension plans.

	EIN - PN	Pension Protection Act zone status		Safeway 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2011	2010	2010	2009
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	951939092 - 001	Red 3/31/2012	Red 3/31/2011	Yes 3/31/2010	Yes 3/31/2009	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
United Food and Commercial Workers Unions and Employers Midwest Pension Plan	366508328 - 001	Red 11/30/2011	Red 11/30/2010	Yes 11/30/2010	Yes 11/30/2009	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Green	Green	Yes	Yes	No
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Red	Yes	Yes	No
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	916069306 - 001	Red 9/30/2011	Green 9/30/2010	Yes 9/30/2010	Yes 9/30/2009	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Yellow	Yes	Yes	No
Denver Area Meat Cutters and Employers Pension Plan	846097461 - 001	Green	Red	Yes	Yes	No
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
Chicago Area I.B.of T. Pension Plan	362407063 - 001	Green 1/31/2012	Green 1/31/2011	Yes 1/31/2011	Yes 1/31/2010	No
United Food & Commercial Workers International Union-Industry Pension Fund	516055922 - 001	Green 6/30/2012	Green 6/30/2011	No 6/30/2010	No 6/30/2009	No
Washington Meat Industry Pension Trust	916134141 - 001	Red 6/30/2012	Red 6/30/2011	Yes 6/30/2010	Yes 6/30/2009	Implemented
Alaska United Food and Commercial Workers Pension Trust	916123694 - 001	Red	Red	Yes	Yes	Implemented
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	366052390 - 001	Green 1/31/2012	Green 1/31/2011	No 1/31/2011	No 1/31/2010	No
Alaska Teamster-Employer Pension Plan	926003463 - 024	Red 6/30/2012	Red 6/30/2011	No 6/30/2010	No 6/30/2009	Implemented

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2011	2010	2009				Count	Expiration	% headcount (2)
UFCW-Northern California Employers Joint Pension Trust Fund	$69.3	$69.4	$69.9	No	4/30/2005 to 8/3/2013	20	14	10/8/2011	95%
Western Conference of Teamsters Pension Plan	$44.2	$42.6	$41.1	No	1/8/2011 to 2/25/2017	46	1	10/1/2016	26%
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	$36.8	$37.6	$38.6	No	3/6/2011 to 3/2/2014	14	12	3/2/2014	99%
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	$23.2	$21.9	$20.7	Yes	3/31/2012 to 4/21/2012	8	5	3/31/2012	96%
United Food and Commercial Workers Unions and Employers Midwest Pension Plan	$17.5	$5.1	$4.7	Yes	10/27/2012 to 3/30/2013	6	2	10/27/2012	97%
Bakery and Confectionery Union and Industry International Pension Fund	$12.1	$11.9	$11.7	No	6/19/2010 to 3/2/2014	39	5	4/8/2012	39%
Rocky Mountain UFCW Unions & Employers Pension Plan	$11.8	$11.7	$8.1	No	9/14/2013 to 8/30/2014	45	8	9/14/2013	58%
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	$10.1	$9.3	$9.2	Yes	9/18/2010 to 6/7/2014	39	3	5/4/2013	57%
Desert States Employers & UFCW Unions Pension Plan	$9.9	$9.3	$8.5	No	10/27/2012 to 11/1/2014	12	10	10/27/2012	98%
Denver Area Meat Cutters and Employers Pension Plan	$5.4	$5.6	$3.1	No	9/14/2013 to 7/26/2014	43	8	9/14/2013	51%
Oregon Retail Employees Pension Trust	$4.1	$3.8	$3.7	Yes	2/19/2011 to 1/18/2014	34	3	7/28/2012	38%
Chicago Area I.B.of T. Pension Plan	$3.9	$4.2	$4.3	No	4/2/2011	2	2	4/2/2011	100%
United Food & Commercial Workers International Union-Industry Pension Fund	$3.1	$3.0	$3.0	No	9/1/2012 to 11/1/2014	6	1	9/1/2012	82%

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2011	2010	2009				Count	Expiration	% headcount (2)
Washington Meat Industry Pension Trust	$2.7	$2.5	$2.2	Yes	1/31/2012 to 5/31/2014	12	4	5/4/2013	80%
Alaska United Food and Commercial Workers Pension Trust	$1.9	$1.8	$1.8	Yes	5/31/2012 to 2/8/2014	10	1	5/31/2012	52%
Retail Food Employers and UFCW Local 711 Pension Trust Fund	$1.5	$1.5	$1.6	No	2/26/2012 to 5/19/2013	3	2	2/26/2012	97%
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	$1.4	$1.3	$1.2	No	6/2/2012 to 6/14/2014	6	1	4/14/2013	42%
Alaska Teamster-Employer Pension Plan	$1.0	$0.9	$0.9	No	3/8/2014 to 10/4/2014	3	2	3/8/2014	86%
Other funds	$2.8	$2.0	$2.5
Total Safeway contributions to U.S. multiemployer pension plans	$262.7	$245.4	$236.8

(1)	PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions made to each plan.

(2)	Employees on which Safeway contributes under these most significant collective bargaining agreements as a percent of all employees on which Safeway contributes to the respective fund.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2011. Additionally, for the plan year ending January 31, 2009, Safeway contributed more than 5% of the total contributions to the Chicago Area I.B. of T. Pension Plan.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's Canadian multiemployer pension plans. Since plan level information is not publicly available for these plans, additional disclosures have been provided.

				Actuarial present value of accumulated benefits (in millions)
	EIN - PN	Total plan assets (in millions)						Total plan contributions (in millions)		Safeway 5% of total plan contributions
						Fund status (%)
Pension fund		2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Canadian Commercial Workers Industry Pension Plan(1)	0580431	$1,721.3	$1,445.6	$2,392.5	$2,380.9	65-80%	65-80%	$135.3	$122.2	Yes	Yes
UFCW Pension Plan (B.C.)(1)	0574467	$1,434.0	$1,182.7	$1,448.3	$1,157.7	80%+	80%+	$47.8	$40.4	Yes	Yes

	Contributions of Safeway (in millions)			Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)

Pension fund	2011	2010	2009			Count	Expiration	% headcount(2)
Canadian Commercial Workers Industry Pension Plan(1)	$22.9	$23.0	$20.1	4/3/2011 to 3/22/2014	25	8	3/22/2014	67%
UFCW Pension Plan (B.C.)(1)	19.7	17.7	14.7	3/31/2013	3	3	3/31/2013	100%
Other Canadian Funds	6.9	6.2	6.5
Total Safeway contributions to Canadian multiemployer pension plans	$49.5	$46.9	$41.3

(1)
Plan information is not publicly available. This plan provides monthly retirement payments on the basis of the credits earned by the participating employees. However, in the event that the plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Safeway is not responsible for the underfunded status of the plan which operates in a jurisdiction that does not require withdrawing employers to pay a withdrawal liability or other penalty. The collective bargaining agreements require contributions on the basis of hours worked.

(2) Employees on which Safeway contributes under these most significant collective bargaining agreements as a percent of all employees on which Safeway contributes to the respective fund.

Multiemployer postretirement benefit plans other than pensions Safeway contributes to a number of multiemployer postretirement benefit plans other than pensions under the terms of its collective bargaining agreements that cover union-represented employees in the U.S. These plans may provide medical, pharmacy, dental, vision, mental health and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. These benefits are not vested. The vast majority of Safeway contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. However, Safeway is unable to separate contribution amounts to postretirement benefit plans other than pensions from contribution amounts paid to active benefit plans. Safeway contributed $748.0 million in 2011, $704.4 million in 2010 and $715.8 million in 2009 to multiemployer active and postretirement benefit plans other than pensions. There have been no significant changes that affect the comparability of 2011, 2010 or 2009 contributions.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note L:  Investment in Unconsolidated Affiliates
At year-end 2011, 2010 and 2009, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 185 food and general merchandise stores in Western Mexico at year-end 2011.
Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $13.0 million in 2011, income of $15.3 million in 2010 and income of $8.5 million in 2009.

Note M:  Commitments and Contingencies
Legal Matters   On February 2, 2004, the Attorney General for the State of California filed an action in the United States District Court for the Central District of California, entitled State of California, ex rel. Bill Lockyer (subsequently ex. rel. Jerry Brown) v. Safeway Inc. dba Vons, et al., against the Company; the Company's subsidiary, The Vons Companies, Inc.; Albertsons, Inc. and Ralphs Grocery Company, a division of the Kroger Company. The complaint alleges that certain provisions of a Mutual Strike Assistance Agreement entered into by the defendants in connection with the Southern California grocery strike that began on October 11, 2003 constituted a violation of section 1 of the Sherman Antitrust Act. The complaint seeks declaratory and injunctive relief. On July 12, 2011, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, by an 8-3 vote, affirmed the judgment of the district court in favor of the defendants on the State's antitrust claim.  The en banc majority rejected defendants' argument that the agreement at issue was immune from scrutiny under the federal non-statutory labor exemption from the antitrust laws, but agreed with defendants that the agreement was not amenable to “summary condemnation” under the antitrust laws under either a “per se” or “quick look” approach, but instead had to be tested under a “rule of reason” analysis.  Because the State previously agreed not to pursue antitrust liability under a “rule of reason” analysis, the en banc ruling affirmed the district court's judgment in favor of defendants on the State's antitrust claim. The State's time to file a petition for certiorari to the United States Supreme Court expired without the State's filing such a petition, and the matter is over.
The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages.
It is management's opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company's financial statements taken as a whole.
Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings, marketing development funds, the purchase of energy and other purchase obligations. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $571.8 million at year-end 2011.

Note N:  Segments
Safeway’s retail business, which represents approximately 98% of consolidated sales and other revenue, operates in the U.S. and Canada. Safeway is organized into 12 geographic retail operating segments (Chicago, Denver, Eastern, Northern California, Phoenix, Portland, Seattle, Texas, Vons, Alberta, Vancouver and Winnipeg). Across all 12 retail operating segments, the Company operates primarily one store format, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2011
Sales and other revenue	$36,923.2	$6,707.0	$43,630.2
Operating profit	745.5	389.1	1,134.6
Income before income taxes	500.3	381.8	882.1
Long-lived assets, net	8,456.2	1,181.4	9,637.6
Total assets	12,982.1	2,091.5	15,073.6
2010
Sales and other revenue	$34,782.4	$6,267.6	$41,050.0
Operating profit	828.8	330.6	1,159.4
Income before income taxes	549.6	331.6	881.2
Long-lived assets, net	8,607.2	1,303.0	9,910.2
Total assets	12,448.7	2,699.4	15,148.1
2009
Sales and other revenue	$34,980.3	$5,870.4	$40,850.7
Operating (loss) profit (1)	(992.8)	364.1	(628.7)
(Loss) income before income taxes (1)	(1,315.6)	362.3	(953.3)
Long-lived assets, net	8,945.6	1,337.1	10,282.7
Total assets	12,611.3	2,352.3	14,963.6

(1)	2009 includes a pre-tax goodwill impairment charge of $1,974.2 million in the U.S. See Note B.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents sales revenue by type of similar product (dollars in millions):

	2011		2010		2009
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$17,512.9	40.1%	$17,364.4	42.3%	$17,854.4	43.7%
Perishables (2)	15,899.6	36.5%	15,430.8	37.6%	15,328.6	37.5%
Pharmacy	3,874.8	8.9%	3,881.0	9.4%	3,835.3	9.4%
Fuel	4,596.6	10.5%	3,187.9	7.8%	2,688.7	6.6%
Other (3)	1,746.3	4.0%	1,185.9	2.9%	1,143.7	2.8%
Total sales and other revenue	$43,630.2	100.0%	$41,050.0	100.0%	$40,850.7	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

(3)
Consists primarily of wholesale sales, commissions on gift cards and other revenue. Prior to 2011, Safeway recorded Blackhawk Network distribution commissions on the sale of certain gift cards, net of commissions shared with other retailers. In the first quarter of 2011, Safeway determined that these commissions should be reported on a gross basis. This change increased both revenue and cost of goods sold in fiscal 2011 by $413.5 million but had no impact on identical-store sales, gross profit dollars or net income. Previously reported results are not adjusted because the impact is immaterial.

Note O:  Income (Loss) Per Share
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share.

(In millions, except per-share amounts)	2011		2010		2009
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) attributable to Safeway Inc.	$516.7	$516.7	$589.8	$589.8	$(1,097.5)	$(1,097.5)
Distributed and undistributed earnings allocated to participating securities	(3.8)	(3.8)	—	—	—	—
Net income (loss) available to common stockholders	$512.9	$512.9	$589.8	$589.8	$(1,097.5)	$(1,097.5)

Weighted-average common shares outstanding	343.4	343.4	378.3	378.3	412.9	412.9
Common share equivalents	0.4		1.3
Weighted-average shares outstanding	343.8		379.6
Income (loss) per share	$1.49	$1.49	$1.55	$1.56	$(2.66)	$(2.66)

Anti-dilutive shares totaling 25.1 million in 2011, 26.4 million in 2010 and 42.5 million in 2009 have been excluded from diluted weighted-average shares outstanding.
Note P:  Guarantees
Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of December 31, 2011, Safeway did not have any material guarantees.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note Q:  Subsequent Event

In January 2012, Safeway announced the sale of 16 of its Genuardi’s stores, located in the Eastern United States. The transaction is subject to customary closing conditions, including regulatory approval. The after-tax gain on the sale will be recorded as a discontinued operation in the statement of operations when the transaction closes. Assets of these stores totaled $63.3 million and were reclassed to assets held for sale and included in Prepaid Expenses and Other Current Assets as of year-end 2011. Liabilities of these stores totaling $25.0 million were reclassed to liabilities held for sale and included in Other Accrued Liabilities. The operating results of these stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company’s consolidated financial statements for all periods presented. Additionally, Safeway plans to close four Genuardi's stores and sell the remaining seven Genuardi's stores, which will continue to operate while Safeway works with potential buyers.

Note R:  Quarterly Information (Unaudited)
The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2011
Sales and other revenue	$43,630.2	$13,597.6	$10,064.3	$10,196.4	$9,772.0
Gross profit	11,793.7	3,632.4	2,717.2	2,753.0	2,691.1
Operating profit	1,134.6	390.1	248.3	277.0	219.2
Income before income taxes	882.1	309.7	196.3	218.9	157.2
Net income attributable to Safeway Inc. (1)	516.7	215.6	130.2	145.8	25.1
Income per common share attributable to Safeway Inc.
Basic (1,2)	$1.49	$0.67	$0.38	$0.42	$0.07
Diluted (1,2)	1.49	0.67	0.38	0.41	0.07

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2010
Sales and other revenue	$41,050.0	$12,803.7	$9,399.6	$9,519.5	$9,327.1
Gross profit	11,607.5	3,595.5	2,644.6	2,717.7	2,649.6
Operating profit	1,159.4	417.1	242.4	285.2	214.5
Income before income taxes	881.2	336.8	177.8	218.4	148.1
Net income attributable to Safeway Inc.	589.8	229.6	122.8	141.3	96.0
Income per common share attributable to Safeway Inc.
Basic	$1.56	$0.62	$0.33	$0.37	$0.25
Diluted	1.55	0.62	0.33	0.37	0.25

(1)	In the first quarter of 2011, Safeway incurred an estimated tax charge of $80.2 million as a result of the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary.

(2)	In the last 16 weeks of 2011, earnings per share benefited $0.06 from a reduction in weighted averaged diluted shares outstanding, which was due to repurchases of common stock.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended December 31, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.
Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.
Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.
Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.
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
The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2011 fiscal year.

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

Exhibit 3.1
Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 10, 2011).

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

Exhibit 4(i).5
Forms of Officers’ Certificates establishing the terms of the registrant’s 3.40% Notes due 2016 and 4.75% Notes due 2021, including the forms of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to the registrant’s Current Report on Form 8-K dated December 5, 2011).

Exhibit 4(i).6
Form of Officers’ Certificate establishing the terms of the registrant’s 5.80% Notes due 2012, including the form of Notes (incorporated by reference to Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6 to the registrant’s Current Report on Form 8-K dated August 13, 2002).

Exhibit 4(i).7
Form of Officers’ Certificate establishing the terms of the registrant’s 5.625% Notes due 2014, including the form of Notes (incorporated by reference to Exhibits 4.2, and 4.4 to the registrant’s Current Report on Form 8-K dated August 12, 2004).

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

_______________

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

Exhibit 10(iii).17
Credit Agreement as of June 1, 2011, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities, Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as domestic administrative agent, Deutsche Bank AG Canada Branch as Canadian administrative agent, Deutsche Bank Securities Inc., BNP Paribas Securities Corp., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as syndication agents, BNP Paribas, U.S. Bank National Association and Wells Fargo Bank, National Association, as documentation agents, and the lenders that are party to the Credit Agreement (incorporated by reference to Exhibit 10(iii).40 to the registrant's Current Report on Form 8-K dated June 1, 2011).

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

Exhibit 10(iii).21
Term Credit Agreement as of December 19, 2011, by and among Safeway Inc., as borrower, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Goldman Sachs Bank USA, as documentation agent, and the lenders that are party to the Term Credit Agreement (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated December 19, 2011).

_______________

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

Exhibit 10(iii).24*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated December 12, 2011).

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

Exhibit 10(iii).32*
Deferred Compensation Plan for Safeway Non-Employee Directors II, adopted October 20, 2010, amended and restated effective January 1, 2011 (incorporated by reference to the registrant's Form 10-K for the year ended January 1, 2011).

Exhibit 10(iii).33*
Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).34 to the registrant’s Current Report on Form 8-K dated February 18, 2009).

_______________

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

Exhibit 10(iii).35*	Amendment to the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).35 to the registrant’s Form 10-K for the year ended January 2, 2010).

Exhibit 10(iii).36*	Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).36 to the registrant's Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).37*
Form of Stock Option Grant Notice and Stock Option Agreement - Non Canadian Participants under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).37 to the registrant's Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).38*
Form of Stock Option Grant Notice and Stock Option Agreement - Canadian Participants under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).38 to the registrant's Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).39*
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).39 to the registrant's Current Report on Form 8-K dated May 19, 2011).

Exhibit 10(iii).40*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).2 to the registrant's Current Report on Form 8-K dated December 12, 2011).

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

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

_______________

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAFEWAY INC.

By	/s/ Steven A. Burd	Date:	February 27, 2012
Steven A. Burd
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert L. Edwards	Date:	February 27, 2012
Robert L. Edwards
Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date:	February 27, 2012
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

/s/ Steven A. Burd	Date:	February 27, 2012
Steven A. Burd, Director and Chief Executive Officer (Principal Executive Officer)

/s/ Janet E. Grove	Date:	February 27, 2012
Janet E. Grove, Director

/s/ Mohan Gyani	Date:	February 27, 2012
Mohan Gyani, Director

/s/ Paul Hazen	Date:	February 27, 2012
Paul Hazen, Director

/s/ Frank C. Herringer	Date:	February 27, 2012
Frank C. Herringer, Director

/s/ Kenneth W. Oder	Date:	February 27, 2012
Kenneth W. Oder, Director

/s/ T. Gary Rogers	Date:	February 27, 2012
T. Gary Rogers, Director

SAFEWAY INC. AND SUBSIDIARIES

Signatures

/s/ Arun Sarin	Date:	February 27, 2012
Arun Sarin, Director

/s/ Michael S. Shannon	Date:	February 27, 2012
Michael S. Shannon, Director

/s/ William Y. Tauscher	Date:	February 27, 2012
William Y. Tauscher, Director

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2011

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.