Form 10-K/A
period 2011-12-31
SAFEWAY INC
filed 2012-04-19
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment #1)

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

SAFEWAY INC. AND SUBSIDIARIES
EXPLANATORY NOTE:
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Safeway Inc. (“Safeway” or the “Company”) for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) filed with the United States Securities and Exchange Commission on February 27, 2012. The purpose of the Amendment is solely to correct the fiscal year-end dates in Exhibit 32 of the 2011 Form 10-K. The Amendment makes no other changes to the 2011 Form 10-K.
Safeway hereby amends and replaces Exhibit 32 of the 2011 Form 10-K in its entirety. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1 and 31.2, each as of the filing date of the Amendment.
The Amendment does not reflect subsequent events occurring after the original filing date of the 2011 Form 10-K or modify or update in any way disclosures made in the 2011 Form 10-K, except as described above.

SAFEWAY INC. AND SUBSIDIARIES
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

3. The following exhibits are files as part of this report.

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

SAFEWAY INC.

By	/s/ Steven A. Burd	Date:	April 18, 2012
Steven A. Burd
Chairman and Chief Executive Officer (Principal Executive Officer)

SAFEWAY INC. AND SUBSIDIARIES
Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K/A (Amendment No. 1)
FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.