Form 10-Q
period 2012-03-24
SAFEWAY INC
filed 2012-05-01
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2012

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
As of April 25, 2012, there were issued and outstanding 240.4 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended
	March 24, 2012	March 26, 2011
Sales and other revenue	$10,003.0	$9,772.0
Cost of goods sold	(7,317.8)	(7,080.9)
Gross profit	2,685.2	2,691.1
Operating and administrative expense	(2,495.4)	(2,471.9)
Operating profit	189.8	219.2
Interest expense	(71.4)	(65.7)
Other income, net	5.3	3.7
Income before income taxes	123.7	157.2
Income taxes	(42.1)	(132.1)
Income from continuing operations, net of tax	81.6	25.1
Loss from discontinued operations, net of tax	(8.6)	—
Net income before allocation to noncontrolling interests	73.0	25.1
Noncontrolling interests	(0.1)	—
Net income attributable to Safeway Inc.	$72.9	$25.1

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.07
Discontinued operations	(0.03)	—
Total	$0.27	$0.07

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$0.07
Discontinued operations	(0.03)	—
Total	$0.27	$0.07

Weighted average shares outstanding:
Basic	271.4	366.0
Diluted	271.9	366.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended
	March 24, 2012	March 26, 2011
Net income before allocation to noncontrolling interests	$73.0	$25.1
Other comprehensive income:
Translation adjustments, net of tax	20.5	37.4
Recognition of pension and post-retirement benefits actuarial loss, net of tax	14.2	11.3
Other, net of tax	0.4	1.0
Total comprehensive income including noncontrolling interests	108.1	74.8
Comprehensive income attributable to noncontrolling interests	(0.1)	—
Comprehensive income attributable to Safeway Inc.	$108.0	$74.8

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 24, 2012	December 31, 2011
Assets
Current assets:
Cash and equivalents	$134.5	$729.4
Receivables	519.1	652.1
Merchandise inventories	2,850.4	2,469.6
Prepaid expenses and other current assets	356.7	335.7
Total current assets	3,860.7	4,186.8
Property	20,580.1	20,377.9
Less accumulated depreciation and amortization	(10,914.5)	(10,740.3)
Property, net	9,665.6	9,637.6
Goodwill	471.7	469.8
Investment in unconsolidated affiliate	200.0	196.8
Other assets	581.5	582.6
Total assets	$14,779.5	$15,073.6

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	March 24, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$806.0	$811.3
Current obligations under capital leases	28.9	29.2
Accounts payable	2,453.2	2,917.0
Accrued salaries and wages	421.1	500.9
Deferred income taxes	61.2	61.2
Other accrued liabilities	641.0	718.7
Total current liabilities	4,411.4	5,038.3
Long-term debt:
Notes and debentures	5,438.4	4,165.0
Obligations under capital leases	405.0	404.7
Total long-term debt	5,843.4	4,569.7
Deferred income taxes	161.2	141.9
Pension and post-retirement benefit obligations	889.5	904.5
Accrued claims and other liabilities	713.1	730.1
Total liabilities	12,018.6	11,384.5
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 605.1 and 604.5 shares issued	6.1	6.0
Additional paid-in capital	4,468.4	4,463.9
Treasury stock at cost: 354.2 and 307.9 shares	(8,879.1)	(7,874.4)
Accumulated other comprehensive loss	(26.4)	(61.5)
Retained earnings	7,185.7	7,149.1
Total Safeway Inc. equity	2,754.7	3,683.1
Noncontrolling interests	6.2	6.0
Total equity	2,760.9	3,689.1
Total liabilities and stockholders’ equity	$14,779.5	$15,073.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	12 Weeks Ended
	Mar. 24, 2012	Mar. 26, 2011
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$73.0	$25.1
Loss from discontinued operations, net of tax	8.6	—
Income from continuing operations	81.6	25.1
Reconciliation to net cash flow used by operating activities:
Depreciation and amortization	265.8	265.1
Property impairment charges	13.5	7.1
Share-based employee compensation	11.0	10.9
LIFO expense	0.5	4.0
Equity in earnings of unconsolidated affiliates	(3.2)	(1.8)
Net pension and post-retirement benefits expense	32.9	25.7
Contributions to pension and post-retirement plans	(29.9)	(6.6)
Gain on property retirements and lease exit costs, net	(8.0)	(1.4)
Increase in accrued claims and other liabilities	2.4	25.3
Deferred income taxes	—	(59.0)
Other	5.5	11.1
Changes in working capital items:
Receivables	19.7	24.4
Inventories at FIFO cost	(378.0)	(102.3)
Prepaid expenses and other current assets	(3.6)	(12.1)
Income taxes	(17.2)	152.0
Payables and accruals	55.8	(67.5)
Payables related to third-party gift cards, net of receivables	(590.6)	(360.0)
Net cash flow used by operating activities	(541.8)	(60.0)
INVESTING ACTIVITIES:
Cash paid for property additions	(308.4)	(185.1)
Proceeds from sale of property	48.8	6.0
Other	(13.4)	(9.3)
Net cash flow used by investing activities	(273.0)	(188.4)
FINANCING ACTIVITIES:
Payments on short-term borrowings, net	—	(0.6)
Additions to long-term borrowings	1,277.0	556.4
Payments on long-term borrowings	(21.2)	(532.1)
Purchase of treasury stock	(990.0)	(133.0)
Dividends paid	(43.8)	(44.2)
Net proceeds from exercise of stock options	3.7	22.3
Other	(5.1)	(1.6)
Net cash flow provided (used) by financing activities	220.6	(132.8)
Effect of changes in exchange rates on cash	(0.7)	13.9
Decrease in cash and equivalents	(594.9)	(367.3)
CASH AND EQUIVALENTS:
Beginning of period	729.4	778.8
End of period	$134.5	$411.5
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 24, 2012 and March 26, 2011 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K, as amended. The results of operations for the 12 weeks ended March 24, 2012 are not necessarily indicative of the results expected for the full year.
Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded $0.5 million of LIFO expense during the first 12 weeks of 2012 and $4.0 million of LIFO expense during the first 12 weeks of 2011.
NOTE B–NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
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
NOTE C–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $11.0 million and $10.9 million in the first quarter of 2012 and 2011, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants of stock options through the first quarter, by year, are as follows:

	2012			2011
Expected life (in years)	6.25	-	6.5	6.5
Expected stock volatility			30.6%	30.7%
Risk-free interest rate			1.3%	2.7%
Expected dividend yield during the expected term			2.8%	2.2%
In March 2012, certain executives were granted a mixture of performance share awards and stock options under Safeway’s Long-Term Incentive Plan (“LTIP”). This was the first time Safeway granted performance share awards. These performance share awards, covering a target of approximately 1.1 million shares, will vest over three years and are subject to the achievement of earnings per share goals determined on a compound annual growth basis relative to the S&P 500. If these goals are achieved above a certain level and Safeway meets certain Total Shareholder Return criteria, certain executives may receive additional shares of stock above the target number of performance shares, subject to a specified maximum. Likewise, executives may earn less than the target number of performance shares. The payouts related to all active awards, if earned, will be settled in the Company’s common stock at the end of each performance period.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 24, 2012		March 26, 2011
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$81.6	$81.6	$25.1	$25.1
Noncontrolling interests	(0.1)	(0.1)	—	—
Distributed and undistributed earnings allocated to participating securities	(0.7)	(0.7)	—	—
Income from continuing operations available to common stockholders	80.8	80.8	25.1	25.1
Loss from discontinued operations, net of tax	(8.6)	(8.6)	—	—
Net income available to common stockholders after earnings allocated to participating securities	$72.2	$72.2	$25.1	$25.1

Weighted average common shares outstanding	271.4	271.4	366.0	366.0
Dilutive stock options	0.5		0.8
Weighted average shares outstanding	271.9		366.8

Earnings (loss) per common share:
Continuing operations	$0.30	$0.30	$0.07	$0.07
Discontinued operation	(0.03)	(0.03)	—	—
Total	$0.27	$0.27	$0.07	$0.07
Anti-dilutive shares totaling 21.7 million and 25.6 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 24, 2012 and March 26, 2011, respectively.
NOTE E–GOODWILL
A summary of changes in Safeway’s goodwill during the first 12 weeks of 2012 by geographic area is as follows (in millions):

	2012
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$96.2		$4,461.1
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
	373.6	96.2		469.8
Activity during the quarter:
Other adjustments	—	1.9	(1)	1.9
	—	1.9		1.9
Balance – end of quarter:
Goodwill	4,364.9	98.1		4,463.0
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
Balance – end of quarter	$373.6	$98.1		$471.7

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F–FINANCING
Notes and debentures were composed of the following at March 24, 2012 and December 31, 2011 (in millions):

	March 24, 2012	December 31, 2011
Commercial paper	$977.1	$—
Bank credit agreement, unsecured	30.3	39.5
Term credit agreement, unsecured	300.0	—
Other bank borrowings, unsecured	1.5	1.6
Mortgage notes payable, secured	6.2	10.1
5.80% Senior Notes due 2012, unsecured	800.0	800.0
3.00% Second Series Notes due 2014, unsecured	302.8	296.9
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	23.6	23.8
Interest rate swap fair value adjustment	2.9	4.4
	$6,244.4	$4,976.3
Less current maturities	(806.0)	(811.3)
Long-term portion	$5,438.4	$4,165.0

NOTE G: FINANCIAL INSTRUMENTS
Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Fair Value Hedges In December 2009, the Company effectively converted $800.0 million of its 5.80% fixed-rate debt due 2012 to floating-rate debt through interest rate swap agreements. These interest rate swaps, under which the Company agrees to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The gain or loss on the interest rate swap agreements, as well as the gain or loss on the debt being hedged, are recognized in current earnings. These amounts were immaterial in both 2012 and 2011.

NOTE H: TAXES ON INCOME

In the first quarter of 2011, Safeway's board of directors approved the repatriation of $1.1 billion from the Company's wholly-owned Canadian subsidiary. As a result of this decision, Safeway accrued additional income tax expense of $80.2 million in the first quarter of 2011.

NOTE I: DISCONTINUED OPERATIONS

In January 2012, Safeway announced the planned sale or closure of 27 Genuardi's stores, including the sale of 16 Genuardi’s stores to Giant Food Stores, LLC ("Giant"). In the first quarter of 2012, Safeway closed three of the Genuardi's stores and

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

incurred impairment and store lease exit losses of $14 million ($8.6 million, net of tax), as discontinued operations. Safeway expects to complete the disposition of the remaining 24 Genuardi's stores in 2012 for an estimated gain of approximately $67 million and net cash proceeds of approximately $102 million. The gain on the sale will be recorded as discontinued operations in the statement of operations when these transactions close.
Assets of Genuardi's stores totaled $78.3 million and are classified as assets held for sale which is included in the line item Prepaid Expenses and Other Current Assets on the balance sheet. Liabilities of these stores totaling $37.2 million are classified as liabilities held for sale which is included in the line item Other Accrued Liabilities on the balance sheet. The operating results of these stores have not been recorded in discontinued operations because the historical financial operating results are not material to the Company’s consolidated financial statements for any period presented.
NOTE J–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	March 24, 2012		March 26, 2011
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(28.0)	$—	$(32.2)	$—
Service cost	9.7	0.6	9.1	0.6
Interest cost	26.6	1.3	28.3	1.6
Amortization of prior service cost	3.3	0.1	3.7	0.1
Amortization of unrecognized losses	19.2	0.1	14.2	0.3
Total	$30.8	$2.1	$23.1	$2.6

The Company made $29.9 million of contributions to its defined benefit pension plans and post-retirement benefit plans in the first 12 weeks of 2012. For the remainder of 2012, Safeway currently anticipates contributing an additional $121 million to these plans.
NOTE K–CONTINGENCIES
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" beginning on page 71 of the Form 10-K included in the 2011 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.
Guarantees
Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2011 Annual Report on Form 10-K provides information on guarantees.
NOTE L–STOCKHOLDERS’ EQUITY
Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 12 weeks of fiscal 2012 and 2011.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2012
Quarter 1	03/16/12	03/29/12	$0.145	$36.3

2011
Quarter 1	03/15/11	03/24/11	$0.120	$43.8

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 12 weeks of fiscal 2012 and 2011.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2012
Quarter 1	01/12/12	12/22/11	$0.145	$43.8

2011
Quarter 1	01/13/11	12/23/10	$0.120	$44.2

NOTE M–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at March 24, 2012 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments [1]	$43.7	$13.8	$29.9	$—
Non-current investments [2]	38.8	—	38.8	—
Interest rate swap [1]	2.9	—	2.9	—
Total	$85.4	$13.8	$71.6	$—
Liabilities:
Contingent consideration [3]	$26.4	$—	$—	$26.4
Total	$26.4	$—	$—	$26.4

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2011 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$546.0	$290.0	$256.0	$—
Short-term investments [1]	52.4	22.6	29.8	—
Non-current investments [2]	38.7	—	38.7	—
Interest rate swap [1]	4.4	—	4.4	—
Total	$641.5	$312.6	$328.9	$—
Liabilities:
Contingent consideration [3]	$26.3	$—	$—	$26.3
Total	$26.3	$—	$—	$26.3

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 12 weeks of 2012 follows (in millions):

Contingent consideration

Balance as of December 31, 2011	$26.3
Unrealized losses	0.1
Balance as of March 24, 2012	$26.4
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

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the first quarter of 2012, long-lived assets from continuing operations with a carrying value of $17.2 million, primarily store assets, were written down to their fair value of $3.7 million, resulting in an impairment charge of $13.5 million. During the first quarter of 2011, long-lived assets with a carrying value of $10.7 million, primarily store assets, were written down to their fair value of $3.6 million, resulting in an impairment charge of $7.1 million.

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
NET INCOME ATTRIBUTABLE TO SAFEWAY INC. Net income attributable to Safeway Inc. was $72.9 million ($0.27 per diluted share) for the first quarter of 2012 compared to $25.1 million ($0.07 per diluted share) in the first quarter of 2011. The first quarter of 2012 included an $8.6 million ($0.03 per diluted share) loss from discontinued operations , as discussed below. The first quarter of 2011 included an $80.2 million ($0.22 per diluted share) tax charge resulting from the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary.
DISCONTINUED OPERATIONS In January 2012, Safeway announced the planned sale or closure of 27 Genuardi's stores, including the sale of 16 Genuardi's stores to Giant Food Stores, LLC. In the first quarter of 2012, Safeway closed three of the Genuardi's stores and incurred impairment and lease exit losses of $14 million ($8.6 million, net of tax). Safeway expects to complete the disposition of the remaining 24 Genuardi's stores in 2012 for an estimated gain of approximately $67 million and net cash proceeds of approximately $102 million. The gain on the sale will be recorded as a discontinued operations in the statement of operations when these transactions close.
SALES AND OTHER REVENUE Total sales were $10.0 billion in the first quarter of 2012 compared to $9.8 billion in the first quarter of 2011 due primarily to $160 million of higher fuel sales, $56 million of higher revenue from Blackhawk and $48 million of additional sales from new stores, net of store closures, partly offset by a $24 million decrease in sales due to the change in the Canadian dollar exchange rate. Fuel sales increased primarily because the average retail price per gallon of fuel increased 6.7%, and the gallons sold increased 9.8%.
Identical-Store Sales

	12 Weeks Ended
	March 24, 2012	March 26, 2011
As reported *	1.6%	3.5%
Excluding fuel sales *	0.0%	0.4%

*	Excludes replacement stores.
Identical-store sales, excluding fuel, were flat. Average transaction size increased, and transaction counts during the quarter decreased.
The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 24, 2012		March 26, 2011
Non-perishables (1)	$3,997.3	40.0%	$3,987.6	40.8%
Perishables (2)	3,622.4	36.2	3,620.1	37.0
Fuel	1,096.5	11.0	936.5	9.6
Pharmacy	906.7	9.0	900.7	9.2
Other (3)	380.1	3.8	327.1	3.4
Total sales and other revenue	$10,003.0	100.0%	$9,772.0	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

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
Gross profit declined 70 basis points to 26.84% of sales in the first quarter of 2012 compared to 27.54% of sales in the first quarter of 2011. The impact from fuel sales reduced gross profit 62 basis points.
Vendor allowances totaled $705.2 million in the first quarter of 2012 and $711.2 million in the first quarter of 2011. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
Promotional allowances make up nearly 95% of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense decreased 35 basis points to 24.95% in the first quarter of 2012 from 25.30% in the first quarter of 2011. The impact from fuel sales reduced operating and administrative expense 37 basis points. The 2012 New Year's holiday (traditionally a slow sales day with higher holiday wages) fell in the first quarter of 2012 while the 2011 New Year's holiday fell in the fourth quarter of 2010. This holiday shift increased operating and administrative expense 17 basis points. The offsetting 15 basis-point decline was primarily due to an increased reserve for real estate litigation recorded in the first quarter of 2011.
INTEREST EXPENSE Interest expense increased to $71.4 million in the first quarter of 2012 from $65.7 million in the first quarter of 2011. This increase was due to higher average borrowings, partly offset by lower average interest rates.
INCOME TAXES Income tax expense was 34.0% of pre-tax income in the first quarter of 2012. In the first quarter of 2011, Safeway's board of directors approved a $1.1 billion dividend from the Company's Canadian subsidiary to the U.S. parent. As a result of the dividend, Safeway accrued additional income tax expense of $80.2 million in the first quarter of 2011.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2011 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans and income tax contingencies.

Liquidity and Financial Resources
Net cash used by operating activities was $541.8 million in the first quarter of 2012 compared to $60.0 million in the first quarter of 2011. This change was largely due to the higher use of cash for working capital in 2012, which was driven primarily by the replenishment of inventory and the settlement of Blackhawk holiday payables.
Net cash used by investing activities increased to $273.0 million in the first quarter of 2012 compared to $188.4 million in the first quarter of 2011 primarily due to higher capital expenditures in 2012, partly offset by increased proceeds from the sale of properties in 2012.
Net cash provided by financing activities was $220.6 million in the first quarter of 2012 compared to a use of cash of $132.8

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in 2011. This change was due primarily to higher net proceeds from borrowings in 2012, partly offset by a higher level of stock repurchases in 2012.
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
FREE CASH FLOW Free cash flow is calculated as net cash flow from operating activities (adjusted to exclude payables related to third-party gift cards, net of receivables) less net cash flow used by investing activities. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow.

	12 Weeks Ended
(in millions)	March 24, 2012	March 26, 2011
Net cash flow used by operating activities, as reported	$(541.8)	$(60.0)
Decrease in payables related to third-party gift cards, net of receivables	590.6	360.0
Net cash flow from operating activities, as adjusted	48.8	300.0
Net cash flow used by investing activities	(273.0)	(188.4)
Free cash flow	$(224.2)	$111.6

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
CREDIT AGREEMENT On June 1, 2011, the Company entered into a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has a termination date of June 1, 2015 and replaced the former credit agreement that was scheduled to expire on June 1, 2012. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and Canada Safeway Limited (“CSL”), a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of March 24, 2012, the Company was in compliance with these covenant requirements. As of March 24, 2012, there were $30.3 million of borrowings outstanding and $43.5 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,426.2 million as of March 24, 2012.
TERM CREDIT AGREEMENT In December 2011, Safeway entered into a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. Semi-annual principal payments equal to 5.50% of the aggregate principal amount of the term loans are required beginning on June 30, 2013, with any remaining principal balances due at the maturity of the term credit agreement. The term credit agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Credit Agreement." As of March 24, 2012, the Company was in compliance with these covenant requirements. As of March 24, 2012, there were $300.0 million of outstanding borrowings under the term credit agreement, and total unused borrowing capacity under the term credit agreement was $400.0 million. In the second quarter of 2012, the Company borrowed the remaining $400.0 million of unused borrowing capacity under the term credit agreement.
SHELF REGISTRATION   On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway board of directors has authorized issuance of up to $3.0 billion of securities under the Shelf. As of March 24, 2012, $2.2 billion of securities were available for issuance under the board’s authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $43.8 million and $44.2 million for the first quarters of 2012 and 2011, respectively. Note L to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.
STOCK REPURCHASE PROGRAM During the first quarter of 2012, Safeway repurchased approximately 46.0 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $1.0 billion. The average price per share, excluding commissions, was $21.70. During the first quarter of 2012, Safeway's board of directors increased the authorization for stock repurchases by $1.0 billion. The remaining board authorization for stock repurchases at quarter-end was approximately $1.1 billion. From the end of the first quarter of 2012 through April 25, 2012, Safeway has purchased 10.6 million shares of its common stock at an average cost of $20.78 per share and a total cost of $219.5 million (including commissions). The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Capital Expenditure Program
Safeway invested $308.4 million in capital expenditures in the first quarter of 2012, while opening four new stores and closing seven stores. For the year, Safeway plans to invest approximately $900 million in capital expenditures, open 10 new Lifestyle stores and complete 10 Lifestyle remodels.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to store dispositions; pension and post-retirement benefit plan contributions; sufficiency of liquidity for the foreseeable future; repurchases of stock; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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
There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley, S.A. de C. V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer along with the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended March 24, 2012 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES
PART II–OTHER INFORMATION

Item 1.	Legal Proceedings
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" beginning on page 71 of the Form 10-K included in the 2011 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the first quarter of 2012.

Fiscal period	Total number of shares purchased [1]	Average price paid per share [2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [3]
January 1, 2012 - January 28, 2012	14,645,000	$21.57	14,645,000	$751.1
January 29, 2012 - February 25, 2012	16,050,000	21.95	16,050,000	398.5
February 26, 2012 - March 24, 2012	15,573,001	21.55	15,352,900	1,067.3
TOTAL	46,268,001	$21.70	46,047,900	$1,067.3

(1)
Includes 220,101 shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)	Average price per share excludes commissions. Average price per share, excluding the restricted shares referred to in footnote 1 above, was $21.70.

(3)
The Company's stock repurchase program was initiated in 1999. In March 2012, the Company’s board of directors increased the authorized level of the Company’s stock repurchase program from $8.0 billion to $9.0 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the board of directors.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).1*
Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated March 12, 2012).

Exhibit 10(iii).2*
Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).2 to the registrant's Current Report on Form 8-K dated March 12, 2012).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 24, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

___________________
* Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	May 1, 2012	/s/ Steven A. Burd
Steven A. Burd
Chairman and Chief Executive Officer

Date:	May 1, 2012	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED MARCH 24, 2012

Exhibit 10(iii).1*
Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated March 12, 2012).

Exhibit 10(iii).2*
Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10(iii).2 to the registrant's Current Report on Form 8-K dated March 12, 2012).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 24, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

___________________
* Management contract, or compensatory plan or arrangement.