Form 10-Q
period 2012-06-16
SAFEWAY INC
filed 2012-07-24
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2012

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
As of July 18, 2012, there were issued and outstanding 239.5 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Sales and other revenue	$10,386.9	$10,196.4	$20,389.9	$19,968.4
Cost of goods sold	(7,657.9)	(7,443.4)	(14,975.7)	(14,524.3)
Gross profit	2,729.0	2,753.0	5,414.2	5,444.1
Operating and administrative expense	(2,481.8)	(2,476.0)	(4,977.2)	(4,947.9)
Operating profit	247.2	277.0	437.0	496.2
Interest expense	(73.5)	(61.5)	(145.0)	(127.2)
Other income, net	3.9	3.4	9.3	7.1
Income before income taxes	177.6	218.9	301.3	376.1
Income taxes	(55.9)	(72.9)	(98.0)	(204.9)
Income from continuing operations, net of tax	121.7	146.0	203.3	171.2
Gain (loss) from discontinued operations, net of tax	1.2	—	(7.5)	—
Net income before allocation to noncontrolling interests	122.9	146.0	195.8	171.2
Noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.2)
Net income attributable to Safeway Inc.	$122.7	$145.8	$195.6	$171.0

Basic earnings (loss) per common share:
Continuing operations	$0.50	$0.42	$0.79	$0.48
Discontinued operations	0.01	—	(0.03)	—
Total	$0.51	$0.42	$0.76	$0.48

Diluted earnings (loss) per common share:
Continuing operations	$0.50	$0.41	$0.79	$0.48
Discontinued operations	0.01	—	(0.03)	—
Total	$0.51	$0.41	$0.76	$0.48

Weighted average shares outstanding:
Basic	239.5	350.8	255.5	358.4
Diluted	239.8	352.3	255.9	359.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Net income before allocation to noncontrolling interests	$122.9	$146.0	$195.8	$171.2
Other comprehensive income:
Translation adjustments, net of tax	(35.0)	3.5	(14.4)	40.9
Recognition of pension and post-retirement benefits actuarial loss, net of tax	14.2	11.4	28.3	22.7
Other, net of tax	0.2	0.8	0.6	1.8
Total comprehensive income including noncontrolling interests	102.3	161.7	210.3	236.6
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.2)
Comprehensive income attributable to Safeway Inc.	$102.1	$161.5	$210.1	$236.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 16, 2012	December 31, 2011
Assets
Current assets:
Cash and equivalents	$252.5	$729.4
Receivables	613.8	652.1
Merchandise inventories	2,827.3	2,469.6
Prepaid expenses and other current assets	413.0	335.7
Total current assets	4,106.6	4,186.8

Property	20,545.4	20,377.9
Less accumulated depreciation and amortization	(11,018.0)	(10,740.3)
Property, net	9,527.4	9,637.6

Goodwill	468.6	469.8
Investment in unconsolidated affiliate	202.2	196.8
Other assets	565.8	582.6
Total assets	$14,870.6	$15,073.6

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	June 16, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$806.2	$811.3
Current obligations under capital leases	30.4	29.2
Accounts payable	2,471.6	2,917.0
Accrued salaries and wages	430.1	500.9
Deferred income taxes	61.1	61.2
Other accrued liabilities	662.3	718.7
Total current liabilities	4,461.7	5,038.3
Long-term debt:
Notes and debentures	5,658.0	4,165.0
Obligations under capital leases	407.1	404.7
Total long-term debt	6,065.1	4,569.7
Deferred income taxes	170.6	141.9
Pension and post-retirement benefit obligations	856.1	904.5
Accrued claims and other liabilities	724.7	730.1
Total liabilities	12,278.2	11,384.5
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 605.2 and 604.5 shares issued	6.1	6.0
Additional paid-in capital	4,479.9	4,463.9
Treasury stock at cost: 365.7 and 307.9 shares	(9,119.5)	(7,874.4)
Accumulated other comprehensive loss	(47.0)	(61.5)
Retained earnings	7,266.5	7,149.1
Total Safeway Inc. equity	2,586.0	3,683.1
Noncontrolling interests	6.4	6.0
Total equity	2,592.4	3,689.1
Total liabilities and stockholders’ equity	$14,870.6	$15,073.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended
	June 16, 2012	June 18, 2011
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$195.8	$171.2
Loss from discontinued operations, net of tax	7.5	—
Income from continuing operations	203.3	171.2
Reconciliation to net cash flow (used) provided by operating activities:
Depreciation and amortization	528.7	529.0
Property impairment charges	28.5	22.0
Share-based employee compensation	24.3	22.1
LIFO expense	0.6	13.0
Equity in earnings of unconsolidated affiliates	(5.4)	(4.4)
Net pension and post-retirement benefits expense	66.8	51.4
Contributions to pension and post-retirement benefit plans	(67.6)	(160.5)
(Gain) loss on property retirements and lease exit costs, net	(18.4)	0.1
(Decrease) increase in accrued claims and other liabilities	(2.0)	33.7
Deferred income taxes	—	(54.6)
Other	11.9	14.8
Changes in working capital items:
Receivables	6.0	9.5
Inventories at FIFO cost	(364.0)	(155.2)
Prepaid expenses and other current assets	(5.1)	(77.5)
Income taxes	(89.4)	44.9
Payables and accruals	122.6	61.9
Payables related to third-party gift cards, net of receivables	(531.6)	(333.8)
Net cash flow (used) provided by operating activities	(90.8)	187.6
INVESTING ACTIVITIES:
Cash paid for property additions	(527.6)	(394.1)
Proceeds from sale of property	72.6	6.3
Net cash proceeds from discontinued operations	6.9	—
Other	(16.8)	(17.5)
Net cash flow used by investing activities	(464.9)	(405.3)
FINANCING ACTIVITIES:
Payments on short-term borrowings, net	0.8	(0.3)
Additions to long-term borrowings	1,928.9	955.7
Payments on long-term borrowings	(492.2)	(827.0)
Purchase of treasury stock	(1,274.5)	(534.5)
Dividends paid	(80.1)	(88.0)
Net proceeds from exercise of stock options	3.8	72.3
Other	(6.7)	(7.7)
Net cash flow provided (used) by financing activities	80.0	(429.5)
Effect of changes in exchange rates on cash	(1.2)	19.3
Decrease in cash and equivalents	(476.9)	(627.9)
CASH AND EQUIVALENTS:
Beginning of period	729.4	778.8
End of period	$252.5	$150.9
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 16, 2012 and June 18, 2011 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2011 Annual Report on Form 10-K, as amended. The results of operations for the 12 and 24 weeks ended June 16, 2012 are not necessarily indicative of the results expected for the full year or other future periods.
Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded $0.6 million of LIFO expense during the first 24 weeks of 2012 and $13.0 million of LIFO expense during the first 24 weeks of 2011.
NOTE B–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $13.3 million and $11.2 million in the second quarter of 2012 and 2011, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $24.3 million and $22.1 million for the first 24 weeks of 2012 and 2011, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants of stock options through the second quarter, by year, are as follows:

	2012			2011
Expected life (in years)	6.25	-	6.5	6.5
Expected stock volatility	31.6%	-	30.6%	29.8%	-	30.7%
Risk-free interest rate	1.2%	-	1.3%	2.6%	-	2.7%
Expected dividend yield during the expected term	2.8%			2.2%
In March 2012, certain executives were granted a mixture of performance share awards and stock options under Safeway’s Long-Term Incentive Plan (“LTIP”). This was the first time Safeway granted performance share awards. These performance share awards, covering a target of approximately 1.1 million shares, will vest over three years and are subject to the achievement of earnings per share goals determined on a compound annual growth basis relative to the S&P 500. If these goals are achieved above a certain level and Safeway meets certain Total Shareholder Return criteria, certain executives may receive additional shares of stock above the target number of performance shares, subject to a specified maximum. Likewise, executives may earn less than the target number of performance shares. The Company recorded $3 million in expense related to these awards in the second quarter of 2012 based on the expected achievement of the performance target. The payouts related to all active awards, if earned, will be settled in the Company’s common stock at the end of each performance period.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C–INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 16, 2012		June 18, 2011
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$121.7	$121.7	$146.0	$146.0
Noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.2)
Distributed and undistributed earnings allocated to participating securities	(1.1)	(1.1)	—	—
Income from continuing operations available to common stockholders	120.4	120.4	145.8	145.8
Gain from discontinued operations, net of tax	1.2	1.2	—	—
Net income available to common stockholders after earnings allocated to participating securities	$121.6	$121.6	$145.8	$145.8

Weighted average common shares outstanding	239.5	239.5	350.8	350.8
Dilutive stock options	0.3		1.5
Weighted average shares outstanding	239.8		352.3

Earnings per common share:
Continuing operations	$0.50	$0.50	$0.41	$0.42
Discontinued operations	0.01	0.01	—	—
Total	$0.51	$0.51	$0.41	$0.42
Anti-dilutive shares totaling 23.9 million and 20.6 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 16, 2012 and June 18, 2011, respectively.

	24 Weeks Ended
	June 16, 2012		June 18, 2011
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$203.3	$203.3	$171.2	$171.2
Noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.2)
Distributed and undistributed earnings allocated to participating securities	(1.7)	(1.7)	—	—
Income from continuing operations available to common stockholders	201.4	201.4	171.0	171.0
Loss from discontinued operations, net of tax	(7.5)	(7.5)	—	—
Net income available to common stockholders after earnings allocated to participating securities	$193.9	$193.9	$171.0	$171.0

Weighted average common shares outstanding	255.5	255.5	358.4	358.4
Dilutive stock options	0.4		1.1
Weighted average shares outstanding	255.9		359.5

Earnings (loss) per common share:
Continuing operations	$0.79	$0.79	$0.48	$0.48
Discontinued operations	(0.03)	(0.03)	—	—
Total	$0.76	$0.76	$0.48	$0.48
Anti-dilutive shares totaling 21.9 million and 24.3 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 16, 2012 and June 18, 2011, respectively.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–GOODWILL
A summary of changes in Safeway’s goodwill during the first 24 weeks of 2012 by geographic area is as follows (in millions):

	2012
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$96.2		$4,461.1
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
	373.6	96.2		469.8
Activity:
Other adjustments	—	(1.2)	(1)	(1.2)
	—	(1.2)		(1.2)
Balance – end of quarter:
Goodwill	4,364.9	95.0		4,459.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
Balance – end of quarter	$373.6	$95.0		$468.6

(1)	Represents foreign currency translation adjustments in Canada.
NOTE E–FINANCING
Notes and debentures were composed of the following at June 16, 2012 and December 31, 2011 (in millions):

	June 16, 2012	December 31, 2011
Commercial paper	$545.4	$—
Bank credit agreement, unsecured	—	39.5
Term credit agreement, unsecured	700.0	—
Other bank borrowings, unsecured	2.4	1.6
Mortgage notes payable, secured	48.9	10.1
5.80% Senior Notes due 2012, unsecured	800.0	800.0
Floating Rate Senior Notes due 2013, unsecured	250.0	—
3.00% Second Series Notes due 2014, unsecured [1]	292.9	296.9
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	23.3	23.8
Interest rate swap fair value adjustment	1.3	4.4
	$6,464.2	$4,976.3
Less current maturities	(806.2)	(811.3)
Long-term portion	$5,658.0	$4,165.0

[1] Issued by Canada Safeway Limited, an indirect, wholly-owned subsidiary of Safeway.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 14, 2012, Safeway issued $250 million of Floating Rate Senior Notes, which mature on December 12, 2013. Net proceeds from the offering were used to reduced indebtedness under the Company's U.S. commercial paper program and for other general corporate purposes.

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

NOTE G: TAXES ON INCOME
In 2007, the Company applied for a bilateral Advance Pricing Agreement between the Canada Revenue Agency and the Internal Revenue Service for the years 2007 through 2011. The Agreement would determine an arm's length royalty charge that the Company's Canadian subsidiary must pay for use of intellectual property and know-how developed by the Company. The Company expects the case to be submitted to binding arbitration shortly, with the results of that arbitration known in 2013. The Company previously had such a royalty agreement approved for the years 2000 through 2006.

The Company has paid and accrued taxes in each country based on best estimates of potential outcomes of the Advance Pricing Agreement and binding arbitration process. The result of the process is likely to be an adjustment to royalties paid and increases in tax in one country and decreases in tax in the other country. In addition, the determination of the royalty charge could result in an increase or decrease in taxes provided on the repatriation of foreign earnings.

In 2008, the Company changed its method of accounting for income tax purposes to deduct certain repair and maintenance costs that were previously capitalized . Through the end of 2011, the Company received tax refunds resulting from such deductions of approximately $252 million. In December 2011, the Internal Revenue Service issued new regulations which could affect the timing of deductions previously claimed. The Company anticipates further guidance from the Internal Revenue Service regarding the interpretation and implementation of these regulations. Any adjustments to deductions previously claimed would increase or decrease taxes payable, but are not expected to have a material effect on the Company's income tax expense.
NOTE H: DISCONTINUED OPERATIONS
In January 2012, Safeway announced the planned sale or closure of 27 Genuardi's stores, including the sale of 16 Genuardi's stores to Giant Food Stores, LLC ("Giant"). In the first quarter of 2012, Safeway closed three of the Genuardi's stores and incurred impairment and lease exit losses of $14 million ($8.6 million, net of tax). In the second quarter of 2012, Safeway sold three Genuardi's stores for $6.9 million and recorded a gain of $2.0 million ($1.2 million after tax).

In the third quarter of 2012, Safeway completed and recorded the sale of 16 Genuardi's stores to Giant for a pre-tax gain of $85 million and cash proceeds of $111 million. Safeway expects to close or dispose of the remaining five Genuardi's stores in 2012 for an estimated pre-tax loss of approximately $18 million and cash payments of approximately $6 million.
Assets of Genuardi's stores totaled $63.2 million and are classified as assets held for sale which is included in the line item Prepaid Expenses and Other Current Assets on the balance sheet. Liabilities of these stores totaling $27.0 million are classified as liabilities held for sale which is included in the line item Other Accrued Liabilities on the balance sheet. The operating results of these stores have not been recorded in discontinued operations because the historical financial operating results are not material to the Company’s consolidated financial statements for any period presented.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended				24 Weeks Ended
	June 16, 2012		June 18, 2011		June 16, 2012		June 18, 2011
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(27.6)	$—	$(32.2)	$—	$(55.6)	$—	$(64.4)	$—
Service cost	10.4	0.5	9.2	0.6	20.1	1.1	18.3	1.3
Interest cost	26.5	1.3	28.3	1.6	53.1	2.6	56.6	3.3
Amortization of prior service cost	3.3	0.2	3.6	0.1	6.6	0.3	7.3	—
Amortization of unrecognized losses	19.2	0.1	14.2	0.3	38.4	0.2	28.4	0.6
Total	$31.8	$2.1	$23.1	$2.6	$62.6	$4.2	$46.2	$5.2

The Company made $67.6 million of contributions to its defined benefit pension plans and post-retirement benefit plans in the first 24 weeks of 2012. For the remainder of 2012, Safeway currently anticipates contributing an additional $83 million to these plans.
NOTE J–CONTINGENCIES
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" beginning on page 71 of the Form 10-K included in the 2011 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. Except as noted in subsequent filings, there have been no subsequent material developments to these matters.
Guarantees
Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2011 Annual Report on Form 10-K provides information on guarantees.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K–STOCKHOLDERS’ EQUITY
Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2012 and 2011.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2012
Quarter 2	05/15/12	06/21/12	$0.175	$41.9	$78.2
Quarter 1	03/16/12	03/29/12	0.145	36.3	36.3

2011
Quarter 2	05/19/11	06/23/11	$0.145	$50.7	$94.5
Quarter 1	03/15/11	03/24/11	0.120	43.8	43.8

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 24 weeks of fiscal 2012 and 2011.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2012
Quarter 2	04/12/12	03/29/12	$0.145	$36.3	$80.1
Quarter 1	01/12/12	12/22/11	0.145	43.8	43.8

2011
Quarter 2	04/14/11	03/24/11	$0.120	$43.8	$88.0
Quarter 1	01/13/11	12/23/10	0.120	44.2	44.2

NOTE L–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at June 16, 2012 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$17.6	$—	$17.6	$—
Short-term investments [1]	59.6	23.2	36.4	—
Non-current investments [2]	31.0	—	31.0	—
Interest rate swap [1]	1.3	—	1.3	—
Total	$109.5	$23.2	$86.3	$—
Liabilities:
Contingent consideration [3]	$26.4	$—	$—	$26.4
Total	$26.4	$—	$—	$26.4

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2011 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$546.0	$290.0	$256.0	$—
Short-term investments [1]	52.4	22.6	29.8	—
Non-current investments [2]	38.7	—	38.7	—
Interest rate swap [1]	4.4	—	4.4	—
Total	$641.5	$312.6	$328.9	$—
Liabilities:
Contingent consideration [3]	$26.3	$—	$—	$26.3
Total	$26.3	$—	$—	$26.3

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 24 weeks of 2012 follows (in millions):

Contingent consideration

Balance as of December 31, 2011	$26.3
Unrealized losses	0.1
Balance as of June 16, 2012	$26.4

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the second quarter of 2012, long-lived assets from continuing operations with a carrying value of $31.0 million, primarily store assets, were written down to their fair value of $16.0 million, resulting in an impairment charge of $15.0 million. During the second quarter of 2011, long-lived assets with a carrying value of $21.0 million, primarily store assets, were written down to their fair value of $6.1 million, resulting in an impairment charge of $14.9 million. For the first 24 weeks of 2012, long-lived assets with a carrying value of $48.2 million, primarily stores assets, were written down to their fair value of $19.7 million, resulting in an impairment charge of $28.5 million. For the first 24 weeks of 2011, long-lived assets with a carrying value of $31.7 million, primarily store assets, were written down to their fair value of $9.7 million, resulting in an impairment charge of $22.0 million.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
MANAGEMENT OVERVIEW The Company’s results of operations can be affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. Consumer confidence remains at historically low levels, which can lead to reduced spending and to some consumers trading down to discounters for grocery items. We believe that such changes in consumer spending have adversely affected Safeway’s results of operations.
Safeway’s income before income taxes declined $41.3 million to $177.6 million in the second quarter of 2012 from $218.9 million in the second quarter of 2011. Safeway’s income before taxes declined $74.8 million to $301.3 million in the first 24 weeks of 2012 from $376.1 million in 2011. These declines were primarily the result of higher interest expense, additional marketing expense and higher markdowns. Interest expense in 2012 was impacted by higher average borrowings, partly offset by a lower average interest rate. Additional marketing expenses were incurred in 2012 to roll-out the just for U™ digital marketing program, a platform which downloads personalized pricing and digital coupons to the Safeway Club Card.
The Company is responding to this challenging environment with new marketing programs, such as just for U, a continuing focus on cost control and new business initiatives. Additionally, beginning in the third quarter of 2012 and throughout 2013, the Company intends to utilize its free cash flow to reduce debt, which should reduce interest expense.
NET INCOME ATTRIBUTABLE TO SAFEWAY INC. Net income attributable to Safeway Inc. was $122.7 million ($0.51 per diluted share) for the second quarter of 2012 compared to $145.8 million ($0.41 per diluted share) in the second quarter of 2011. The second quarter of 2012 included a $1.2 million ($0.01 diluted share) gain from discontinued operations, as discussed below.
DISCONTINUED OPERATIONS In January 2012, Safeway announced the planned sale or closure of 27 Genuardi's stores, including the sale of 16 Genuardi's stores to Giant Food Stores, LLC ("Giant"). In the first quarter of 2012, Safeway closed three of the Genuardi's stores and incurred impairment and lease exit losses of $14 million ($8.6 million, net of tax). In the second quarter of 2012, Safeway sold three Genuardi's stores for $6.9 million and recorded a gain of $2.0 million ($1.2 million after tax).
In the third quarter of 2012, Safeway completed and recorded the sale of 16 Genuardi's stores to Giant for a pre-tax gain of $85 million and cash proceeds of $111 million. Safeway expects to close or dispose of the remaining five Genuardi's stores in 2012 for an estimated pre-tax loss of approximately $18 million and cash payments of approximately $6 million.
SALES AND OTHER REVENUE Total sales increased to $10.4 billion in the second quarter of 2012 from $10.2 billion in the second quarter of 2011 due primarily to $116 million of higher fuel sales, $67 million of higher identical-store sales, excluding fuel, $32 million of higher revenue from Blackhawk and $44 million of additional sales from new stores, net of store closures, partly offset by a $56 million decrease in sales due to the change in the Canadian dollar exchange rate. Fuel sales increased primarily because the average retail price per gallon of fuel increased 0.5%, and the gallons sold increased 9.3%.
Identical-Store Sales

	12 Weeks Ended
	June 16, 2012	June 18, 2011
As reported *	1.8%	5.1%
Excluding fuel sales *	0.8%	0.5%

*	Excludes replacement stores and discontinued operations.
Identical-store sales, excluding fuel, increased 0.8%. Average transaction size increased, and transaction counts during the quarter decreased slightly.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	June 16, 2012		June 18, 2011
Non-perishables (1)	$4,055.7	39.0%	$3,996.3	39.2%
Perishables (2)	3,723.6	35.8	3,749.0	36.8
Fuel	1,282.9	12.4	1,167.4	11.4
Pharmacy	903.8	8.7	895.3	8.8
Other (3)	420.9	4.1	388.4	3.8
Total sales and other revenue	$10,386.9	100.0%	$10,196.4	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.
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
Gross profit declined 73 basis points to 26.27% of sales in the second quarter of 2012 compared to 27.00% of sales in the second quarter of 2011. The impact from fuel sales reduced gross profit 47 basis points. The remaining 26 basis-point decline is due primarily to a 13 basis-point increase in advertising, an 11 basis-point increase in costs incurred to launch our just for U loyalty program and several individually immaterial expenses, partly offset by a 10 basis-point reduction due to lower LIFO expense.
Vendor allowances totaled $712.2 million in the second quarter of 2012 and $678.8 million in the second quarter of 2011. Year-to-date, vendor allowances totaled $1.4 billion through the second quarters of 2012 and 2011. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense decreased 39 basis points to 23.89% of sales in the second quarter of 2012 from 24.28% of sales in the second quarter of 2011. The impact from fuel sales reduced operating and administrative expense 22 basis points. The remaining 17 basis-point decline was primarily due to a 45 basis-point reduction in labor expense, partly offset by a 10 basis-point increase due to the launch costs of just for U and several individually immaterial items.
INTEREST EXPENSE Interest expense increased to $73.5 million in the second quarter of 2012 from $61.5 million in the second quarter of 2011. This increase was due to higher average borrowings, partly offset by lower average interest rates.
INCOME TAXES Income tax expense was 31.5% of pre-tax income in the second quarter of 2012 compared to 33.3% in the second quarter of 2011. The income tax rate was lower in the second quarter of 2012 due to individually immaterial items. The tax rate is expected to be approximately 33.5% for the remainder of 2012.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

24-WEEKS ENDED JUNE 16, 2012 COMPARED WITH 24-WEEKS ENDED JUNE 18, 2011
Income from continuing operations increased to $203.3 million ($0.79 per diluted share) in the first 24 weeks of 2012 from $171.2 million ($0.48 per diluted share) in the first 24 weeks of 2011 primarily due to the $80.2 million ($0.22 per diluted share) tax expense on repatriated earnings from Canada recorded in the first quarter of 2011.
Identical-Store Sales

	24 Weeks Ended
	June 16, 2012	June 18, 2011
As reported *	1.7%	4.3%
Excluding fuel sales *	0.4%	0.5%

*	Excludes replacement stores and discontinued operations.
The following table presents sales revenue by type of similar product (dollars in millions):

	24 Weeks Ended
	June 16, 2012		June 18, 2011
Non-perishables (1)	$8,053.0	39.5%	$7,983.9	40.0%
Perishables (2)	7,346.0	36.0	7,369.1	36.9
Fuel	2,379.4	11.7	2,103.9	10.5
Pharmacy	1,810.5	8.9	1,796.0	9.0
Other (3)	801.0	3.9	715.5	3.6
Total sales and other revenue	$20,389.9	100.0%	$19,968.4	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

The gross profit margin was 26.55% in the first 24 weeks of 2012 compared to 27.26% in the first 24 weeks of 2011. Operating and administrative expense margin was 24.41% of sales in the first 24 weeks of 2012 compared to 24.78% in the first 24 weeks of 2011.

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

Liquidity and Financial Resources
Net cash flow used by operating activities was $90.8 million in the first 24 weeks of 2012 compared to net cash flow provided by operating activities of $187.6 million in the first 24 weeks of 2011. This change was largely due to the higher use of cash for working capital in 2012, which was driven primarily by inventory, net of payables, and the settlement of Blackhawk payables, partly offset by lower pension contributions.

Net cash flow used by investing activities increased to $464.9 million in the first 24 weeks of 2012 from $405.3 million in the first 24 weeks of 2011 primarily due to higher capital expenditures, partly offset by increased proceeds from the sale of properties in 2012.

Net cash flow provided by financing activities was $80.0 million in the first 24 weeks of 2012 compared to a use of cash of $429.5 million in the first 24 weeks of 2011. This change was due primarily to higher net proceeds from borrowings in 2012, partly offset by a higher level of stock repurchases in 2012.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon the current level of operations, management believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program, its Credit Agreement, referred to below, and debt offerings will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement. The Company plans to repay at maturity the $800 million outstanding principal amount of its 5.80% Senior Notes due August 15, 2012 with cash flow from operations, proceeds from the sale of properties, including Genuardi’s assets held for sale, and borrowings under its commercial paper program.
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

	12 Weeks Ended		24 Weeks Ended
(in millions)	June 16, 2012	June 18, 2011 **	June 16, 2012	June 18, 2011 **
Net cash flow provided (used) by operating activities, as reported	$451.0	$247.6	$(90.8)	$187.6
(Increase) decrease in payables related to third-party gift cards, net of receivables	(59.0)	(26.2)	531.6	333.8
Net cash flow provided by operating activities, as adjusted	392.0	221.4	440.8	521.4
Net cash flow used by investing activities	(191.9)	(216.9)	(464.9)	(405.3)
Free cash flow	$200.1	$4.5	$(24.1)	$116.1

** In the second quarter of 2011, free cash flow was reduced by $153.9 million of contributions to pension and post-retirement plans and $97 million of taxes paid on Canadian dividends.

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
CREDIT AGREEMENT On June 1, 2011, the Company entered into a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has a termination date of June 1, 2015 and replaced the former credit agreement that was scheduled to expire on June 1, 2012. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and Canada Safeway Limited (“CSL”), a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of June 16, 2012, the Company was in compliance with these covenant requirements. As of

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 16, 2012, there were no borrowings outstanding and $43.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,456.4 million as of June 16, 2012.
TERM CREDIT AGREEMENT In December 2011, Safeway entered into a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. Semi-annual principal payments equal to 5.50% of the aggregate principal amount of the term loans are required beginning on June 30, 2013, with any remaining principal balances due at the maturity of the Term Credit Agreement. The Term Credit Agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Credit Agreement." As of June 16, 2012, the Company was in compliance with these covenant requirements. As of June 16, 2012, there were $700.0 million of outstanding borrowings under the Term Credit Agreement.
SHELF REGISTRATION   On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway board of directors has authorized issuance of up to $3.0 billion of securities under the Shelf. As of June 16, 2012, $1.95 billion of securities were available for issuance under the board’s authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $36.3 million and $43.8 million for the second quarters of 2012 and 2011, respectively. Year-to-date dividends paid on common stock totaled $80.1 million and $88.0 million for 2012 and 2011, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.
STOCK REPURCHASE PROGRAM During the second quarter of 2012, Safeway repurchased approximately 11.6 million shares of its common stock under its repurchase program at an aggregate price, including commissions, of $240.4 million. The average price per share, excluding commissions, was $20.78. The remaining board authorization for stock repurchases at quarter-end was approximately $0.8 billion. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Capital Expenditure Program
Safeway invested $219.2 million in capital expenditures in the second quarter of 2012, while opening one new Lifestyle store and completing one Lifestyle remodel. Safeway also closed 10 stores, including three Genuardi's stores sold during the quarter. For the year, Safeway expects to invest approximately $900 million in capital expenditures to open approximately 10 new Lifestyle stores, complete approximately 10 Lifestyle remodels, refurbish in-store pharmacies and develop properties through our wholly owned subsidiary, Property Development Centers LLC.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to store dispositions; potential adjustments to certain tax deductions; pension and post-retirement benefit plan contributions; repayment of borrowings; income tax rate; uses of free cash flow; sufficiency of liquidity for the foreseeable future; capital expenditures; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer along with the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended June 16, 2012 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES
PART II–OTHER INFORMATION

Item 1.	Legal Proceedings
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" beginning on page 71 of the Form 10-K included in the 2011 Annual Report to Stockholders, provides information on certain litigation in which the Company is involved. Except as noted in subsequent filings, there have been no subsequent material developments to these matters.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the second quarter of 2012.

Fiscal period	Total number of shares purchased [1]	Average price paid per share [2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [3]
March 25, 2012 - April 21, 2012	9,078,060	$20.64	9,078,000	$879.8
April 22, 2012 - May 19, 2012	2,475,100	21.33	2,475,100	827.0
May 20, 2012 - June 16, 2012	2,932	18.99	—	827.0
TOTAL	11,556,092	$20.78	11,553,100	$827.0

(1)
Includes 2,992 shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)	Average price per share excludes commissions. Average price per share, excluding the restricted shares referred to in footnote 1 above, was $20.78.

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

Exhibit 4(i).1
Form of Officers' Certificate establishing the terms of the registrant's Floating Rate Notes due 2013, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant's Current Report on Form 8-K dated June 14, 2012).

Exhibit 10(iii).1	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated May 15, 2012).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 16, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	July 24, 2012	/s/ Steven A. Burd
Steven A. Burd
Chairman and Chief Executive Officer

Date:	July 24, 2012	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED JUNE 16, 2012

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 16, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.