Form 10-K
period 2012-12-29
SAFEWAY INC
filed 2013-02-26
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _.
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
Yes     No X.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 2012 was approximately $4.3 billion.
As of February 21, 2013, there were outstanding approximately 239.6 million shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part
Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders (to be held May 14, 2013) to be filed within 120 days after the end of the fiscal year ended December 29, 2012
III

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
This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: changes to the total closed store reserve; uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; repayment of borrowings and debt reduction; interest expense; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; amounts to be recognized as a component of net periodic benefit cost; results of shrink programs; results and the timing of the results of the arbitration related to the Advanced Pricing Agreement; unrecognized tax benefits; amount of indebtedness; unrecognized compensation cost; repurchases of common stock; the initial public offering of a minority ownership stake in Safeway's Blackhawk subsidiary, including the anticipated timing of such transaction; and Lifestyle stores. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk and Property Development Centers subsidiaries;

SAFEWAY INC. AND SUBSIDIARIES

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Loss of a key member of senior management, including the failure to effectively manage the succession of our departing Chairman and Chief Executive Officer or Chief Information Officer;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our Lifestyle stores.
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
General    The Company began operations in 1926. In July 1986, Safeway was incorporated in the state of Delaware as SSI Holdings Corporation and, thereafter, its name was changed to Safeway Stores, Incorporated. In February 1990, the Company changed its name to Safeway Inc. The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”), the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”) and the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”).
Safeway Inc. is one of the largest food and drug retailers in North America, with 1,641 stores at year-end 2012. The Company’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.
Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
Safeway also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”) which operates 195 food and general merchandise stores in Western Mexico.
Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides gift cards, other prepaid products and payment services to consumers through a network of retail store locations in the United States, Canada, Europe, Mexico and Australia and various online channels. Prepaid products include: closed loop cards, open loop cards, financial services products and telecom products. Additionally, Blackhawk provides card production services and a secondary market for prepaid cards.
Stores    Safeway’s average store size is approximately 47,000 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store

SAFEWAY INC. AND SUBSIDIARIES

serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambiance significantly enhances the shopping experience.
Safeway’s stores provide a full array of grocery items with a portion tailored to local preferences. Most stores offer a wide selection of food and general merchandise and feature a variety of specialty departments such as bakery, delicatessen, floral, seafood and pharmacy. In addition, the majority of stores offer Starbucks coffee shops, and some offer adjacent fuel centers.
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
The following table summarizes Safeway’s stores by size at year-end 2012:

Square footage	Number of stores	Percent of total
Less than 30,000	193	12%
30,000 to 50,000	673	41
More than 50,000	775	47
Total stores	1,641	100%
Store Ownership    At year-end 2012, Safeway owned 45% of its stores and leased its remaining stores.
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
The Health & Wellness portfolio includes the O Organics, Eating Right, Open Nature and Bright Green brands. These offerings address consumers' specific health needs or preferences. O Organics is an exclusively organic brand. Eating Right offers a "spot your needs" labeling system, and Open Nature is a line of products that are 100% natural. Bright Green is an environmentally friendly household product line.
The Premium portfolio includes the Safeway SELECT, Signature Café, Rancher's Reserve, Primo Taglio, Waterfront BISTRO and Debi Lilly offerings. Safeway SELECT is a line of quality products that the Company believes are unique to the category. Waterfront BISTRO is a seafood brand designed to make preparing a restaurant-quality meal at home easy. Debi Lilly is a line of unique bouquets, candles, vases and gifts.

SAFEWAY INC. AND SUBSIDIARIES

In the Core portfolio are the Safeway brands, Lucerne, Refreshe, the Snack Artist and Pantry Essentials. The Safeway brand is now a family of four brands: Safeway Farms, Safeway Kitchens, Safeway Home and Safeway Care. The Lucerne brand has been producing quality dairy products for over 100 years. The Refreshe label was re-branded in 2010 to include all 14 private-label beverage brands.The Snack Artist offers high-quality and great value snacks in a variety of categories such as chips, snacking nuts, cookies and frozen categories in whimsical, resealable packaging, a unique feature in the category. Pantry Essentials was launched in 2011 as a value line, offering basic items across several categories, including dairy, meat, canned vegetables and paper goods, to name just a few.
During 2012, Safeway continued to roll out the just for U™ personalized pricing and digital marketing program in U.S. markets. This program downloads personalized pricing and digital coupons to the Safeway Club Card.
Manufacturing and Wholesale  The principal function of manufacturing operations is to manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, 13% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.
Safeway’s Canadian subsidiary has a wholesale operation that distributes both national brands and private-label products to independent grocery stores and institutional customers.
Safeway operated the following manufacturing and processing facilities at year-end 2012:

	U.S.	Canada
Milk plants	6	3
Bakery plants	6	2
Ice cream plants	2	2
Cheese and meat packing plants	—	1
Soft drink bottling plants	4	—
Fruit and vegetable processing plants	1	3
Cake commissary	1	—
Sandwich commissary	—	1
Total	20	12
In addition, the Company operates laboratory facilities for quality assurance and research and development in certain plants and at its corporate offices.
Distribution    Safeway has 17 distribution/warehousing centers (13 in the United States and four in Canada), which collectively provide the majority of all products to Safeway’s 11 retail operating areas. This includes one distribution center in British Columbia which is owned and operated by a third party. The distribution center in Maryland is also operated by a third party.

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
The table below details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2012	2011	2010	2009	2008
Total stores at beginning of year	1,678	1,694	1,725	1,739	1,743
Stores opened:
New	4	6	3	3	8
Replacement	5	19	11	5	12
	9	25	14	8	20
Stores closed or sold (1)	46	41	45	22	24
Total stores at year end	1,641	1,678	1,694	1,725	1,739
Remodels completed (2)
Lifestyle remodels	4	29	60	82	232
Other remodels	8	—	7	10	21
	12	29	67	92	253
Number of fuel stations at year end	407	400	393	388	382
Total retail square footage at year end (in millions)	77.6	79.2	79.2	80.1	80.4
Cash paid for property additions	$927.6	$1,094.7	$837.5	$851.6	$1,595.7
Cash paid for property additions as a percentage of sales and other revenue	2.1%	2.5%	2.0%	2.1%	3.6%

(1)	In 2012, the Company disposed of 25 Genuardi's stores. See Note Q.

(2)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes pharmacy refurbishments.
In 2013, the Company expects to spend approximately $1.1 billion for capital expenditures. At year-end 2012, 88% of Safeway’s store base were Lifestyle stores.
The decline in the store count over the last five years is due to a focus on completing Lifestyle remodels rather than opening new stores while, at the same time, selling or closing underperforming stores. In 2012, the Company disposed of 25 of its Genuardi's stores. See Note Q to the consolidated financial statements set forth in Part II, Item 8 of this report.
Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product    Note N to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.
Trade Names and Trademarks    Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important asset. Safeway also owns more than 300 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product lines such as Safeway, Safeway SELECT,

SAFEWAY INC. AND SUBSIDIARIES

Rancher’s Reserve, O ORGANICS, Lucerne, Primo Taglio, Eating Right, mom to mom, waterfront BISTRO, Bright Green, Pantry Essentials, Open Nature, Refreshe, Snack Artist, Signature Café and Priority, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Dominick’s, Randalls, Tom Thumb, and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.
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
Working Capital    At year-end 2012, working capital consisted of $4.2 billion in current assets and $4.6 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality    Blackhawk receives a significant portion of the cash inflow from the sale of third-party prepaid cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.
Safeway's first three fiscal quarters contain 12 weeks. The fourth quarters of 2012, 2011 and 2010 contain 16 weeks. See Note R to the consolidated financial statements set forth in Part II, Item 8 of this report.
Competition    Food retailing is very competitive. The principal competitive factors that affect the Company’s business are location, quality, price, service, selection and condition of assets.
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
Employees   At year-end 2012, Safeway had more than 171,000 full- and part-time employees. Almost 80% of Safeway's employees in the United States and Canada are covered by collective bargaining agreements negotiated with union locals affiliated with one of nine different international unions. There are over 430 such agreements, typically having three- to five-year terms. Accordingly, Safeway renegotiates a significant number of these agreements every year.

SAFEWAY INC. AND SUBSIDIARIES

During 2012, contracts covering approximately 55,000 employees were ratified. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 54,000 employees, primarily in stores in the Company's Northern California, Eastern, Phoenix, Denver and Northwest divisions were ratified.
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
Competitive Industry Conditions    We face strong competition from traditional grocery retailers, non-traditional competitors such as supercenters and club stores, as well as from specialty and niche supermarkets, drug stores, dollar stores, convenience stores and restaurants. Increased competition may have an adverse effect on profitability as the result of lower sales, lower gross profits and/or greater operating costs.
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
Labor Relations    A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results. We are a party to over 430 collective bargaining agreements, of which 86 are scheduled to expire in 2013. These expiring agreements cover approximately 25% of our union-affiliated employees. In future negotiations with labor unions, we expect that health care, pension and wage costs, among other issues, will be important topics for negotiation. If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.

SAFEWAY INC. AND SUBSIDIARIES

Profit Margins    Profit margins in the grocery retail industry are narrow. In order to increase or maintain our profit margins, we develop strategies to increase revenues, reduce costs and increase gross margins, such as new marketing programs, new advertising campaigns, productivity improvements, shrink reduction, distribution center efficiencies, energy efficiency programs and other similar strategies. Our failure to achieve forecasted cost reductions, revenue growth or gross margin improvement across the Company might have a material adverse effect on our business. Changes in our product mix also may negatively affect certain financial measures.
Opening and Remodeling Stores    Failure to open and remodel stores as planned could have a material adverse effect on our results. If, as a result of labor relations issues, supply issues or environmental and real estate delays, or other reasons, these capital projects do not stay within the time and financial budgets we have forecasted, our future financial performance could be materially adversely affected. Furthermore, we cannot ensure that the new or remodeled stores will achieve anticipated same-store sales or profit levels.
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
Current Economic Conditions    Our operations and financial performance are affected by economic conditions. The United States and, to a lesser extent, Canadian economies have experienced a prolonged economic downturn. While economic conditions have recently improved slightly, there is continued uncertainty about the timing or strength of any economic recovery. If the current economic situation does not continue to improve or weakens, consumers may reduce spending, trade down to a less expensive mix of products or trade down to discounters for grocery items, all of which impacts Safeway's sales growth. Higher fuel prices could also dampen overall consumer demand. We are unable to predict with certainty if the economies of the United States and Canada will continue to improve or the rate at which they will improve. If these economies do not improve, Safeway’s business, results of operations and financial condition could be adversely affected.
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

SAFEWAY INC. AND SUBSIDIARIES

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
New Business Initiatives and Strategies The introduction, implementation, success and timing of new business initiatives and strategies, including but not limited to, initiatives to increase revenue, develop real estate or enter into new areas of business may be less successful or may be different than anticipated, which could adversely affect Safeway's business.
Pension and Post-Retirement Benefit Plans    We maintain defined benefit retirement plans for substantially all employees not participating in multiemployer pension plans. The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and may have an impact on the cash contributions to fund the plans. Historically, Safeway’s retirement plans have been well funded, and prior to 2011, cash contributions to the plans have been relatively small.
The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. Since 2008, the financial markets have improved. Despite the improvement, the projected benefit obligation exceeds the fair value of the plan assets. As a result, cash contributions to pension and post-retirement plans increased from $17.7 million in 2010 to approximately $176.2 million in 2011 and $159.5 million in 2012. Cash contributions are expected to decline to approximately $94.0 million in 2013 due primarily to the impact of the Pension Funding Stabilization legislation which increased the discount rate used to determine pension funding (which had no effect on pension expense).
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
Pension expense for multiemployer pension plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service. We contributed $310.0 million, $312.2 million and $292.3 million to these plans in 2012, 2011 and 2010, respectively. Based on the most recent information available to us, a number of these multiemployer plans are underfunded. As a result, contributions to these plans may increase. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges. Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur withdrawal liability, which is related to the portion of the plan's underfunding, if any, that is allocable to the withdrawing employer under very complex actuarial and allocation rules. Multiemployer pension legislation passed in 2006, 2008, and 2010 will continue to apply to the funds in which we participate, which may have an impact on future pension contributions.
Substantial Indebtedness    We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 29, 2012, we had approximately $5.6 billion in total consolidated debt outstanding, including capital lease obligations. This substantial

SAFEWAY INC. AND SUBSIDIARIES

indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends on common stock, stock repurchases, acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.
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
Leadership Development and Succession Planning    The training and development of our future leaders is important to our long-term growth. We rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace. If we are unable to attract and retain highly-

SAFEWAY INC. AND SUBSIDIARIES

qualified senior management our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. As previously announced, Steven A. Burd, Safeway's long-time Chairman and Chief Executive Officer, plans to retire in May 2013, and his successor has not yet been named. Additionally, the Company's Chief Information Officer plans to retire in the first half of 2013, and his successor has not yet been named. Any failure to effect a smooth transition to a new Chief Executive Officer or Chief Information Officer could have an adverse effect on our strategic planning and execution.
Impairment of Long-Lived Assets    Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on long-lived assets. We have incurred significant impairment charges to earnings in the past, including in fiscal 2012, 2011 and 2010.
Information Technology Risks    The Company has large, complex information technology systems that are important to the successful operation of its business operations and marketing initiatives. If we were to experience difficulties accessing data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems and business.
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
As a merchant who accepts debit and credit cards for payment, Safeway is subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to the Company’s security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, Safeway is also subject to compliance with American National Standards Institute encryption standards, and payment network security operating guidelines. Despite Safeway's compliance with these standards and other security measures, we cannot be certain that all of our IT systems are entirely free from attack or security breach. To the extent that any disruption results in a loss, damage or misappropriation of information, the Company could be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards could be significant to the Company.
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

SAFEWAY INC. AND SUBSIDIARIES

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The information required by this item is set forth in Part I, Item 1 of this report.

Item 3.	Legal Proceedings
Information about legal proceedings appears under the caption “Legal Matters” in Note M to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 4.	Mine Safety Disclosures
Not applicable.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant
The names and ages of the current executive officers of the Company and their positions as of February 21, 2013 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company		Year first elected
	Age	Officer	Present office
Steven A. Burd (1) Chairman and Chief Executive Officer	63	1992	1993
Robert L. Edwards (2) President	57	2004	2012
Peter J. Bocian (3) Executive Vice President and Chief Financial Officer	58	2013	2013
Diane M. Dietz (4) Executive Vice President and Chief Marketing Officer	46	2008	2008
Bruce L. Everette Executive Vice President Retail Operations	61	1991	2001
Larree M. Renda Executive Vice President	54	1991	1999
David F. Bond Senior Vice President Finance and Control	59	1997	1997
Robert A. Gordon Senior Vice President Secretary and General Counsel Chief Governance Officer	61	1999	2000
Russell M. Jackson Senior Vice President Human Resources	55	2007	2007
Melissa C. Plaisance Senior Vice President Finance and Investor Relations	53	2004	2004
David R. Stern Senior Vice President Planning and Business Development	58	1994	2002
Jerry Tidwell Senior Vice President Supply Operations	61	2001	2003
Donald P. Wright Senior Vice President Real Estate and Engineering	60	1991	1991

(1)	Steven A. Burd plans to retire as Chief Executive Officer and as a director at the Company's annual stockholders' meeting on May 14, 2013.

(2)
Robert L. Edwards joined the Company as Executive Vice President and Chief Financial Officer in 2004. In April 2012, Mr. Edwards was named President. He continued as Chief Financial Officer until Peter J. Bocian joined the Company on February 19, 2013.

(3)
Peter J. Bocian joined the Company as Chief Financial Officer effective February 19, 2013. Prior to that, Mr. Bocian served as Executive Vice President, Head of Corporate Services and Finance at JPMorgan Chase & Co. since 2011. From 2008 until 2011, he served as Executive Vice President and Chief Administrative Officer of Hewlett-Packard Company.

(4)
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

2012	Low	High
Quarter 4 (16 weeks)	$15.00	$19.36
Quarter 3 (12 weeks)	14.73	18.31
Quarter 2 (12 weeks)	17.53	22.21
Quarter 1 (12 weeks)	20.20	23.16

2011
Quarter 4 (16 weeks)	$15.93	$21.37
Quarter 3 (12 weeks)	16.51	24.28
Quarter 2 (12 weeks)	21.90	25.43
Quarter 1 (12 weeks)	20.44	22.94
There were 13,475 stockholders of record as of February 21, 2013; however, approximately 98% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $22.97 at the close of business on February 21, 2013.
Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
September 9, 2012 - October 6, 2012	1,099	$16.10	—	$827.0
October 7, 2012 - November 3, 2012	3,732	16.35	—	827.0
November 4, 2012 - December 1, 2012	2,566	16.83	—	827.0
December 2, 2012 - December 29, 2012	6,262	17.23	—	827.0
Total	13,659	$16.83	—	$827.0

(1)
Shares withheld at the election of certain holders of restricted stock by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)
The Company's stock repurchase program was initiated in 1999. In March 2012, the Company's board of directors increased the authorized level of the Company's stock repurchase program from $8.0 billion to $9.0 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2007 fiscal year to the end of its 2012 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future performance.

Stock Price Performance

Safeway vs Peer Group, S&P 500

125.0
100.0
75.0
50.0
Price Index FY End 07 = 100

	FYE 07	FYE 08	FYE 09	FYE 10	FYE 11	FYE 12
SWY	100.00	70.34	64.19	69.25	66.59	59.43
Peer group *	100.00	74.53	78.43	93.89	100.25	110.38
S&P 500	100.00	61.51	75.94	85.65	85.65	97.13

SWY Peer group * S&P 500

(*)	The peer group consists of Delhaize Group, The Kroger Co., Loblaw Companies Limited, SUPERVALU INC., and Whole Foods Market, Inc.
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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data

(Dollars in millions, except per-share amounts)	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008
Results of Operations
Sales and other revenue	$44,206.5	$43,630.2	$41,050.0	$40,850.7	$44,104.0
Gross profit	11,720.0	11,793.7	11,607.5	11,693.5	12,514.8
Operating and administrative expense	(10,615.9)	(10,659.1)	(10,448.1)	(10,348.0)	(10,662.1)
Goodwill impairment charge	—	—	—	(1,974.2)	—
Operating profit (loss)	1,104.1	1,134.6	1,159.4	(628.7)	1,852.7
Interest expense	(304.0)	(272.2)	(298.5)	(331.7)	(358.7)
Other income, net	28.3	19.7	20.3	7.1	10.6
Income (loss) before income taxes	828.4	882.1	881.2	(953.3)	1,504.6
Income taxes	(262.2)	(363.9)	(290.6)	(144.2)	(539.3)
Income (loss) from continuing operations, net of tax	566.2	518.2	590.6	(1,097.5)	965.3
Gain from discontinued operations, net of tax (Note Q)	31.9	—	—	—	—
Net income (loss) before allocation to noncontrolling interests	598.1	518.2	590.6	(1,097.5)	965.3
Noncontrolling interests	(1.6)	(1.5)	(0.8)	—	—
Net income (loss) attributable to Safeway Inc.	$596.5	$516.7	$589.8	$(1,097.5)	$965.3

Basic earnings (loss) per common share:
Continuing operations	$2.28	$1.49	$1.56	$(2.66)	$2.23
Discontinued operations	$0.13	$—	$—	$—	$—
Total	$2.41	$1.49	$1.56	$(2.66)	$2.23

Diluted earnings (loss) per common share:
Continuing operations	$2.27	$1.49	$1.55	$(2.66)	$2.21
Discontinued operations	$0.13	$—	$—	$—	$—
Total	$2.40	$1.49	$1.55	$(2.66)	$2.21

Weighted average shares outstanding (in millions):
Basic	245.6	343.4	378.3	412.9	433.8
Diluted	245.9	343.8	379.6	412.9	436.3
Cash dividends declared per common share	$0.6700	$0.5550	$0.4600	$0.3828	$0.3174

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010	52 Weeks 2009	53 Weeks 2008
Financial Statistics
Identical-store sales increases (decreases)(1)	1.2%	4.4%	(0.7)%	(5.0)%	1.4%
Identical-store sales increases (decreases) without fuel(1)	0.5%	1.0%	(2.0)%	(2.5)%	0.8%
Gross profit margin	26.51%	27.03%	28.28%	28.62%	28.38%
Operating & administrative expense as a percentage of sales(2)	24.01%	24.43%	25.45%	25.33%	24.17%
Operating profit (loss) as a percentage of sales(3)	2.50%	2.60%	2.82%	(1.54)%	4.20%
Cash paid for property additions	$927.6	$1,094.7	$837.5	$851.6	$1,595.7
Depreciation expense	$1,134.3	$1,148.8	$1,162.4	$1,171.2	$1,141.1
Total assets(3)	$14,657.0	$15,073.6	$15,148.1	$14,963.6	$17,484.7
Total debt	$5,573.7	$5,410.2	$4,836.3	$4,901.7	$5,499.8
Total equity(3,4)	$2,933.4	$3,715.3	$5,023.9	$4,972.6	$6,812.4
Other Statistics
Stores opened during the year	9	25	14	8	20
Stores closed during the year(5)	46	41	45	22	24
Total stores at year end	1,641	1,678	1,694	1,725	1,739
Remodels completed(6)
Lifestyle remodels	4	29	60	82	232
Other remodels	8	—	7	10	21
Total remodels completed	12	29	67	92	253

Total retail square footage at year end (in millions)	77.6	79.2	79.2	80.1	80.4

(1)	Defined as stores operating the same period in both the current year and the previous year. 2008 is based on the same 53-week period in both years.

(2)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(3)	2009 includes a pretax goodwill impairment charge of $1,974.2 million, ($1,818.2 million, after-tax).

(4)
Total equity in 2008 through 2011 has been increased $26.2 million due to a correction in the accounting for real estate taxes. See Note A, under the caption "Corrections to Previously Reported Financial Statements."

(5)	In 2012, the Company disposed of 25 of its Genuardi's stores. See Note Q.

(6)	Defined as store remodel projects (other than maintenance) generally requiring expenditures in excess of $0.2 million. Excludes pharmacy refurbishments.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The last three fiscal years consist of the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”), the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”) and the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”).
Results of Operations
Management Overview The Company’s results of operations can be affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. We believe that consumer confidence remains at low levels, which can lead to reduced spending and to some consumers trading down to discounters for grocery items. We believe that such changes in consumer spending have adversely affected Safeway’s results of operations. The Company is responding to this challenging environment with new marketing programs, such as just for U™, a continuing focus on cost control and new business initiatives.
Safeway’s income before income taxes declined $53.7 million to $828.4 million in 2012 from $882.1 million in 2011. This decline was primarily the result of higher interest expense, additional marketing expense and higher corporate pension expense. Interest expense in 2012 was impacted by higher average borrowings, partly offset by lower average interest rates. Additional marketing expenses were incurred in 2012 to roll out the just for U digital marketing program, a platform which downloads personalized pricing and digital coupons to the Safeway Club Card.
Total debt increased $163.5 million in 2012 compared to 2011. During the first half of 2012, Safeway increased debt to repurchase approximately 57.6 million shares of its common stock under its stock repurchase program at an aggregate price, including commissions, of $1,240.3 million. In the second half of 2012, the Company utilized free cash flow to reduce debt. In 2013, Safeway intends to continue to reduce debt, which the Company expects will reduce interest expense.
Net Income Safeway earned net income of $596.5 million ($2.40 per diluted share) in 2012, net income of $516.7 million ($1.49 per diluted share) in 2011 and net income of $589.8 million ($1.55 per diluted share) in 2010. Fiscal 2012 included a $46.5 million gain from legal settlements (recorded within Operating and Administrative Expense) and a gain on discontinued operations of $31.9 million, net of tax, as discussed below. Repurchases of common stock during 2012, net of incremental interest expense, increased diluted earnings per share by $0.32. Fiscal 2011 included a $98.9 million tax charge resulting from the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary.
Discontinued Operations In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).
Sales    Identical-store sales increases (decreases) for the past three fiscal years were as follows:

	2012	2011	2010
Including fuel	1.2%	4.4%	(0.7)%
Excluding fuel	0.5%	1.0%	(2.0)%
Sales increased 1.3% to $44.2 billion in 2012 from $43.6 billion in 2011. Fuel sales increased $378 million in 2012, as a result of the average retail price per gallon of fuel increasing 2.2% and gallons sold increasing 5.9%. Other revenue from gift and prepaid card sales increased $204 million. Identical-store sales, excluding fuel, increased 0.5%, or $167 million, primarily due to inflation. New stores, net of store closures, increased sales $154 million. These increases were partly offset by a $64 million decrease in sales from the change

SAFEWAY INC. AND SUBSIDIARIES

in the Canadian dollar exchange rate and a $254 million decline in sales due to the disposition of Genuardi's stores. Average transaction size increased during fiscal 2012, and transaction counts decreased.
Sales increased 6.3% to $43.6 billion in 2011 from $41.1 billion in 2010. Fuel sales increased $1,408.7 million in 2011, as a result of the average retail price per gallon of fuel increasing 23.8% and gallons sold increasing 16.5%. Additionally, the change in the Canadian dollar exchange rate resulted in a $240.0 million increase in sales. Identical-store sales, excluding fuel, increased 1.0%, or $375 million, primarily due to inflation. Average transaction size increased during 2011, and transaction counts decreased slightly.
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
Gross profit margin was 26.51% of sales in 2012, 27.03% of sales in 2011 and 28.28% in 2010.
The gross profit margin decreased 52 basis points to 26.51% of sales in 2012 from 27.03% of sales in 2011. The impact from fuel sales decreased gross profit margin 30 basis points. The remaining 22 basis-point decline was largely the result of a 13 basis-point decline due to investments in price and a seven basis-point decline from costs incurred to launch just for U, partly offset by a nine basis-point improvement from lower LIFO expense.
The gross profit margin decreased 125 basis points to 27.03% of sales in 2011 from 28.28% of sales in 2010. The impact from fuel sales decreased gross profit margin 80 basis points. The remaining 45 basis-point decline was largely the result of a 53 basis-point decline due to cost increases and investments in price, a 32 basis-point decline from the change in the reporting for gift card commissions and a 16 basis-point decline resulting from LIFO expense, partly offset by a 34 basis-point improvement in shrink and a 13 basis-point improvement from Blackhawk contributions.
Shrink expense was essentially flat, as a percentage of sales, in 2012. Shrink improved gross profit 34 basis points in 2011 and 19 basis points in 2010. Safeway's long-term programs to control shrink expense include improved buying practices to prevent overstocking of inventory and increased security to reduce theft. These programs have been very successful in recent years, and we believe we can continue to further reduce shrink in the future. However, shrink can never be completely eliminated, and consequently, shrink improvement cannot continue indefinitely.
Vendor allowances totaled $3.0 billion in 2012, $2.9 billion in 2011 and $2.9 billion in 2010. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
Promotional allowances make up the vast majority of all allowances. With promotional allowances, vendors pay Safeway to promote their product. The promotion may be any combination of a temporary price reduction, a feature in print ads, a feature in a Safeway circular or a preferred location in the store. The promotions are typically one to two weeks long.

SAFEWAY INC. AND SUBSIDIARIES

Slotting allowances are a very small portion of total allowances. With slotting allowances, the vendor reimburses Safeway for the cost of placing new product on the shelf. Safeway has no obligation or commitment to keep the product on the shelf for a minimum period.
Contract allowances make up the remainder of all allowances. Under a typical contract allowance, a vendor pays Safeway to keep product on the shelf for a minimum period of time or when volume thresholds are achieved.
Promotional and slotting allowances are accounted for as a reduction in the cost of purchased inventory and are recognized when the related inventory is sold. Contract allowances are recognized as a reduction in the cost of goods sold as volume thresholds are achieved or through the passage of time.
Operating and Administrative Expense    Operating and administrative expense consists primarily of store occupancy costs and backstage expenses, which, in turn, consist primarily of wages, employee benefits, rent, depreciation and utilities.
Operating and administrative expense was 24.01% of sales in 2012 compared to 24.43% of sales in 2011 and 25.45% in 2010.
Operating and administrative expense margin decreased 42 basis points to 24.01% of sales in 2012 from 24.43% of sales in 2011. Higher fuel sales in 2012 decreased operating and administrative expense margin by 16 basis points. The remaining 26 basis-point decline was due primarily to a 12 basis-point basis-point decline from gains related to legal settlements and a 12 basis-point decline from lower labor costs.
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
Gain (Loss) on Property Dispositions    Operating and administrative expense included a net gain on property dispositions of $79.1 million in 2012. Operating and administrative expense included a net gain of $65.6 million in 2011, primarily consisting of a gain of $47.1 million on the sale of a distribution center in Burnaby, British Columbia and a net gain of $27.5 million in 2010.
Interest Expense    Interest expense was $304.0 million in 2012, compared to $272.2 million in 2011 and $298.5 million in 2010. The increase in 2012 was due to higher average borrowings, partly offset by lower average interest rates. Interest expense decreased in 2011 primarily due to a combination of lower average borrowings and a lower average interest rate. Average borrowings were $6,467.6 million, $5,126.8 million, $5,276.6 million in 2012, 2011 and 2010, respectively. Average interest rates were 4.70%, 5.31% and 5.66% in 2012, 2011 and 2010, respectively.
Other Income    Other income consists primarily of interest income and equity in earnings from Safeway’s unconsolidated affiliate. Interest income was $10.3 million in 2012, $6.7 million in 2011 and $4.4 million in 2010. Equity in earnings of unconsolidated affiliate was $17.5 million in 2012, $13.0 million in 2011 and $15.3 million in 2010.
Income Taxes    Income tax expense was $262.2 million, or 31.7% of pre-tax income, in 2012. In 2011, Safeway had income tax expense of $363.9 million, or 41.3% of pre-tax income. Fiscal 2011 included a $98.9 million tax charge resulting from the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary.

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
Self-insurance reserves are actuarially determined primarily by applying historical paid loss and incurred loss development trends to current cash and incurred expected losses in order to estimate total losses. We then discount total expected losses to their present value using a risk-free rate of return.
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
The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, we are able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 0.75% in 2012, 0.75% in 2011 and 2.00% in 2010. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $5 million.
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
Store Lease Exit Costs and Impairment Charges    Safeway assesses store impairment indicators quarterly. Safeway’s policy is to recognize losses relating to the impairment of long-lived assets when expected net future cash flows are less than the assets’ carrying values. When stores that are under long-term leases close, Safeway records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries. In both cases, fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. However, these estimates project future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions.
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
Safeway bases the discount rate on current investment yields on high-quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high-quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2012 pension expense was 4.8%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2012, the Company’s assumed rate of return was 7.75% on U.S. pension assets and 6.50% on Canadian pension assets. For 2013, the Company's assumed rate of return is 7.50% on U.S pension assets and 6.25% on Canadian pension assets. Over the 10-year period ended December 29, 2012, the average rate of return was approximately 7% for U.S. and 6% for Canadian pension assets, slightly below the Company's assumed rate of return. The deteriorating conditions in the global financial markets during 2008 led to a substantial reduction in the 10-year average rate of return on pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.
The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2012	2011
Equity	65%	64.3%	65.5%
Fixed income	35	33.0	33.3
Cash and other	—	2.7	1.2
Total	100%	100.0%	100.0%
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

SAFEWAY INC. AND SUBSIDIARIES

Sensitivity to changes in the major assumptions for Safeway's pension plans are as follows (in millions):

		United States		Canada
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+1 pt	$—	$13.0	$—	$3.5
	-1 pt	$—	$(13.0)	$—	$(3.5)
Discount rate	+1 pt	$268.2	$28.8	$79.4	$6.2
	-1 pt	$(338.6)	$(36.1)	$(92.9)	$(6.3)
Cash contributions to the Company’s pension and post-retirement benefit plans are expected to total approximately $94 million in 2013 and totaled $159.5 million in 2012, $176.2 million in 2011 and $17.7 million in 2010.
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

Liquidity and Financial Resources
Net cash flow from operating activities was $1,569.7 million in 2012, $2,023.6 million in 2011 and $1,849.7 million in 2010. Net cash flow from operating activities declined in 2012 compared to 2011 primarily due to a greater use of cash flow for working capital which was largely calender driven.
Blackhawk receives significant cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. Changes in payables related to third-party gift cards, net of receivables, was a source of cash of $26.4 million in 2012 compared to a source of cash of $293.6 million in 2011, primarily as a result of the timing of holiday sales and a shift towards payables with shorter payment terms.

The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets. Since 2008, the financial markets have improved. Despite the improvement, the projected benefit obligation exceeds the fair value of the plan assets. As a result, cash contributions to pension and post-retirement plans increased from $17.7 million in 2010 to approximately $176.2 million in 2011 and $159.5 million in 2012. Cash contributions are expected to decline to approximately $94.0 million in 2013 due primarily to the impact of the Pension Funding Stabilization legislation which increased the discount rate used to determine pension funding (but which had no effect on pension expense).
Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $572.0 million in 2012, $1,014.5 million in 2011 and $798.8 million in 2010. Net cash flow used by investing activities declined in 2012 compared to 2011 primarily as a result of higher capital expenditures in 2011, higher proceeds from the sale of property in 2012 and net cash proceeds from discontinued operations in 2012. Net cash flow used by investing activities increased in 2011 compared to 2010 primarily as a result of higher capital expenditures, partly offset by higher proceeds from the sale of property in 2011.

SAFEWAY INC. AND SUBSIDIARIES

Cash paid for property additions was $0.9 billion in 2012, $1.1 billion in 2011 and $0.8 billion in 2010. The decrease in capital expenditures in 2012 was due to fewer store openings and fewer remodels. The increase in capital expenditures in 2011 compared to 2010 was primarily due to an increase in new store openings and the refurbishment of some in-store pharmacies. In 2012, the Company opened nine new Lifestyle stores and completed four Lifestyle store remodels.  In 2011, the Company opened 25 new Lifestyle stores and completed 29 Lifestyle store remodels. In 2010, the Company opened 14 new Lifestyle stores and completed 60 Lifestyle store remodels. In 2013, the Company expects to spend approximately $1.1 billion in cash capital expenditures.
Net cash flow used by financing activities was $1,373.8 million in 2012, $1,077.3 million in 2011 and $768.1 million in 2010. In 2012, net cash additions to debt were $73.0 million. The Company also repurchased $1,274.5 million of common stock and paid $163.9 million in dividends. In 2011, Safeway had net cash additions to debt of $609.1 million, repurchased $1,554.0 million of common stock and paid $188.0 million in dividends. In 2010, net cash payments on debt were $84.8 million. Additionally, the Company repurchased $621.1 million of common stock and paid $168.1 million in dividends.
As previously announced, Safeway’s subsidiary, Blackhawk Network Holdings, Inc., plans to file a registration statement in the United States for a potential initial public offering of a minority stake in Blackhawk Network Holdings. Depending on market conditions, the Company anticipates executing a transaction in the first half of 2013. This Annual Report on Form 10-K does not constitute an offer to sell, or a solicitation of an offer to buy, any securities, which will be made only by prospectus.
Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential borrowing under Safeway’s commercial paper program, its credit agreement and debt offerings, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreement.
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

	Fiscal Year
(in millions)	2012	2011	2010
Net cash flow from operating activities	$1,569.7	$2,023.6	$1,849.7
(Increase) decrease in payables related to third-party gift cards, net of receivables	(26.4)	(293.6)	6.9
Net cash flow from operating activities, as adjusted	1,543.3	1,730.0	1,856.6

Net cash flow used by investing activities	(572.0)	(1,014.5)	(798.8)
Investments and business acquisitions	—	35.9	—
Net cash flow used by investing activities, as adjusted	(572.0)	(978.6)	(798.8)
Free cash flow	$971.3	$751.4	$1,057.8

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

SAFEWAY INC. AND SUBSIDIARIES

The computation of Adjusted EBITDA, as defined by the credit agreement, is provided below solely to provide an understanding of Safeway's compliance with covenants under the credit agreement. Adjusted EBITDA should not be considered as an alternative to net income or cash flow from operating activities (which are determined in accordance with U.S. GAAP) and is not being presented as an indicator of operating performance or a measure of liquidity. Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA (dollars in millions).

	52 Weeks 2012
Adjusted EBITDA:
Net income attributable to Safeway Inc.	$596.5
Add (subtract):
Property impairment charges and tax expense from discontinued operations	27.7
Income taxes	262.2
Interest expense	304.0
Depreciation expense	1,134.3
LIFO expense	0.7
Share-based employee compensation	55.1
Property impairment charges	46.5
Equity in earnings of unconsolidated affiliate	(17.5)
Dividend from unconsolidated affiliate	0.7
Total Adjusted EBITDA	$2,410.2
Adjusted EBITDA as a multiple of interest expense	7.93	x
Minimum Adjusted EBITDA as a multiple of interest expense under bank credit agreement	2.00	x
Total debt at year-end 2012	$5,573.7
Less cash and equivalents in excess of $75.0 at December 29, 2012	277.2
Adjusted Debt	$5,296.5
Adjusted Debt to Adjusted EBITDA	2.20	x
Maximum Adjusted Debt to Adjusted EBITDA under bank credit agreement	3.50	x
Shelf Registration    On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors has authorized issuance of up to $3.0 billion of securities under the Shelf. As of December 29, 2012, $1.95 billion of securities were available for issuance under the board’s authorization.
Commercial Paper Information about the Company's commercial paper borrowings appear in Note D to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Dividends Declared on Common Stock    The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2012, 2011 and 2010.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2012
Quarter 4	12/05/12	12/17/12	$0.1750	$41.9	$162.0
Quarter 3	08/22/12	09/20/12	0.1750	41.9	120.1
Quarter 2	05/15/12	06/21/12	0.1750	41.9	78.2
Quarter 1	03/16/12	03/29/12	0.1450	36.3	36.3
2011
Quarter 4	12/07/11	12/22/11	$0.1450	$43.8	$187.6
Quarter 3	08/24/11	09/22/11	0.1450	49.3	143.8
Quarter 2	05/19/11	06/23/11	0.1450	50.7	94.5
Quarter 1	03/15/11	03/24/11	0.1200	43.8	43.8
2010
Quarter 4	12/07/10	12/23/10	$0.1200	$44.2	$173.5
Quarter 3	08/24/10	09/23/10	0.1200	44.7	129.3
Quarter 2	05/19/10	06/24/10	0.1200	45.8	84.6
Quarter 1	03/10/10	03/25/10	0.1000	38.8	38.8
Dividends Paid on Common Stock    The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2012, 2011 and 2010.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2012
Quarter 4	10/11/12	09/20/12	$0.1750	$41.9	$163.9
Quarter 3	07/12/12	06/21/12	0.1750	41.9	122.0
Quarter 2	04/12/12	03/29/12	0.1450	36.3	80.1
Quarter 1	01/12/12	12/22/11	0.1450	43.8	43.8
2011
Quarter 4	10/13/11	09/22/11	$0.1450	$49.3	$188.0
Quarter 3	07/14/11	06/23/11	0.1450	50.7	138.7
Quarter 2	04/14/11	03/24/11	0.1200	43.8	88.0
Quarter 1	01/13/11	12/23/10	0.1200	44.2	44.2
2010
Quarter 4	10/14/10	09/23/10	$0.1200	$44.7	$168.1
Quarter 3	07/15/10	06/24/10	0.1200	45.8	123.4
Quarter 2	04/15/10	03/25/10	0.1000	38.8	77.6
Quarter 1	01/14/10	12/24/09	0.1000	38.8	38.8

SAFEWAY INC. AND SUBSIDIARIES

Stock Repurchase Program    From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2012, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $8.2 billion, leaving an authorized amount for repurchases of approximately $0.8 billion. During fiscal 2012, Safeway repurchased approximately 57.6 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $1,240.3 million. The average price per share, excluding commissions, was $21.51. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
Contractual Obligations    The table below presents significant contractual obligations of the Company at year-end 2012 (in millions) (1):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt (2)	$294.0	$1,170.5	$588.2	$401.9	$501.9	$2,169.4	$5,125.9
Estimated interest on long-term debt	235.3	209.4	167.1	164.1	150.4	884.5	1,810.8
Capital lease obligations (2),(3)	36.2	36.6	38.4	36.0	33.3	267.3	447.8
Interest on capital leases	39.3	36.3	32.9	30.0	27.0	126.1	291.6
Self-insurance liability	137.4	91.1	59.7	37.4	27.2	127.3	480.1
Interest on self-insurance liability	0.5	1.0	1.1	1.0	0.9	11.6	16.1
Operating leases (3)	478.8	455.4	403.5	360.2	307.3	2,079.0	4,084.2
Marketing development funds	44.0	35.8	26.7	12.8	6.9	6.9	133.1
Contracts for purchase of property, equipment and construction of buildings	272.1	—	—	—	—	—	272.1
Fixed-price energy contracts (4)	42.3	20.5	17.1	1.2	1.3	12.8	95.2
Other purchase obligations	66.5	9.2	2.8	—	—	—	78.5
Total	$1,646.4	$2,065.8	$1,337.5	$1,044.6	$1,056.2	$5,684.9	$12,835.4
 (1) Excludes funding of pension and post-retirement benefit obligations which were $159.5 million in 2012. The Company currently expects to contribute approximately $94 million to its pension and post-retirement benefit plans in 2013. Also excludes contributions under various multiemployer pension plans, which totaled $310.0 million in 2012. Additionally, the amount of unrecognized tax benefits ($119.4 million at December 29, 2012) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Purchase orders for inventory are not included in the above table as they are cancelable by their terms.

(2)	Required principal payments only.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2012, these charges totaled approximately $212.3 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”
Off-Balance Sheet Arrangements
Guarantees    The Company is party to a variety of contractual agreements under which it may be obligated to indemnify the other party for certain matters. These contracts primarily relate to the Company’s commercial

SAFEWAY INC. AND SUBSIDIARIES

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
Letters of Credit    The Company had letters of credit of $50.9 million outstanding at year-end 2012. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.10% on the face amount of the letters of credit.
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
Interest Rate Risk    Safeway manages interest rate risk through the use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. At year-end 2012, the Company had no interest rate swaps.
Foreign Currency Exchange Risk    Safeway is exposed to foreign currency risk, primarily through its operations in Canada. Certain transactions and the Company’s net equity investment in Canada are exposed to economic losses in the event of adverse changes in the currency exchange rate. Currently, Safeway does not use derivative financial instruments to offset the risk of foreign currency.
Commodity Price Risk    Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2012.
Long-Term Debt    The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2012 (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$294.0	$1,170.5	$588.2	$401.9	$501.9	$2,169.4	$5,125.9	$5,408.2
Weighted average interest rate	1.79%	4.80%	1.74%	3.42%	6.35%	5.52%	4.63%

(1)	Primarily fixed-rate debt.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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
The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 29, 2012.
The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Steven A. Burd	/s/ Peter J. Bocian
STEVEN A. BURD	PETER J. BOCIAN
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2013	February 26, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. We also have audited the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California
February 26, 2013

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per-share amounts)

	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Sales and other revenue	$44,206.5	$43,630.2	$41,050.0
Cost of goods sold	(32,486.5)	(31,836.5)	(29,442.5)
Gross profit	11,720.0	11,793.7	11,607.5
Operating and administrative expense	(10,615.9)	(10,659.1)	(10,448.1)
Operating profit	1,104.1	1,134.6	1,159.4
Interest expense	(304.0)	(272.2)	(298.5)
Other income, net	28.3	19.7	20.3
Income before income taxes	828.4	882.1	881.2
Income taxes	(262.2)	(363.9)	(290.6)
Income from continuing operations, net of tax	566.2	518.2	590.6
Gain from discontinued operations, net of tax	31.9	—	—
Net income before allocation to noncontrolling interests	598.1	518.2	590.6
Less noncontrolling interests	(1.6)	(1.5)	(0.8)
Net income attributable to Safeway Inc.	$596.5	$516.7	$589.8

Basic earnings per share:
Continuing operations	$2.28	$1.49	$1.56
Discontinued operations	$0.13	$—	$—
Total	$2.41	$1.49	$1.56

Diluted earnings per share:
Continuing operations	$2.27	$1.49	$1.55
Discontinued operations	$0.13	$—	$—
Total	$2.40	$1.49	$1.55

Weighted average shares outstanding – basic	245.6	343.4	378.3
Weighted average shares outstanding – diluted	245.9	343.8	379.6
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Net income before allocation to noncontrolling interests	$598.1	$518.2	$590.6
Other comprehensive (loss) income:
Translation adjustments, net of tax	(3.1)	8.8	90.6
Pension and post-retirement benefits adjustment to funded status, net of tax	(79.7)	(210.3)	(38.9)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	69.5	51.0	49.1
Other, net of tax	1.0	1.0	1.0
Total other comprehensive (loss) income	(12.3)	(149.5)	101.8
Comprehensive income including noncontrolling interests	585.8	368.7	692.4
Comprehensive income attributable to noncontrolling interests	(1.6)	(1.5)	(0.8)
Comprehensive income attributable to Safeway Inc.	$584.2	$367.2	$691.6
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2012	Year-end 2011
Assets
Current assets:
Cash and equivalents	$352.2	$729.4
Receivables	909.0	652.1
Merchandise inventories, net of LIFO reserve of $70.5 and $70.1	2,562.0	2,469.6
Prepaid expenses and other current assets	344.7	335.7
Total current assets	4,167.9	4,186.8
Property:
Land	1,881.4	1,775.5
Buildings	6,812.6	6,527.2
Leasehold improvements	3,485.5	3,664.1
Fixtures and equipment	7,958.5	7,819.7
Property under capital leases	612.1	591.4
	20,750.1	20,377.9
Less accumulated depreciation and amortization	(11,525.5)	(10,740.3)
Total property, net	9,224.6	9,637.6
Goodwill	471.5	469.8
Investment in unconsolidated affiliate	191.7	196.8
Other assets	601.3	582.6
Total assets	$14,657.0	$15,073.6

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2012	Year-end 2011
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$294.0	$811.3
Current obligations under capital leases	36.2	29.2
Accounts payable	3,125.0	2,917.0
Accrued salaries and wages	460.9	500.9
Deferred income taxes	45.7	77.8
Other accrued liabilities	643.8	675.9
Total current liabilities	4,605.6	5,012.1
Long-term debt:
Notes and debentures	4,831.9	4,165.0
Obligations under capital leases	411.6	404.7
Total long-term debt	5,243.5	4,569.7
Deferred income taxes	178.5	141.9
Pension and post-retirement benefit obligations	914.5	904.5
Accrued claims and other liabilities	781.5	730.1
Total liabilities	11,723.6	11,358.3
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 605.3 and 604.5 shares issued	6.1	6.0
Additional paid-in capital	4,505.6	4,463.9
Treasury stock at cost: 365.8 and 307.9 shares	(9,119.8)	(7,874.4)
Accumulated other comprehensive loss	(73.8)	(61.5)
Retained earnings	7,609.8	7,175.3
Total Safeway Inc. equity	2,927.9	3,709.3
Noncontrolling interest	5.5	6.0
Total equity	2,933.4	3,715.3
Total liabilities and stockholders’ equity	$14,657.0	$15,073.6
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Operating Activities:
Net income before allocation to noncontrolling interest	$598.1	$518.2	$590.6
Gain from discontinued operations, net of tax	(31.9)	—	—
Income from continuing operations	566.2	518.2	590.6
Reconciliation to net cash flow from operating activities:
Depreciation expense	1,134.3	1,148.8	1,162.4
Property impairment charges	46.5	44.7	71.7
Share-based employee compensation	55.1	50.0	55.5
LIFO expense (income)	0.7	35.1	(28.0)
Equity in earnings of unconsolidated affiliate	(17.5)	(13.0)	(15.3)
Net pension and post-retirement benefits expense	150.8	114.3	125.2
Contributions to pension and post-retirement benefit plans	(159.5)	(176.2)	(17.7)
Gain on property dispositions and lease exit costs, net	(79.1)	(65.6)	(27.5)
Increase in accrued claims and other liabilities	44.8	23.2	36.2
Deferred income taxes	(36.0)	(63.7)	(31.3)
Other	13.0	23.5	(3.4)
Changes in working capital items:
Receivables	(5.6)	(2.1)	14.6
Inventories at FIFO cost	(84.7)	95.0	(64.4)
Prepaid expenses and other current assets	(27.5)	(13.1)	(15.3)
Income taxes	(82.7)	91.4	(3.7)
Payables and accruals	24.5	(80.5)	7.0
Payables related to third-party gift cards, net of receivables	26.4	293.6	(6.9)
Net cash flow from operating activities	1,569.7	2,023.6	1,849.7

Investing Activities:
Cash paid for property additions	(927.6)	(1,094.7)	(837.5)
Proceeds from sale of property	300.8	188.0	84.5
Net cash proceeds from discontinued operations	107.0	—	—
Investments and business acquisitions	—	(35.9)	—
Other	(52.2)	(71.9)	(45.8)
Net cash used by investing activities	(572.0)	(1,014.5)	(798.8)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Financing Activities:
Additions to (payments on) short-term borrowings, net	1.2	(0.8)	0.2
Additions to long-term borrowings	3,623.4	3,697.5	1,627.4
Payments on long-term borrowings	(3,551.6)	(3,087.6)	(1,712.4)
Purchase of treasury stock	(1,274.5)	(1,554.0)	(621.1)
Dividends paid	(163.9)	(188.0)	(168.1)
Net proceeds from exercise of stock options	3.8	73.4	117.1
Excess tax benefit from share-based employee compensation	1.3	1.8	1.6
Other	(13.5)	(19.6)	(12.8)
Net cash flow used by financing activities	(1,373.8)	(1,077.3)	(768.1)
Effect of changes in exchange rates on cash	(1.1)	18.8	24.5
(Decrease) increase in cash and equivalents	(377.2)	(49.4)	307.3
Cash and Equivalents:
Beginning of year	729.4	778.8	471.5
End of year	$352.2	$729.4	$778.8
Other Cash Information:
Cash payments during the year for:
Interest	$322.3	$302.6	$315.7
Income taxes, net of refunds	380.9	336.2	325.6
Non-cash Investing and Financing Activities:
Capital lease obligations entered into	$48.1	$1.1	$0.1
Purchases of property, plant and equipment included in accounts payable	107.8	198.8	130.1
Notes received in the sale of real estate	—	97.3	16.4
Mortgage notes assumed in property additions	42.9	3.7	1.9

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions, except per-share amounts)

	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Common Stock:
Balance, beginning of year	$6.0	$6.0	$5.9
Options exercised	0.1	—	0.1
Balance, end of year	6.1	6.0	6.0
Additional Paid-In Capital:
Balance, beginning of year	4,463.9	4,363.1	4,212.4
Share-based employee compensation	55.1	50.0	55.5
Options exercised/cancelled, net	(11.9)	53.7	105.8
Other	(1.5)	(2.9)	(10.6)
Balance, end of year	4,505.6	4,463.9	4,363.1
Treasury Stock:
Balance, beginning of year	(7,874.4)	(6,283.8)	(5,661.8)
Purchase of treasury stock	(1,240.3)	(1,588.2)	(621.1)
Other	(5.1)	(2.4)	(0.9)
Balance, end of year	(9,119.8)	(7,874.4)	(6,283.8)
Retained Earnings:
Balance, beginning of year (1)	7,175.3	6,846.2	6,403.7
Prior period adjustment (Note A)			26.2
Balance, beginning of year, as corrected			6,429.9
Net income attributable to Safeway Inc.	596.5	516.7	589.8
Cash dividends declared ($0.67, $0.555 and $0.46 per share)	(162.0)	(187.6)	(173.5)
Balance, end of year	7,609.8	7,175.3	6,846.2
Accumulated Other Comprehensive (Loss) Income:
Balance, beginning of year	(61.5)	88.0	(13.8)
Translation adjustments (net of tax of $ –, $ – and $3.0)	(3.1)	8.8	90.6
Pension and post-retirement benefits adjustment to funded status (net of tax of $45.5, $113.3 and $17.5)	(79.7)	(210.3)	(38.9)
Recognition of pension and post-retirement benefits actuarial loss (net of tax of $40.5, $31.0 and $29.2)	69.5	51.0	49.1
Other (net of tax of $0.5, $0.1 and $0.3)	1.0	1.0	1.0
Balance, end of year	(73.8)	(61.5)	88.0
Noncontrolling Interests:
Balance, beginning of year	6.0	4.4	—
Adoption of accounting guidance on noncontrolling interests, net of tax	—	—	2.8
Net earnings attributable to noncontrolling interests, net of tax	1.6	1.5	0.8
Other	(2.1)	0.1	0.8
Balance, end of year	5.5	6.0	4.4
Total Equity	$2,933.4	$3,715.3	$5,023.9

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions)

	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
	Number of Shares Issued
Common Stock:
Balance, beginning of year	604.5	599.8	592.6
Options exercised	0.1	3.2	6.1
Restricted stock grants	0.7	1.5	1.1
Balance, end of year	605.3	604.5	599.8

	Number of Shares
Treasury Stock:
Balance, beginning of year	(307.9)	(231.8)	(204.3)
Purchase of treasury stock	(57.6)	(76.1)	(27.4)
Other	(0.3)	—	(0.1)
Balance, end of year	(365.8)	(307.9)	(231.8)
(1) 2011 and 2010 have been corrected for the prior period adjustment discussed in Note A under the caption "Corrections to Previously Reported Financial Statements."
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A:   The Company and Significant Accounting Policies
The Company    Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in North America, with 1,641 stores as of year-end 2012. Safeway’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, the Chicago metropolitan area and the Mid-Atlantic region. The Company’s Canadian retail operations are located principally in British Columbia, Alberta and Manitoba/Saskatchewan. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
Blackhawk Network, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, provides gift cards, other prepaid products and payment services to consumers through a network of retail store locations in the United States, Canada, Europe, Mexico and Australia and various online channels. Prepaid products include: closed loop cards, open loop cards, financial services products and telecom products. Additionally, Blackhawk provides card production services and a secondary market for prepaid cards.
The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 195 food and general merchandise stores in Western Mexico.
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
Fiscal Year    The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”), the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”) and the 52-week period ended January 1, 2011 (“fiscal 2010” or “2010”).
Corrections to Previously Reported Financial Statements Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Company identified an error in the accounting for real estate taxes in the states of California and Washington. This error, which accumulated gradually over many years, resulted in liability for real estate taxes being overstated by approximately $42.8 million as of December 31, 2011. Safeway assessed the materiality of this item on previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any of the individual annual or interim periods. In accordance with SAB No. 108, Safeway has corrected the accompanying consolidated financial statements by increasing 2010 beginning retained earnings by $26.2 million and increasing retained earnings at year-end 2011 by the same amount. This correction increased Current Deferred Income Taxes by $16.6 million and decreased accrued real estate taxes within Other Accrued Liabilities by $42.8 million. The effect on the 2011 and 2010 consolidated statement of operations is insignificant. This correction results in no other revisions to the consolidated financial statements.
Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Translation of Foreign Currencies    Assets and liabilities of the Company’s Canadian subsidiaries and Casa Ley are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars, net of applicable income taxes, are included as a separate component in the statement of comprehensive income, within accumulated other comprehensive income in the consolidated balance sheets and within the consolidated statements of stockholders' equity.
Revenue Recognition    Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.
Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which redemption is considered remote. Breakage amounts were $9.8 million, $9.2 million and $9.2 million in 2012, 2011 and 2010, respectively.
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
Cost of Goods Sold    Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. All vendor allowances are recorded as a reduction of cost of goods when earned. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $497.0 million in 2012, $491.3 million in 2011 and $508.7 million in 2010.
Cash and Equivalents    Cash and equivalents include short-term investments with original maturities of less than three months and credit and debit card sales transactions which settle within a few business days of year end.
Book overdrafts at year-end 2012 and 2011 of $25.8 million and $1.2 million, respectively, are included in accounts payable.
Receivables    Receivables include pharmacy, gift card receivables and miscellaneous trade receivables.
Merchandise Inventories    Merchandise inventory of $1,608.4 million at year-end 2012 and $1,607.6 million at year-end 2011 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value. Such LIFO inventory had a replacement or current cost of $1,678.9 million at year-end 2012 and $1,677.7 million at year-end 2011. Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations. The remaining inventory consists primarily of perishables, pharmacy and fuel inventory. Perishables are counted every four weeks and are carried at the last purchased cost or the last four-week average cost, which approximates first-in, first out ("FIFO") cost. Pharmacy and fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property and Depreciation    Property is stated at cost. Depreciation expense on buildings and equipment is computed on the straight-line method using the following lives:

Stores and other buildings	7 to 40 years
Fixtures and equipment	3 to 15 years
Safeway capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage as part of fixtures and equipment. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets.
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
Self-Insurance    The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 0.75% in 2012, 0.75% in 2011 and 2.00% in 2010.
A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2012	2011	2010
Beginning balance	$470.9	$468.5	$453.8
Expense	151.6	151.1	148.3
Claim payments	(142.5)	(148.6)	(134.0)
Currency translation	0.1	(0.1)	0.4
Ending balance	480.1	470.9	468.5
Less current portion	(137.4)	(129.4)	(129.5)
Long-term portion	$342.7	$341.5	$339.0
The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $496.2 million at year-end 2012 and $485.7 million at year-end 2011.
Deferred Rent
Rent Escalations.    The Company recognizes escalating rent provisions on a straight-line basis over the lease term.
Rent Holidays.    Certain of the Company’s operating leases contain rent holidays. For these leases, Safeway recognizes the related rent expense on a straight-line basis starting at the earlier of the first rent payment or the date of possession of the leased property. The difference between the amounts charged to expense and the rent paid is recorded as deferred lease incentives and amortized over the lease term.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Warrants.    Blackhawk issued warrants to third parties to purchase shares of Blackhawk common stock. The warrants are accounted for as liability awards and marked to market every period. The liability is calculated using the Black-Scholes model and included in accrued claims and other liabilities on the balance sheet. Since there is no active market for these warrants, the valuation model uses unobservable pricing inputs and management estimates.
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
Notes receivables The Company's notes receivables, included in other assets, is comprised primarily of notes receivable resulting from the sale of real estate. The fair value of note receivables is estimated by discounting expected future cash flows using interest rates, adjusted for credit risk, at which similar loans could be made under current market conditions. As of December 29, 2012, the carrying value of notes receivables, which approximates fair value, was $130.6 million.
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
Accumulated Other Comprehensive (Loss) Income    Accumulated other comprehensive (loss) income, net of applicable taxes, consisted of the following at year-end (in millions):

	2012	2011	2010
Translation adjustments	$399.0	$402.1	$393.3
Pension and post-retirement benefits adjustment to funded status	(737.8)	(658.1)	(447.8)
Recognition of pension and post-retirement benefits actuarial loss	265.5	196.0	145.0
Other	(0.5)	(1.5)	(2.5)
Total	$(73.8)	$(61.5)	$88.0
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU amends Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income" and requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 is not expected to have a material impact on Safeway's consolidated financial statements.

Note B: Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.
A summary of changes in Safeway’s goodwill by geographic area is as follows (in millions):

		2012				2011
	U.S.	Canada		Total	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$96.2		$4,461.1	$4,324.4	$97.8		$4,422.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—		(3,991.3)
	373.6	96.2		469.8	333.1	97.8		430.9
Activity during the year:
Acquisition	—	—		—	40.5	—		40.5
Other adjustments	—	1.7	(1)	1.7	—	(1.6)	(1)	(1.6)
	—	1.7		1.7	40.5	(1.6)		38.9
Balance – end of year:
Goodwill	4,364.9	97.9		4,462.8	4,364.9	96.2		4,461.1
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—		(3,991.3)
	$373.6	$97.9		$471.5	$373.6	$96.2		$469.8

(1)	Represents foreign currency translation adjustments in Canada.
On September 16, 2011, Blackhawk acquired Cardpool, Inc., a prepaid card exchange company where customers can buy, sell or trade previously issued prepaid cards. The purchase consideration was $42.3 million, consisting of $9.9 million cash paid at close, a $9.2 million payment due one year after close and contingent payments for up to $23.2 million. At year-end 2012, Cardpool achieved financial and operating milestones, resulting in $1.4 million of the contingent consideration as payable, and the remaining payments are potentially payable up to three years after acquisition, based on the achievement of certain financial

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

targets and operational milestones. Goodwill recognized in this transaction amounted to $40.5 million which is not deductible for tax purposes.
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
Based upon the results of our 2012, 2011 and 2010 analyses, no impairment of goodwill was indicated in 2012, 2011 or 2010.

Note C:    Store Lease Exit Costs and Impairment Charges
Impairment Write-Downs    Safeway recognized impairment charges on the write-down of long-lived assets of $46.5 million in 2012, $44.7 million in 2011 and $71.7 million in 2010. These charges are included as a component of operating and administrative expense.
Store Lease Exit Costs    The reserve for store lease exit costs includes the following activity for 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Beginning balance	$77.0	$94.0	$87.6
Provision for estimated net future cash flows of additional closed stores (1)	19.4	2.8	5.1
Net cash flows, interest accretion, changes in estimates of net future cash flows	(19.9)	(19.8)	1.3
Ending balance	$76.5	$77.0	$94.0
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

Note D:  Financing
Notes and debentures were composed of the following at year end (in millions):

	2012	2011
Commercial paper	$—	$—
Bank credit agreement, unsecured	—	39.5
Term credit agreement, unsecured	700.0	—
Other bank borrowings, unsecured	2.8	1.6
Mortgage notes payable, secured	48.3	10.1
5.80% Senior Notes due 2012, unsecured	—	800.0
Floating Rate Senior Notes due 2013, unsecured	250.0	—
3.00% Second Series Notes due 2014, unsecured	302.2	296.9
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	22.6	23.8
Interest rate swap fair value adjustment	—	4.4
	5,125.9	4,976.3
Less current maturities	(294.0)	(811.3)
Long-term portion	$4,831.9	$4,165.0
Commercial Paper    The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement, described in the following paragraph. Commercial paper is classified as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2015. During 2012, the average commercial paper borrowing was $681.7 million and had a weighted-average interest rate of 0.86%. During 2011, the average commercial paper borrowing was $395.8 million which had a weighted-average interest rate of 0.39%.
Bank Credit Agreement    The Company has a $1,500.0 million credit agreement with a syndicate of banks which has a termination date of June 1, 2015 and provides for two additional one-year extensions of the termination date. The credit agreement provides (i) to Safeway a $1,250.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and Canada Safeway Limited a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The credit agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the credit agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the credit agreement, to interest expense ratio of 2.0 to 1 and is required to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 29, 2012, the Company was in compliance with these covenant requirements. As of December 29, 2012, there were no borrowings, and letters of credit totaled $43.6 million under the Credit Agreement. Total unused borrowing capacity under the credit agreement was $1,456.4 million as of December 29, 2012.
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
During 2012, the Company paid facility fees ranging from 0.125% to 0.15% on the total amount of the credit facility.
Term Credit Agreement In December 2011, Safeway entered into a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provided an up to $700.0 million three-year and three-month senior term credit facility available to Safeway as a delayed draw term credit facility in two draws (each of which was required to be in minimum amounts of $100.0 million and increments of $25.0 million) from the closing date through, on or prior to, April 19, 2012. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the term credit agreement) plus a pricing margin or a Eurodollar Rate (as defined in the term credit agreement) plus a pricing margin. Semi-annual principal payments equal to 5.50% of the aggregate principal amount of the term loans are required beginning on June 30, 2013, with any remaining principal balances due at the maturity of the term credit agreement. The term credit agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Bank Credit Agreement." As of December 29, 2012, the Company was in compliance with these covenant requirements. As of December 29, 2012, there were $700 million of borrowings under the term credit agreement with an interest rate of 1.46% and no unused borrowing capacity under the term credit agreement.
During the availability period in 2012, the Company paid commitment fees of 0.175% on the total amount available to be drawn under the term credit agreement.
Shelf Registration    On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors authorized issuance of up to $3.0 billion of securities under the Shelf. As of December 29, 2012, $1.95 billion of securities were available for issuance under the board’s authorization.
Senior Unsecured Indebtedness   Safeway issued $250.0 million of Floating Rate Notes on June 14, 2012, which mature on December 12, 2013. The interest rate on these notes at year-end 2012 was 1.81%.
Canada Safeway Limited, an indirect, wholly-owned subsidiary of Safeway, issued CAD300.0 million of 3.00% Second Series Notes on March 31, 2011, which mature on March 31, 2014. On December 5, 2011, Safeway issued $400.0 million of 3.40% Senior Notes and $400.0 million of 4.75% Senior Notes which mature on December 1, 2016 and December 1, 2021, respectively.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

These Senior Notes are subject to limited covenants, including limitations on liens and limitations on sale and leaseback transactions
Mortgage Notes Payable    Mortgage notes payable at year-end 2012 have remaining terms ranging from less than three years to nine years, had a weighted-average interest rate during 2012 of 5.59% and are secured by properties with a net book value of approximately $92.2 million.
Other Notes Payable    Other notes payable at year-end 2012 have remaining terms ranging from two years to 23 years and had a weighted average interest rate of 6.77% during 2012.
Annual Debt Maturities    As of year-end 2012, annual debt maturities (principal payments only) were as follows (in millions):

2013	$294.0
2014	1,170.5
2015	588.2
2016	401.9
2017	501.9
Thereafter	2,169.4
$5,125.9
Letters of Credit    The Company had letters of credit of $50.9 million outstanding at year-end 2012, of which $43.6 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.10% on the face amount of the letters of credit.
Fair Value    At year-end 2012 and year-end 2011, the estimated fair value of debt, including current maturities, was $5,408.2 million and $5,371.3 million, respectively.

Note E: Financial Instruments
Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.  At year-end 2012, the Company had no interest rate swaps outstanding.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at December 29, 2012 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$96.5	$91.0	$5.5	$—
Short-term investments (1)	44.2	14.5	29.7	—
Non-current investments (2)	33.9	—	33.9	—
Total	$174.6	$105.5	$69.1	$—
Liabilities:
Contingent consideration (3)	$21.8	$—	$—	$21.8
Total	$21.8	$—	$—	$21.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended December 29, 2012 follows (in millions):

Contingent consideration
Balance, beginning of year	$26.3
Settlements	(1.5)
Unrealized gains	(3.0)
Balance, end of year	$21.8

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$546.0	$290.0	$256.0	$—
Short-term investments (1)	52.4	22.6	29.8	—
Non-current investments (2)	38.7	—	38.7	—
Interest rate swap (2)	4.4	—	4.4	—
Total	$641.5	$312.6	$328.9	$—
Liabilities:
Contingent consideration (3)	$26.3	$—	$—	$26.3
Total	$26.3	$—	$—	$26.3

(1)	Included in Prepaid Expense and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities on the balance sheet.

A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended December 31, 2011 follows (in millions):

Contingent consideration
Balance, beginning of year	$3.0
Additions	23.2
Unrealized losses	0.1
Balance, end of year	$26.3
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
In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During fiscal 2012, long-lived assets with a carrying value of $74.6 million were written down to their estimated fair value of $28.1 million, resulting in an impairment charge of $46.5 million. During fiscal 2011, long-lived assets with a carrying value of $64.1 million were written down to their estimated fair value of $19.4 million, resulting in an impairment charge of $44.7 million.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note G: Lease Obligations
At year-end 2012, Safeway leased approximately 55% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.
As of year-end 2012, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2013	$75.5	$478.8
2014	72.9	455.4
2015	71.3	403.5
2016	66.0	360.2
2017	60.3	307.3
Thereafter	393.4	2,079.0
Total minimum lease payments	739.4	$4,084.2
Less amounts representing interest	(291.6)
Present value of net minimum lease payments	447.8
Less current obligations	(36.2)
Long-term obligations	$411.6
Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $164.7 million.
Amortization expense for property under capital leases was $30.0 million in 2012, $28.5 million in 2011 and $29.8 million in 2010. Accumulated amortization of property under capital leases was $321.6 million at year-end 2012 and $303.1 million at year-end 2011.
The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2012	2011	2010
Property leases:
Minimum rentals	$458.7	$452.2	$447.9
Contingent rentals (1)	8.3	8.1	8.8
Less rentals from subleases	(10.5)	(9.0)	(8.7)
	456.5	451.3	448.0
Equipment leases	24.7	24.4	26.5
	$481.2	$475.7	$474.5
 (1) In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note H: Interest Expense
Interest expense consisted of the following (in millions):

	2012	2011	2010
Commercial paper	$6.0	$1.6	$1.6
Bank credit agreement	2.7	2.4	0.8
Term credit agreement	8.7	—	—
Other bank borrowings	0.1	0.1	0.1
Mortgage notes payable	1.8	0.7	1.2
4.95% Senior Notes due 2010	—	—	15.3
6.50% Senior Notes due 2011	—	5.4	32.5
5.80% Senior Notes due 2012	29.1	46.4	46.4
Floating Rate Senior Notes due 2013	2.7	—	—
3.00% Second Series Notes due 2014	9.0	6.8	—
6.25% Senior Notes due 2014	31.3	31.3	31.3
5.625% Senior Notes due 2014	14.1	14.1	14.1
3.40% Senior Notes due 2016	13.6	1.0	—
6.35% Senior Notes due 2017	31.8	31.8	31.8
5.00% Senior Notes due 2019	25.0	25.0	25.0
3.95% Senior Notes due 2020	19.7	19.7	8.2
4.75% Senior Notes due 2021	19.0	1.4	—
7.45% Senior Debentures due 2027	11.2	11.2	11.2
7.25% Senior Debentures due 2031	43.5	43.5	43.5
Other notes payable	1.8	2.1	1.7
Obligations under capital leases	43.0	47.1	50.4
Amortization of deferred finance costs	7.6	5.4	4.8
Interest rate swap agreements	(5.0)	(9.9)	(9.4)
Amortization of deferred gain on swap termination	—	—	(1.0)
Capitalized interest	(12.7)	(14.9)	(11.0)
	$304.0	$272.2	$298.5

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note I: Capital Stock
Shares Authorized and Issued    Authorized preferred stock consists of 25 million shares, of which none were outstanding during 2012, 2011 or 2010. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2012 was 239.5 million shares (net of 365.8 million shares of treasury stock) and 296.6 million shares at year-end 2011 (net of 307.9 million shares of treasury stock).
Stock Option Plans    Under Safeway’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options generally vest over four or five years. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 10 years from the date of the grant.
1999 Amended and Restated Equity Participation Plan    Under the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”), options generally vest over five or seven years. Although the 1999 Plan remains in full force and effect, there will be no more grants under this plan. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 10 years from the date of the grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. The 2007 Equity and Incentive Award Plan (the “2007 Plan”) and the 2011 Equity and Incentive Award Plan (the "2011 Plan"), discussed below, succeed the 1999 Plan.
2007 Equity and Incentive Award Plan    In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options to purchase 5.5 million shares were available for grant at December 29, 2012 under this plan. Shares issued as a result of the 2007 Plan may be treasury shares authorized but unissued shares or shares purchased in the open market.
2011 Equity and Incentive Award Plan In May 2011, the stockholders of Safeway approved the 2011 Plan. Under the 2011 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof to participants other than Safeway's Chief Executive Officer. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. At December 29, 2012, 13.6 million shares of common stock were available for issuance under this plan. Shares issued as a result of the 2011 Plan may be treasury shares, authorized but unissued shares or shares purchased in the open market.
Restricted Stock    The Company awarded 695,816 shares, 1,470,625 shares and 1,129,780 shares of restricted stock in 2012, 2011 and 2010, respectively, to certain officers and key employees. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense of $13.1 million in 2012, $10.5 million in 2011 and $6.1 million in 2010.
Performance Share Awards In 2012, Safeway granted performance share awards to certain executives for the first time. These performance share awards, covering a target of approximately 1.1 million shares, will vest over three years and are subject to the achievement of earnings per share goals determined on a compound annual growth rate basis relative to the S&P 500. If these goals are achieved above a certain level and Safeway meets certain Total Shareholder Return criteria, certain executives may receive additional shares of stock above the target number of performance shares, subject to a specified maximum. Likewise, executives may earn less than the target number of performance shares. The Company recorded $10.0 million in expense related to these awards in 2012 based on the expected achievement of the performance target. The payouts related to all active awards, if earned, will be settled in the Company’s common stock after the end of each performance period.
 Activity in the Company’s stock option plans for the year ended December 29, 2012 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, beginning of year	28,935,453	$26.37	$16.5
2012 Activity:
Granted	2,233,139	19.85
Canceled	(6,863,572)	26.17
Exercised	(207,627)	18.34
Outstanding, end of year	24,097,393	$25.92	$0.9
Exercisable, end of year (1)	15,116,752	$28.27	$—
Vested and expected to vest, end of year (2)	21,933,588	$26.38	$0.5
(1) The remaining weighted-average contractual life of these options is 2.5 years.
(2) The remaining weighted-average contractual life of these options is 3.8 years.

Weighted-average fair value of options granted during the year:
2010	$6.88
2011	5.87
2012	4.50
The total intrinsic value of options exercised was $0.7 million in 2012, $9.7 million in 2011 and $26.3 million in 2010. As of year-end 2012, there was $32.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Additional Stock Plan Information    Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2012			2011			2010
Expected life (in years)	6.25	–	6.5		6.5			6.5
Expected stock volatility	30.6%	–	33.9%	29.8%	–	34.1%	30.3%	–	31.2%
Risk-free interest rate	0.9%	–	1.3%	1.5%	–	2.7%	1.8%	–	3.1%
Expected dividend yield during the expected term	2.8%	–	3.7%	2.2%	–	2.7%	1.8%	–	2.2%
The expected term of the awards was determined utilizing the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: (vesting term + original contract term)/2. Expected stock volatility was determined based upon a combination of historical volatility for periods preceding the measurement date and estimates of implied volatility based upon open interests in traded option contracts on Safeway common stock. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. Expected dividend yield is based on Safeway’s dividend policy at the time the options were granted.
The following table summarizes information about unvested Safeway restricted stock as of December 29, 2012:

	Awards	Weighted- average grant date fair value
Unvested, beginning of year	2,525,205	$22.70
Granted	695,816	20.22
Vested	(658,561)	22.15
Canceled	(149,630)	22.28
Unvested, end of year	2,412,830	$22.16
At the date of vest, the fair value of restricted stock awards vested during the year was $14.2 million in 2012, $6.6 million in 2011 and $2.5 million in 2010. At December 29, 2012, there was $37.1 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years.
Total share-based compensation expenses recognized as a component of operating and administrative expense is as follows (in millions):

	2012	2011	2010
Share-based compensation expense	$55.1	$50.0	$55.5
Income tax benefit	(20.8)	(18.8)	(20.8)
Share-based compensation expense recognized in earnings, net of tax	$34.3	$31.2	$34.7

Note J: Taxes on Income
The components of income before income tax expense are as follows (in millions):

	2012	2011	2010
Domestic	$471.5	$500.3	$549.6
Foreign	356.9	381.8	331.6
	$828.4	$882.1	$881.2

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of income tax expense are as follows (in millions):

	2012	2011	2010
Current:
Federal	$180.0	$223.2	$180.2
State	21.0	48.0	43.9
Foreign	97.2	156.4	97.8
	298.2	427.6	321.9
Deferred:
Federal	(33.2)	(45.1)	(20.7)
State	(5.4)	(16.0)	(5.2)
Foreign	2.6	(2.6)	(5.4)
	(36.0)	(63.7)	(31.3)
	$262.2	$363.9	$290.6
Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2012	2011	2010
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$289.9	$308.7	$308.4
State taxes on income net of federal benefit	10.1	20.8	25.2
Canadian tax rate differential	—	(6.1)	(23.1)
Utilization of foreign tax credits	(25.1)	(28.5)	—
Taxes on foreign earnings not permanently reinvested	—	98.9	—
Other	(12.7)	(29.9)	(19.9)
	$262.2	$363.9	$290.6

Income tax expense increased by $98.9 million in 2011 as a result of repatriation taxes on a $1.1 billion dividend from the Company's Canadian subsidiary to the U.S. parent.
Safeway began to accrue repatriation taxes on the earnings of its Canadian subsidiary in the second quarter of 2011. As a result of this change in policy, income tax expense was reduced by $28.5 million in 2011 and $25.1 million in 2012 as Safeway will use foreign tax credits to reduce the U.S. tax on those earnings.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year end are as follows (in millions):

	2012	2011
Deferred tax assets:
Pension liability	$293.3	$295.3
Workers’ compensation and other claims	189.7	189.2
Employee benefits	202.8	205.5
Accrued claims and other liabilities	80.0	74.9
Reserves not currently deductible	37.4	36.7
Foreign tax credit carryforwards	37.9	35.3
State tax credit carryforwards	27.7	20.7
Operating loss carryforwards	1.9	2.0
Other assets	10.8	14.2
	881.5	873.8
Valuation Allowance	(27.1)	(29.1)
	$854.4	$844.7

	2012	2011
Deferred tax liabilities:
Property	$(662.4)	$(663.8)
Inventory	(314.5)	(312.9)
Investments in foreign operations	(19.4)	(9.5)
	(996.3)	(986.2)
Net deferred tax liability	$(141.9)	$(141.5)
Deferred tax assets and liabilities are reported in the balance sheet as follows (in millions):

	2012	2011
Current deferred tax assets (1)	$1.1	$—
Noncurrent deferred tax assets (2)	81.2	78.2
Current deferred tax liability	(45.7)	(77.8)
Noncurrent deferred tax liability	(178.5)	(141.9)
Net deferred tax asset (liability)	$(141.9)	$(141.5)
(1) Included in Prepaid Expenses and Other Current Assets.
(2) Included in Other Assets.
At December 29, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5.3 million which expire at various dates from 2023 to 2025. The Company also had state tax credit carryforwards of $42.6 million which have no expiration date.
At December 29, 2012, the Company had foreign tax credit carryforwards of $37.9 million which expire in 2021. A valuation allowance has been recorded against $27.1 million of these carryforwards. The valuation allowance is recorded when it becomes more likely than not that a portion of the deferred tax asset will not be realized.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At year-end 2012, no deferred tax liability has been recognized for the $1.3 billion of unremitted foreign earnings because the Company intends to utilize those earnings in the foreign operations for an indefinite period of time. If Safeway did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $125 million to $160 million at year-end 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2012	2011	2010
Balance at beginning of year	$161.3	$159.9	$151.0
Additions based on tax positions related to the current year	2.7	17.8	4.3
Additions for tax positions of prior years	2.2	0.5	10.6
Reductions for tax positions of prior years	(46.9)	(3.5)	(4.7)
Foreign currency translation	0.1	(0.1)	0.4
Expiration of statute of limitations	—	—	(0.8)
Settlements	—	(13.3)	(0.9)
Balance at end of year	$119.4	$161.3	$159.9
As of December 29, 2012, December 31, 2011 and January 1, 2011, the balance of unrecognized tax benefits included tax positions of $42.9 million (net of tax), $43.1 million (net of tax) and $43.7 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.
Income tax expense in 2012, 2011 and 2010 included benefits of $6.8 million (net of tax), $0.4 million (net of tax) and $0.5 million (net of tax), respectively, related to interest and penalties. As of December 29, 2012 and December 31, 2011, the Company’s accrual for net interest and penalties was a receivable of $3.3 million and a liability of $3.0 million, respectively.
The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. With limited exceptions, including certain income tax refund claims, the Company is no longer subject to federal income tax examinations for fiscal years before 2006, and is no longer subject to state and local income tax examinations for fiscal years before 2003. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s Canadian affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.

In 2007, the Company applied for a bilateral Advance Pricing Agreement between the Canada Revenue Agency and the Internal Revenue Service for the years 2007 through 2011. The Agreement would determine an arm's length royalty charge that the Company's Canadian subsidiary must pay for use of intellectual property and know-how developed by the Company. The Company submitted the case to binding arbitration in 2012 and expects the results of that arbitration to be known in 2013.

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company anticipates that total unrecognized tax benefits will be reduced by approximately $33 million in the next 12 months primarily due to the anticipated settlement of state income tax matters with respect to the 2002 and 2003 impairment of the Company's investment in Dominick's.

Note K:  Employee Benefit Plans and Collective Bargaining Agreements
Pension Plans    The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multiemployer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.
The Company's Canadian plan contains a defined contribution feature under which that plan provides an annual retirement benefit into a fund that is managed by the employee. Contributions are based on the employee's age, earnings and years of participation in the plan. The Company may also make discretionary contributions. Contributions under the defined contribution feature totaled $11.6 million in 2012, $11.5 million in 2011 and $10.7 million in 2010.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 29, 2012 and a statement of the funded status as of year-end 2012 and year-end 2011 (in millions):

	Pension		Other Post-Retirement Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
Beginning balance	$2,424.5	$2,257.2	$131.1	$132.8
Service cost	42.5	39.6	2.5	2.4
Interest cost	113.9	122.9	5.6	6.8
Plan amendments	0.4	1.0	—	(2.3)
Actuarial loss (gain)	203.4	149.0	2.1	(0.5)
Plan participant contributions	—	—	1.0	1.6
Benefit payments	(158.8)	(136.2)	(8.4)	(8.9)
Currency translation adjustment	9.5	(9.0)	1.1	(0.8)
Ending balance	$2,635.4	$2,424.5	$135.0	$131.1
Change in fair value of plan assets:
Beginning balance	$1,641.4	$1,652.2	$—	$—
Actual return on plan assets	204.6	(37.9)	—	—
Employer contributions	152.1	169.0	7.4	7.3
Plan participant contributions	—	—	1.0	1.6
Benefit payments	(158.8)	(136.2)	(8.4)	(8.9)
Currency translation adjustment	6.4	(5.7)	—	—
Ending balance	$1,845.7	$1,641.4	$—	$—
Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(2.3)	$(1.3)	$(7.9)	$(8.4)
Pension and postretirement benefit obligations (non-current liability)	(787.4)	(781.8)	(127.1)	(122.7)
Funded status	$(789.7)	$(783.1)	$(135.0)	$(131.1)
Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension		Other Post-Retirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$872.5	$843.5	$25.4	$24.5
Prior service cost (credit)	17.3	32.3	(3.2)	(3.5)
	$889.8	$875.8	$22.2	$21.0
Safeway expects approximately $95.0 million of the net actuarial pension loss and $11.3 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2013.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2012 and 2011, is shown below (in millions):

	2012	2011
Projected benefit obligation	$2,635.4	$2,424.5
Accumulated benefit obligation	2,554.5	2,347.5
Fair value of plan assets	1,845.7	1,641.4
The following tables provide the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension			Other Post-Retirement Benefits
Components of net expense:	2012	2011	2010	2012	2011	2010
Estimated return on plan assets	$(123.8)	$(139.5)	$(124.5)	$—	$—	$—
Service cost	42.5	39.6	36.1	2.5	2.4	2.3
Interest cost	113.9	122.9	125.8	5.6	6.8	7.2
Settlement loss	5.9	1.1	—	—	—	—
Curtailment loss	1.8	—	—	—	—	—
Amortization of prior service cost (credit)	13.9	15.8	17.3	(0.3)	(0.2)	(0.1)
Amortization of net actuarial loss	87.6	64.3	58.6	1.2	1.1	2.5
Net expense	$141.8	$104.2	$113.3	$9.0	$10.1	$11.9

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$122.6	$325.4	$49.7	$2.1	$(0.5)	$6.7
Recognition of net actuarial loss	(93.6)	(65.4)	(58.6)	(1.2)	(1.1)	(2.5)
Prior service credit	0.5	1.0	—	—	(2.3)	—
Recognition of prior service (cost) credit	(15.5)	(15.8)	(17.3)	0.3	0.3	0.1
Total recognized in other comprehensive income	14.0	245.2	(26.2)	1.2	(3.6)	4.3
Total net expense and changes in plan assets and benefit obligations recognized in other comprehensive income	$155.8	$349.4	$87.1	$10.2	$6.5	$16.2
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	2012	2011	2010
Discount rate:
United States plans	4.20%	4.94%	5.69%
Canadian plans	4.00%	4.25%	5.00%
Combined weighted-average rate	4.16%	4.80%	5.55%
Rate of compensation increase:
United States plans	3.00%	3.00%	3.00%
Canadian plans	2.75%	2.75%	2.50%
The actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	2012	2011	2010
Discount rate:
United States plans	4.94%	5.69%	6.20%
Canadian plans	4.25%	5.00%	5.80%
Combined weighted-average rate	4.80%	5.55%	6.10%
Expected return on plan assets:
United States plans(1)	7.75%	8.50%	8.50%
Canadian plans(2)	6.50%	6.75%	7.00%
Rate of compensation increase:
United States plans	3.00%	3.00%	3.00%
Canadian plans	2.75%	2.50%	3.00%
(1) Reduced to 7.50% in 2013.
(2) Reduced to 6.25% in 2013.
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

		Plan assets
Asset category	Target	2012	2011
Equity	65%	64.3%	65.5%
Fixed income	35%	33.0%	33.3%
Cash and other	—	2.7%	1.2%
Total	100%	100.0%	100.0%

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
The fair value of Safeway’s pension plan assets at December 29, 2012, excluding pending transactions of $19.6 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$28.6	$24.1	$4.5	$—
Short-term investment collective trust (2)	36.1	—	36.1	—
Common and preferred stock: (3)
Domestic common and preferred stock	256.6	256.1	0.5	—
International common stock	50.6	50.6	—	—
Common collective trust funds (2)	899.9	—	899.9	—
Corporate bonds (4)	96.0	—	92.6	3.4
Mortgage- and other asset-backed securities (5)	62.6	—	62.1	0.5
Mutual funds (6)	136.4	—	136.4	—
U.S. government securities (7)	270.6	—	270.5	0.1
Other securities (8)	27.9	—	27.9	—
Total	$1,865.3	$330.8	$1,530.5	$4.0
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
See Note F for a discussion of levels.
A reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 29, 2012 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other- asset backed securities	U.S. government securities
Balance, beginning of year	$2.8	$2.7	$—	$0.1
Purchases, sales, settlements, net	0.4	(0.1)	0.5	—
Unrealized gains	0.8	0.8	—	—
Balance, end of year	$4.0	$3.4	$0.5	$0.1

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at December 31, 2011, excluding pending transactions of $28.2 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$14.1	$14.2	$(0.1)	$—
Short-term investment collective trust (2)	33.6	—	33.6	—
Common and preferred stock: (3)
Domestic common and preferred stock	477.0	476.5	0.5	—
International common stock	34.6	34.6	—	—
Common collective trust funds (2)	700.3	—	700.3	—
Corporate bonds (4)	82.7	—	80.0	2.7
Mortgage- and other asset-backed securities (5)	52.8	—	52.8	—
Mutual funds (6)	32.3	32.3	—	—
U.S. government securities (7)	220.3	—	220.2	0.1
Other securities (8)	21.9	—	21.9	—
Total	$1,669.6	$557.6	$1,109.2	$2.8
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
Contributions    Safeway expects to contribute approximately $94.0 million to its defined benefit pension plan and post-retirement benefit plans in 2013.
Estimated Future Benefit Payments    The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2013	$129.2	$8.3
2014	132.6	8.6
2015	136.4	9.0
2016	140.7	9.3
2017	144.4	9.7
2018 – 2022	759.0	51.7
Multiemployer Pension Plans    Safeway contributes to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective bargaining agreements that cover its union-represented employees. Benefits generally are based on a fixed amount for each year of service, and, in some cases, are not negotiated with contributing employers or in some cases even known by contributing employers. None of the Company's collective bargaining agreements require that a minimum contribution be made to these plans. The Company made and charged to expense the following contributions to these plans (in millions):

	2012	2011	2010
United States plans	$261.3	$262.7	$245.4
Canadian plans	48.7	49.5	46.9
Total	$310.0	$312.2	$292.3
Additionally, the Company had incurred a partial withdrawal from the United Food and Commercial Workers Unions and Employers Midwest Pension Plan for which it was assessed in 2011. As a result, the Company expensed $6.6 million in 2011, began making monthly payments in September 2011 and continued making monthly payments of $0.3 million through 2012.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Canadian multiemployer pension plans in which Safeway participates are different from U.S. multiemployer pension plans in that should Safeway stop participating in the Canadian multiemployer pension plans, Safeway would not be required to pay those plans a withdrawal liability.
Safeway's participation in these plans for the annual period ended December 29, 2012 is outlined in the following tables. All information in the tables is as of December 29 of the relevant year, or 2012, unless otherwise stated. The “EIN-PN” column provides the Employer Identification Number ("EIN") and the Plan Number ("PN"), if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2012 and 2011 is for the plan's year ending at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that Safeway received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.” The “FIP/RP status pending/implemented” column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort. There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's U.S. multiemployer pension plans.

	EIN - PN	Pension Protection Act zone status		Safeway 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2012	2011	2011	2010
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	951939092 - 001	Red 3/31/2013	Red 3/31/2012	Yes 3/31/2012	Yes 3/31/2011	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Green	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	916069306 - 001	Red 9/30/2012	Red 9/30/2011	Yes 9/30/2011	Yes 9/30/2010	Implemented
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
United Food and Commercial Workers Unions and Employers Midwest Pension Plan	366508328 - 001	Red 11/30/2012	Red 11/30/2011	Yes 11/30/2011	Yes 11/30/2010	Implemented
Denver Area Meat Cutters and Employers Pension Plan	846097461 - 001	Green	Green	Yes	Yes	No
Chicago Area I.B.of T. Pension Plan	362407063 - 001	Green 1/31/2013	Green 1/31/2012	Yes 1/31/2012	Yes 1/31/2011	No
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
United Food & Commercial Workers International Union-Industry Pension Fund	516055922 - 001	Green 6/30/2013	Green 6/30/2012	No 6/30/2011	No 6/30/2010	No
Washington Meat Industry Pension Trust	916134141 - 001	Red 6/30/2013	Red 6/30/2012	Yes 6/30/2011	Yes 6/30/2010	Implemented
Safeway Multiple Employer Retirement Plan (3)	943019135 - 005	80%+	80%+	No 12/30/2011	No 12/31/2010	NA
Alaska United Food and Commercial Workers Pension Trust	916123694 - 001	Red	Red	Yes	Yes	Implemented
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	366052390 - 001	Green 1/31/2013	Green 1/31/2012	No 1/31/2012	No 1/31/2011	No
Alaska Teamster-Employer Pension Plan	926003463 - 024	Red 6/30/2013	Red 6/30/2012	No 6/30/2011	No 6/30/2010	Implemented

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2012	2011	2010				Count	Expiration	% head-count (2)
UFCW-Northern California Employers Joint Pension Trust Fund	$72.9	$69.3	$69.4	No	4/30/2005 to 10/11/2014	20	14	10/11/2014	94%
Western Conference of Teamsters Pension Plan	$43.9	$44.2	$42.6	No	9/29/2012 to 2/25/2017	46	1	10/1/2016	27%
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	$39.3	$36.8	$37.6	No	3/2/2014 to 5/4/2014	14	12	3/2/2014	99%
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	$23.5	$23.2	$21.9	No	10/31/2013	8	8	10/31/2013	100%
Bakery and Confectionery Union and Industry International Pension Fund	$12.4	$12.1	$11.9	Yes	8/14/2011 to 1/23/2016	39	5	4/8/2012	39%
Rocky Mountain UFCW Unions & Employers Pension Plan	$11.3	$11.8	$11.7	No	9/12/2015 to 8/27/2016	45	8	9/12/2015	57%
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	$11.2	$10.1	$9.3	No	1/5/2013 to 11/7/2015	39	3	5/4/2013	53%
Desert States Employers & UFCW Unions Pension Plan	$10.5	$9.9	$9.3	No	10/25/2014 to 11/1/2014	12	10	10/25/2014	97%
United Food and Commercial Workers Unions and Employers Midwest Pension Plan	$5.6	$17.5	$5.1	Yes	10/27/2012 to 3/30/2013	6	2	10/27/2012	96%
Denver Area Meat Cutters and Employers Pension Plan	$5.0	$5.4	$5.6	No	9/12/2015 to 7/23/2016	43	8	9/12/2015	53%
Chicago Area I.B.of T. Pension Plan	$4.5	$3.9	$4.2	No	4/4/2015	2	2	4/2/2015	100%
Oregon Retail Employees Pension Trust	$4.2	$4.1	$3.8	No	2/19/2011 to 1/18/2014	34	3	7/28/2012	38%

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2012	2011	2010				Count	Expiration	% headcount (2)
United Food & Commercial Workers International Union-Industry Pension Fund	$3.0	$3.1	$3.0	No	9/1/2012 to 11/1/2014	6	1	9/1/2012	82%
Washington Meat Industry Pension Trust	$3.0	$2.7	$2.5	No	1/5/2013 to 1/31/2015	12	4	5/4/2013	80%
Safeway Multiple Employer Retirement Plan (3)	$2.4	$—	$—	NA	NA	NA	NA	NA	NA
Alaska United Food and Commercial Workers Pension Trust	$1.9	$1.9	$1.8	Yes	12/11/2012 to 5/31/2015	10	1	5/31/2012	48%
Retail Food Employers and UFCW Local 711 Pension Trust Fund	$1.5	$1.5	$1.5	No	5/19/2013 to 3/1/2015	3	2	3/1/2015	97%
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	$1.5	$1.4	$1.3	No	4/13/2013 to 6/4/2016	6	1	4/14/2013	42%
Alaska Teamster-Employer Pension Plan	$1.0	$1.0	$0.9	No	3/8/2014 to 10/4/2014	3	2	3/8/2014	85%
Other funds	$2.7	$2.8	$2.0
Total Safeway contributions to U.S. multiemployer pension plans	$261.3	$262.7	$245.4

NA = not applicable.

(1)	PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions made to each plan.

(2)	Employees on which Safeway may contribute under these most significant collective bargaining agreements as a percent of all employees on which Safeway may contribute to the respective fund.

(3)
The Safeway Multiple Employer Retirement Plan (“SMERP”) is a multiple employer plan as defined in the Internal Revenue Code. However, the SMERP is characterized as a multiemployer plan by the FASB, even though it is not maintained pursuant to any collective bargaining agreements to which Safeway is party. The plan may be subject to statutory annual minimum contributions based on complex actuarial calculations. Additionally, it has no PPA zone status and is not subject to establishment of a funding improvement plan or a rehabilitation plan or other PPA provisions that apply to multiemployer plans.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2012. Additionally, for the plan year ending January 31, 2010, Safeway contributed more than 5% of the total contributions to the Chicago Area I.B. of T. Pension Plan, and for the plan year ending March 31, 2010, Safeway contributed more than 5% of the total contributions to the Southern California United Food and Commercial Workers Union and Food Employers Joint Pension Plan.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's Canadian multiemployer pension plans. Since plan level information is not publicly available for these plans, additional disclosures have been provided.

				Actuarial present value of accumulated benefits (in millions)
	EIN - PN	Total plan assets (in millions)						Total plan contributions (in millions)		Safeway 5% of total plan contributions
						Fund status (%)
Pension fund		2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Canadian Commercial Workers Industry Pension Plan(1)	0580431	$1,845.5	$1,721.3	$2,534.5	$2,392.5	65-80%	65-80%	$142.5	$135.3	Yes	Yes
UFCW Pension Plan (B.C.)(1)	0574467	$1,811.6	$1,434.0	$1,492.8	$1,448.3	80%+	80%+	$51.3	$47.8	Yes	Yes

	Contributions of Safeway (in millions)			Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)

Pension fund	2012	2011	2010			Count	Expiration	% headcount(2)
Canadian Commercial Workers Industry Pension Plan(1)	$22.7	$22.9	$23.0	5/5/2012 to 5/19/2018	27	11	3/22/2014	66%
UFCW Pension Plan (B.C.)(1)	19.2	19.7	17.7	3/31/2013	3	3	3/31/2013	100%
Other Canadian Funds	6.8	6.9	6.2
Total Safeway contributions to Canadian multiemployer pension plans	$48.7	$49.5	$46.9

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

(2) Employees on which Safeway may contribute under these most significant collective bargaining agreements as a percent of all employees on which Safeway may contribute to the respective fund.

Multiemployer postretirement benefit plans other than pensions Safeway contributes to a number of multiemployer postretirement benefit plans other than pensions under the terms of its collective bargaining agreements that cover union-represented employees in the U.S. These plans may provide medical, pharmacy, dental, vision, mental health and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. These benefits are not vested. A significant portion of Safeway contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. Safeway is unable to separate all contribution amounts paid to benefit active participants in order to separately report contributions paid to provide postretirement benefits for retirees.
Contributions made by Safeway to these plans were $748.0 million in 2011 and $704.4 million in 2010. Prior to December 29, 2012, certain of these plans split into two plans, separating plans for active employees from plans covering retirees. This, along with the availability of additional data in 2012, allowed for a more precise estimate of contributions for multiemployer postretirement benefit plans other than pension. Based on the data now available, it is estimated that Safeway may have contributed as much as $473.3 million in 2012 to fund these plans. Actual funding of postretirement benefit plans other than pensions is likely much lower as this amount continues to include contributions which benefit active employees.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions, other than the availability of additional data for 2012, as previously described.
Note L:  Investment in Unconsolidated Affiliates
At year-end 2012, 2011 and 2010, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 195 food and general merchandise stores in Western Mexico at year-end 2012.
Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $17.5 million in 2012, $13.0 million in 2011 and $15.3 million in 2010.
Note M:  Commitments and Contingencies
Legal Matters   The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages.
It is management's opinion that although the amount of liability with respect to certain of the above matters cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's financial statements taken as a whole.
Commitments    The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings, marketing development funds, the purchase of energy and other purchase obligations. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $553.9 million at year-end 2012.

Note N:  Segments
Safeway’s retail business, which represents approximately 98% of consolidated sales and other revenue, operates in the U.S. and Canada. Safeway is organized into 11 geographic retail operating segments (Chicago, Denver, Eastern, Northern California, Phoenix, Northwest, Texas, Vons, Alberta, Vancouver and Winnipeg). Across all 11 retail operating segments, the Company operates primarily one store format, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.
These 11 operating segments and other immaterial segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors we considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, sales growth, capital expenditures, competitive risks, operational risks and challenges, retail store sales, costs of goods sold and employees. In addition, each operating segment has similar products, similar production processes, similar types of customers, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material or meaningful additional information.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information about the Company by geographic area (in millions):

	U.S.	Canada	Total
2012
Sales and other revenue	$37,531.5	$6,675.0	$44,206.5
Operating profit	741.8	362.3	1,104.1
Income before income taxes	471.5	356.9	828.4
Long-lived assets, net	8,058.1	1,166.5	9,224.6
Total assets	12,535.7	2,121.3	14,657.0
2011
Sales and other revenue	$36,923.2	$6,707.0	$43,630.2
Operating profit	745.5	389.1	1,134.6
Income before income taxes	500.3	381.8	882.1
Long-lived assets, net	8,456.2	1,181.4	9,637.6
Total assets	12,982.1	2,091.5	15,073.6
2010
Sales and other revenue	$34,782.4	$6,267.6	$41,050.0
Operating profit	828.8	330.6	1,159.4
Income before income taxes	549.6	331.6	881.2
Long-lived assets, net	8,607.2	1,303.0	9,910.2
Total assets	12,448.7	2,699.4	15,148.1

The following table presents sales revenue by type of similar product (dollars in millions):

	2012		2011		2010
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$17,635.1	39.9%	$17,512.9	40.1%	$17,364.4	42.3%
Perishables (2)	15,792.7	35.7%	15,899.6	36.5%	15,430.8	37.6%
Fuel	4,974.2	11.2%	4,596.6	10.5%	3,187.9	7.8%
Pharmacy	3,835.1	8.7%	3,874.8	8.9%	3,881.0	9.4%
Other (3)	1,969.4	4.5%	1,746.3	4.0%	1,185.9	2.9%
Total sales and other revenue	$44,206.5	100.0%	$43,630.2	100.0%	$41,050.0	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note O:  Income Per Share
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

(In millions, except per-share amounts)	2012		2011		2010
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$566.2	$566.2	$518.2	$518.2	$590.6	$590.6
Noncontrolling interests	(1.6)	(1.6)	(1.5)	(1.5)	(0.8)	(0.8)
Distributed and undistributed earnings allocated to participating securities	(5.4)	(5.4)	(3.8)	(3.8)	—	—
Income from continuing operations available to common stockholders	$559.2	$559.2	$512.9	$512.9	$589.8	$589.8
Gain from discontinued operations, net of tax	31.9	31.9	—	—	—	—
Net income available to common stockholders after earnings allocated to participating securities	$591.1	$591.1	$512.9	$512.9	$589.8	$589.8

Weighted-average common shares outstanding	245.6	245.6	343.4	343.4	378.3	378.3
Common share equivalents	0.3		0.4		1.3
Weighted-average shares outstanding	245.9		343.8		379.6

Earnings per common share:
Continuing operations	$2.27	$2.28	$1.49	$1.49	$1.55	$1.56
Discontinued operations	$0.13	$0.13	$—	$—	$—	$—
Total	$2.40	$2.41	$1.49	$1.49	$1.55	$1.56

Anti-dilutive shares totaling 21.6 million in 2012, 25.1 million in 2011 and 26.4 million in 2010 have been excluded from diluted weighted-average shares outstanding.
Note P:  Guarantees
Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of December 29, 2012, Safeway did not have any material guarantees.
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

Note Q:  Discontinued Operations

In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax). The historical operating results of these stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company’s consolidated financial statements for all periods presented.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note R:  Quarterly Information (Unaudited)
The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2012
Sales and other revenue	$44,206.5	$13,767.4	$10,049.1	$10,386.9	$10,003.0
Gross profit	11,720.0	3,648.8	2,656.9	2,729.0	2,685.2
Operating profit (1)	1,104.1	448.8	218.3	247.2	189.8
Income before income taxes (1)	828.4	369.6	157.6	177.6	123.7
Income from continuing operations, net of tax (1)	566.2	255.0	108.0	121.7	81.6
Gain (loss) from discontinued operations, net of tax (2)	31.9	(9.6)	49.0	1.2	(8.6)
Net income attributable to Safeway Inc. (1)	596.5	244.0	157.0	122.7	72.9
Basic earnings per common share:
Continuing operations (1)	$2.28	$1.06	$0.45	$0.50	$0.30
Discontinued operations (2)	0.13	(0.04)	0.21	0.01	(0.03)
Total (1)	2.41	1.02	0.66	0.51	0.27
Diluted earnings per common share:
Continuing operations (1)	$2.27	$1.06	$0.45	$0.50	$0.30
Discontinued operations (2)	0.13	(0.04)	0.21	0.01	(0.03)
Total (1)	2.40	1.02	0.66	0.51	0.27

	52 Weeks	Last 16 Weeks	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2011
Sales and other revenue	$43,630.2	$13,597.6	$10,064.3	$10,196.4	$9,772.0
Gross profit	11,793.7	3,632.4	2,717.2	2,753.0	2,691.1
Operating profit	1,134.6	390.1	248.3	277.0	219.2
Income before income taxes	882.1	309.7	196.3	218.9	157.2
Income from continuing operations, net of tax	518.2	216.8	130.3	146.0	25.1
Net income attributable to Safeway Inc. (2)	516.7	215.6	130.2	145.8	25.1
Income per common share attributable to Safeway Inc. (2)
Basic	$1.49	$0.67	$0.38	$0.42	$0.07
Diluted	1.49	0.67	0.38	0.41	0.07

(1)	In the fourth quarter of 2012, Safeway results included a pre-tax gain from legal settlements of $46.5 million.

(2)	See Note Q, Discontinued Operations.

(3)	In the first quarter of 2011, Safeway incurred an estimated tax charge of $80.2 million as a result of the decision to repatriate $1.1 billion from Safeway's wholly-owned Canadian subsidiary.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended December 29, 2012 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Directors of the Registrant    Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.
Executive Officers of the Registrant    This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Audit Committee Financial Expert    This information is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.
Audit Committee    This information is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.
Compliance with Section 16(a) of the Exchange Act    The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.
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
The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year.

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

Exhibit 4(i).7
Form of Officers’ Certificate establishing the terms of the registrant’s 6.35% Notes due 2017, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 17, 2007).

Exhibit 4(i).8
Form of Officers’ Certificate establishing the terms of the registrant’s 6.25% Notes due 2014, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated December 22, 2008).

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 4(i).9
Form of Officers’ Certificate establishing the terms of the registrant’s 5.00% Notes due 2019, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 7, 2009).

Exhibit 4(i).10
Form of Officers’ Certificate establishing the terms of the registrant’s 3.95% Notes due 2020, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 3, 2010).

Exhibit 4(i).11
Form of Officers' Certificate establishing the terms of the registrant's Floating Rate Notes due 2013, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant's Current Report on Form 8-K dated June 15, 2012).

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

Exhibit 10(iii).17
Credit Agreement dated as of June 1, 2011, by and among Safeway Inc. and Canada Safeway Limited, as borrowers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities, Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank AG New York Branch, as domestic administrative agent, Deutsche Bank AG Canada Branch as Canadian administrative agent, Deutsche Bank Securities Inc., BNP Paribas Securities Corp., U.S. Bank National Association and Wells Fargo Securities, LLC, as joint lead arrangers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as syndication agents, BNP Paribas, U.S. Bank National Association and Wells Fargo Bank, National Association, as documentation agents, and the lenders that are party to the Credit Agreement (incorporated by reference to Exhibit 10(iii).40 to the registrant's Current Report on Form 8-K dated June 1, 2011).

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

Exhibit 10(iii).21
Term Credit Agreement dated as of December 19, 2011, by and among Safeway Inc., as borrower, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Goldman Sachs Bank USA, as documentation agent, and the lenders that are party to the Term Credit Agreement (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated December 19, 2011).

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

Exhibit 10(iii).41*	Offer Letter, dated January 23, 2013, by and between Safeway Inc. and Peter J. Bocian (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 4, 2013).

Exhibit 10(iii).42*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated May 17, 2012).

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

_______________

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAFEWAY INC.

By	/s/ Steven A. Burd	Date:	February 26, 2013
Steven A. Burd
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter J. Bocian	Date:	February 26, 2013
Peter J. Bocian
Executive Vice President and Chief Financial Officer

/s/ David F. Bond	Date:	February 26, 2013
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

/s/ Steven A. Burd	Date:	February 26, 2013
Steven A. Burd, Director and Chief Executive Officer (Principal Executive Officer)

/s/ Janet E. Grove	Date:	February 26, 2013
Janet E. Grove, Director

/s/ Mohan Gyani	Date:	February 26, 2013
Mohan Gyani, Director

/s/ Frank C. Herringer	Date:	February 26, 2013
Frank C. Herringer, Director

/s/ Kenneth W. Oder	Date:	February 26, 2013
Kenneth W. Oder, Director

/s/ T. Gary Rogers	Date:	February 26, 2013
T. Gary Rogers, Director

SAFEWAY INC. AND SUBSIDIARIES

Signatures

/s/ Arun Sarin	Date:	February 26, 2013
Arun Sarin, Director

/s/ William Y. Tauscher	Date:	February 26, 2013
William Y. Tauscher, Director

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR
ENDED DECEMBER 29, 2012

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.