Form 10-Q
period 2013-03-23
SAFEWAY INC
filed 2013-04-30
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2013

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
As of April 24, 2013, there were issued and outstanding 241.1 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Sales and other revenue	$9,994.0	$10,003.0
Cost of goods sold	(7,325.5)	(7,317.8)
Gross profit	2,668.5	2,685.2
Operating and administrative expense	(2,488.7)	(2,495.4)
Operating profit	179.8	189.8
Interest expense	(65.0)	(71.4)
Other income, net	6.6	5.3
Income before income taxes	121.4	123.7
Income taxes	(2.6)	(42.1)
Income from continuing operations, net of tax	118.8	81.6
Loss from discontinued operations, net of tax	—	(8.6)
Net income before allocation to noncontrolling interests	118.8	73.0
Noncontrolling interests	0.1	(0.1)
Net income attributable to Safeway Inc.	$118.9	$72.9

Basic earnings (loss) per common share:
Continuing operations	$0.50	$0.30
Discontinued operations	—	(0.03)
Total	$0.50	$0.27

Diluted earnings (loss) per common share:
Continuing operations	$0.49	$0.30
Discontinued operations	—	(0.03)
Total	$0.49	$0.27

Weighted average shares outstanding:
Basic	237.4	271.4
Diluted	238.6	271.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Net income before allocation to noncontrolling interests	$118.8	$73.0
Other comprehensive income:
Translation adjustments, net of tax	(32.0)	20.5
Recognition of pension and post-retirement benefits actuarial loss, net of tax	15.6	14.2
Other, net of tax	(0.1)	0.4
Total comprehensive income including noncontrolling interests	102.3	108.1
Comprehensive income attributable to noncontrolling interests	0.1	(0.1)
Comprehensive income attributable to Safeway Inc.	$102.4	$108.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 23, 2013	December 29, 2012
ASSETS
Current assets:
Cash and equivalents	$295.0	$352.2
Receivables	592.8	909.0
Merchandise inventories	2,885.0	2,562.0
Prepaid expenses and other current assets	434.9	344.7
Total current assets	4,207.7	4,167.9
Property	20,783.6	20,750.1
Less accumulated depreciation and amortization	(11,715.1)	(11,525.5)
Property, net	9,068.5	9,224.6
Goodwill	468.9	471.5
Investment in unconsolidated affiliate	192.2	191.7
Other assets	506.0	601.3
Total assets	$14,443.3	$14,657.0

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	March 23, 2013	December 29, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$832.5	$294.0
Current obligations under capital leases	38.3	36.2
Accounts payable	2,389.3	3,125.0
Accrued salaries and wages	425.3	460.9
Deferred income taxes	45.7	45.7
Other accrued liabilities	575.2	643.8
Total current liabilities	4,306.3	4,605.6
Long-term debt:
Notes and debentures	4,899.2	4,831.9
Obligations under capital leases	402.4	411.6
Total long-term debt	5,301.6	5,243.5
Deferred income taxes	187.4	178.5
Pension and post-retirement benefit obligations	879.4	914.5
Accrued claims and other liabilities	772.8	781.5
Total liabilities	11,447.5	11,723.6
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 607.1 and 605.3 shares issued	6.1	6.1
Additional paid-in capital	4,517.0	4,505.6
Treasury stock at cost: 366.1 and 365.8 shares	(9,128.8)	(9,119.8)
Accumulated other comprehensive loss	(90.3)	(73.8)
Retained earnings	7,686.5	7,609.8
Total Safeway Inc. equity	2,990.5	2,927.9
Noncontrolling interests	5.3	5.5
Total equity	2,995.8	2,933.4
Total liabilities and stockholders’ equity	$14,443.3	$14,657.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	12 Weeks Ended
	Mar. 23, 2013	Mar. 24, 2012
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$118.8	$73.0
Loss from discontinued operations, net of tax	—	8.6
Income from continuing operations	118.8	81.6
Reconciliation to net cash flow used by operating activities:
Depreciation and amortization	251.1	265.8
Property impairment charges	12.1	13.5
Share-based employee compensation	13.6	11.0
LIFO expense	—	0.5
Equity in earnings of unconsolidated affiliates	(4.4)	(3.2)
Net pension and post-retirement benefits expense	30.7	32.9
Contributions to pension and post-retirement plans	(35.3)	(29.9)
Loss (gain) on property retirements and lease exit costs, net	0.9	(8.0)
(Decrease) increase in accrued claims and other liabilities	(8.5)	2.4
Deferred income taxes	(17.2)	—
Other	10.0	5.5
Changes in working capital items:
Receivables	28.6	19.7
Inventories at FIFO cost	(335.7)	(378.0)
Prepaid expenses and other current assets	(19.9)	(3.6)
Income taxes	(70.7)	(17.2)
Payables and accruals	71.0	55.8
Payables related to third-party gift cards, net of receivables	(600.3)	(590.6)
Net cash flow used by operating activities	(555.2)	(541.8)
INVESTING ACTIVITIES:
Cash paid for property additions	(144.9)	(308.4)
Proceeds from sale of property	8.1	48.8
Proceeds from company-owned life insurance policies	68.7	—
Other	(3.5)	(13.4)
Net cash flow used by investing activities	(71.6)	(273.0)
FINANCING ACTIVITIES:
Additions to long-term borrowings	614.9	1,277.0
Payments on long-term borrowings	(8.5)	(21.2)
Purchase of treasury stock	—	(990.0)
Dividends paid	(41.9)	(43.8)
Net proceeds from exercise of stock options	14.5	3.7
Other	(7.9)	(5.1)
Net cash flow provided by financing activities	571.1	220.6
Effect of changes in exchange rates on cash	(1.5)	(0.7)
Decrease in cash and equivalents	(57.2)	(594.9)
CASH AND EQUIVALENTS:
Beginning of period	352.2	729.4
End of period	$295.0	$134.5
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 23, 2013 and March 24, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the 12 weeks ended March 23, 2013 are not necessarily indicative of the results expected for the full year.
Inventory
Net income reflects the last-in, first-out ("LIFO") method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation can only be determined annually, when inflation rates and inventory levels are known; therefore, LIFO inventory costs for interim financial statements are estimated. Actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories. Safeway recorded no LIFO expense during the first 12 weeks of 2013 and $0.5 million of LIFO expense during the first 12 weeks of 2012.
NOTE B–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $13.6 million and $11.0 million in the first quarter of 2013 and 2012, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants of stock options through the first quarter, by year, are as follows:

	2013			2012
Expected life (in years)	6.25	-	6.50	6.25	-	6.50
Expected stock volatility			33.0%			30.6%
Risk-free interest rate			1.3%			1.3%
Expected dividend yield during the expected term			3.8%			2.8%

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C–INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 23, 2013		March 24, 2012
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$118.8	$118.8	$81.6	$81.6
Noncontrolling interests	0.1	0.1	(0.1)	(0.1)
Distributed and undistributed earnings allocated to participating securities	(1.2)	(1.2)	(0.7)	(0.7)
Income from continuing operations available to common stockholders	117.7	117.7	80.8	80.8
Loss from discontinued operations, net of tax	—	—	(8.6)	(8.6)
Net income available to common stockholders after earnings allocated to participating securities	$117.7	$117.7	$72.2	$72.2

Weighted average common shares outstanding	237.4	237.4	271.4	271.4
Common share equivalents	1.2		0.5
Weighted average shares outstanding	238.6		271.9

Earnings (loss) per common share:
Continuing operations	$0.49	$0.50	$0.30	$0.30
Discontinued operation	—	—	(0.03)	(0.03)
Total	$0.49	$0.50	$0.27	$0.27
Anti-dilutive shares totaling 17.0 million and 21.7 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 23, 2013 and March 24, 2012, respectively.
NOTE D–GOODWILL
A summary of changes in Safeway’s goodwill during the first 12 weeks of 2013 by geographic area is as follows (in millions):

	2013
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$97.9		$4,462.8
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
	373.6	97.9		471.5
Activity during the quarter:
Other adjustments	—	(2.6)	(1)	(2.6)
	—	(2.6)		(2.6)
Balance – end of quarter:
Goodwill	4,364.9	95.3		4,460.2
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
Balance – end of quarter	$373.6	$95.3		$468.9

(1)	Represents foreign currency translation adjustments in Canada.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E–FINANCING
Notes and debentures were composed of the following at March 23, 2013 and December 29, 2012 (in millions):

	March 23, 2013	December 29, 2012
Commercial paper	$614.7	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	700.0	700.0
Other bank borrowings, unsecured	2.8	2.8
Mortgage notes payable, secured	47.9	48.3
Floating Rate Senior Notes due 2013, unsecured	250.0	250.0
3.00% Second Series Notes due 2014, unsecured	293.7	302.2
6.25% Senior Notes due 2014, unsecured	500.0	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	22.6	22.6
	$5,731.7	$5,125.9
Less current maturities	(832.5)	(294.0)
Long-term portion	$4,899.2	$4,831.9

NOTE F: TAXES ON INCOME
Income tax expense was 2.1% of pre-tax income in the first quarter of 2013. In the first quarter of 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance ("COLI") policies purchased in the early 1980s and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million. In addition, income tax expense in the first quarter of 2013 was reduced by $16.7 million due to the resolution of federal income tax matters.
NOTE G: DISCONTINUED OPERATIONS
In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. In the first quarter of 2012, Safeway closed three of the Genuardi's stores and incurred impairment and store lease exit losses of $14.2 million ($8.6 million, net of tax) as discontinued operations. The disposition of Genuardi's was completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax). Fiscal 2012 operating results of these stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company’s consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	March 23, 2013		March 24, 2012
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(30.6)	$—	$(28.0)	$—
Service cost	10.4	0.5	9.7	0.6
Interest cost	24.6	1.1	26.6	1.3
Amortization of prior service cost (credit)	2.6	(0.1)	3.3	0.1
Amortization of unrecognized losses	21.9	0.3	19.2	0.1
Total	$28.9	$1.8	$30.8	$2.1

The Company made $35.3 million of contributions to its defined benefit pension plans and post-retirement benefit plans in the first 12 weeks of 2013. For the remainder of 2013, Safeway currently anticipates contributing an additional $58 million to these plans.
NOTE I–CONTINGENCIES
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" of the 2012 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.
Guarantees
Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2012 Annual Report on Form 10-K provides information on guarantees.
NOTE J–STOCKHOLDERS’ EQUITY
Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 12 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2013
Quarter 1	03/14/13	03/25/13	$0.175	$42.2

2012
Quarter 1	03/16/12	03/29/12	$0.145	$36.3

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 12 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2013
Quarter 1	12/31/12	12/17/12	$0.175	$41.9

2012
Quarter 1	01/12/12	12/22/11	$0.145	$43.8

NOTE K–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at March 23, 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$26.4	$—	$26.4	$—
Short-term investments [1]	62.3	29.6	32.7	—
Non-current investments [2]	33.0	—	33.0	—
Total	$121.7	$29.6	$92.1	$—
Liabilities:
Contingent consideration [3]	$21.9	$—	$—	$21.9
Total	$21.9	$—	$—	$21.9

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at December 29, 2012 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$96.5	$91.0	$5.5	$—
Short-term investments [1]	44.2	14.5	29.7	—
Non-current investments [2]	33.9	—	33.9	—
Total	$174.6	$105.5	$69.1	$—
Liabilities:
Contingent consideration [3]	$21.8	$—	$—	$21.8
Total	$21.8	$—	$—	$21.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 12 weeks of 2013 follows (in millions):

Contingent consideration

Balance as of December 29, 2012	$21.8
Unrealized losses	0.6
Payments	(0.5)
Balance as of March 23, 2013	$21.9
In determining the fair value, the Company maximizes the use of quoted market prices and minimizes the use of unobservable inputs. The Level 1 fair values are based on quoted market values for identical assets. The fair values of Level 2 are determined using prices from pricing agencies and financial institutions that develop values based on observable inputs in active markets. Level 3 fair values are determined from industry valuation models based on internally developed inputs.

Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During the first quarter of 2013, long-lived assets from continuing operations with a carrying value of $21.9 million, primarily store assets, were written down to their fair value of $9.8 million, resulting in an impairment charge of $12.1 million. During the first quarter of 2012, long-lived assets with a carrying value of $17.2 million, primarily store assets, were written down to their fair value of $3.7 million, resulting in an impairment charge of $13.5 million.

NOTE L–OTHER COMPREHENSIVE INCOME OR LOSS
The Company reports comprehensive income or loss in accordance with ASU 2012-13, "Comprehensive Income," in the Condensed Consolidated Statements of Comprehensive Income. Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $102.4 million in the first quarter of 2013 and $108.0 million in the first quarter of 2012.
While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For Safeway, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments and foreign currency translation adjustments. Changes in in the AOCI balance by component are shown below (in millions):

	12 Weeks Ended March 23, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive income before reclassifications	—	(32.0)	0.1	(31.9)
Amounts reclassified from accumulated other comprehensive income	24.7	—	—	24.7
Tax expense	(9.1)	—	(0.2)	(9.3)
Net current-period other comprehensive income (loss)	15.6	(32.0)	(0.1)	(16.5)
Ending balance	$(456.7)	$367.0	$(0.6)	$(90.3)

	12 Weeks Ended March 24, 2012
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(462.1)	$402.1	$(1.5)	$(61.5)
Other comprehensive income before reclassifications	—	20.5	0.9	21.4
Amounts reclassified from accumulated other comprehensive income	22.7	—	—	22.7
Tax expense	(8.5)	—	(0.5)	(9.0)
Net current-period other comprehensive income	14.2	20.5	0.4	35.1
Ending balance	$(447.9)	$422.6	$(1.1)	$(26.4)

NOTE M–SUBSEQUENT EVENTS
On April 24, 2013, Blackhawk Network Holdings, Inc. ("Blackhawk"), a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for approximately $237 million, net of the underwriting discount and professional service fees, reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital which will be paid in the second half of 2013.

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
Safeway’s income before income taxes was essentially flat in the first quarter of 2013 compared to the first quarter of 2012. Income taxes in the first quarter of 2013 were positively affected by certain tax matters described in Note F, Taxes on Income, to the Company's condensed consolidated financial statements included in this Form 10-Q. The lower income tax expense in 2013, as well as a loss on discontinued operations in 2012 discussed below, resulted in net income being higher in the first quarter of 2013 compared to the first quarter of 2012.
On April 24, 2013, Blackhawk Network Holdings, Inc. ("Blackhawk"), a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for approximately $237 million, net of the underwriting discount and professional service fees, reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital which will be paid in the second half of 2013.
NET INCOME ATTRIBUTABLE TO SAFEWAY INC. Net income attributable to Safeway Inc. was $118.9 million ($0.49 per diluted share) for the first quarter of 2013 compared to $72.9 million ($0.27 per diluted share) in the first quarter of 2012. The first quarter of 2013 included approximately $34 million in tax benefits, as discussed under the caption "Income Taxes." The first quarter of 2012 included an $8.6 million ($0.03 per diluted share) loss from discontinued operations, as discussed under the caption "Discontinued Operations."
DISCONTINUED OPERATIONS In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the eastern United States. In the first quarter of 2012, Safeway closed three of the Genuardi's stores and incurred impairment and lease exit losses of $14.2 million ($8.6 million, net of tax). The disposition of Genuardi's was completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).
SALES AND OTHER REVENUE
Identical-Store Sales *

	12 Weeks Ended
	March 23, 2013	March 24, 2012
Including fuel sales	0.7%	1.6%
Excluding fuel sales	1.5%	0.0%

*
Defined as stores operating in the same period in both the current year and the prior year, comparing sales on a daily basis. Stores that are open during remodeling are included in ID Sales. Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation.

Total sales were $10.0 billion in the first quarter of 2013 and in the first quarter of 2012. Identical-store sales, excluding fuel, increased 1.5%, or $123 million, in the first quarter of 2013 compared to the first quarter of 2012. Identical-store sales, excluding fuel, in the first quarter of 2013 was positively impacted by a calendar shift of 0.4% and negatively impacted by a shift to generic drugs of 0.9%. Safeway's fiscal year 2012 ended on December 29, 2012 and therefore did not capture all New Year's holiday sales. These sales fell into the first quarter of 2013. Average transaction size and transaction counts increased during the first quarter of 2013. Other revenue from gift and prepaid card sales increased $35 million. These increases were offset by a decline in sales of $104 million due to the disposition of Genuardi's stores and $57 million from lower fuel sales. Fuel sales decreased primarily because the average retail price per gallon of fuel decreased 2.3%, and the gallons sold decreased 3.0%.
The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 23, 2013		March 24, 2012
Non-perishables (1)	$4,020.4	40.2%	$3,997.3	40.0%
Perishables (2)	3,639.1	36.4	3,622.4	36.2
Fuel	1,039.2	10.4	1,096.5	11.0
Pharmacy	862.0	8.6	906.7	9.0
Other (3)	433.3	4.4	380.1	3.8
Total sales and other revenue	$9,994.0	100.0%	$10,003.0	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.
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
Gross profit declined 14 basis points to 26.70% of sales in the first quarter of 2013 compared to 26.84% of sales in the first quarter of 2012. Investments in price reduced gross profit by 59 basis points. Increased revenue from Blackhawk reduced gross profit by seven basis points, and individually immaterial items reduced gross profit by 11 basis points. This is partially offset by a 38 basis-point benefit in pharmacy margin, a 15 basis-point benefit from the impact from lower fuel sales and a 10 basis-point improvement from reduced advertising expense.
Vendor allowances totaled $701.5 million in the first quarter of 2013 and $705.2 million in the first quarter of 2012. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense decreased five basis points to 24.90% in the first quarter of 2013 from 24.95% in the first quarter of 2012. Operating and administrative expense margin decreased 30 basis-points from lower store occupancy costs (which consists of store rent, depreciation, utilities and other occupancy costs) and four basis points due to lower labor costs. This was partially offset by a 17 basis-point impact of lower fuel sales, an eight basis-point impact from lower property gains and a four basis-point impact from higher administrative expense.

INTEREST EXPENSE Interest expense decreased to $65.0 million in the first quarter of 2013 from $71.4 million in the first quarter of 2012. This decrease was due to lower average interest rates and lower average borrowings.
INCOME TAXES Income tax expense was 2.1% of pre-tax income in the first quarter of 2013. In the first quarter of 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance ("COLI") policies purchased in the early 1980s and determined that a majority of remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million. In addition, income tax expense in the first quarter of 2013 was reduced by $16.7 million due to the resolution of federal income tax matters.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2012 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store closures, employee benefit plans and income tax contingencies.

Liquidity and Financial Resources

Net cash flow used by operating activities increased to $555.2 million in the first quarter of 2013 from $541.8 million in 2012 due primarily to an increase in the use of cash for working capital.

Net cash flow used by investing activities declined to $71.6 million in the first quarter of 2013 from $273.0 million in 2012 primarily due to lower capital expenditures in 2013 and cash received from COLI policies in 2013, partially offset by lower proceeds from the sale of property in 2013.

Net cash flow provided by financing activities increased to $571.1 million in the first quarter of 2013 from $220.6 million in 2012 due primarily to the repurchase of stock in 2012, partly offset by lower proceeds from the issuance of debt in 2013.
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

	12 Weeks Ended
(in millions)	March 23, 2013	March 24, 2012
Net cash flow used by operating activities, as reported	$(555.2)	$(541.8)
Decrease in payables related to third-party gift cards, net of receivables	600.3	590.6
Net cash flow from operating activities, as adjusted	45.1	48.8
Net cash flow used by investing activities	(71.6)	(273.0)
Free cash flow	$(26.5)	$(224.2)

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
CREDIT AGREEMENT On June 1, 2011, the Company entered into a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has a termination date of June 1, 2015 and replaced the former credit agreement that was scheduled to expire on June 1, 2012. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and Canada Safeway Limited (“CSL”), a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of March 23, 2013, the Company was in compliance with these covenant requirements. As of March 23, 2013, there were no borrowings outstanding and $43.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,456.4 million as of March 23, 2013.
TERM CREDIT AGREEMENT In December 2011, Safeway entered into a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the term credit agreement) plus a pricing margin or a Eurodollar Rate (as defined in the term credit agreement) plus a pricing margin. The term credit agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as described above under the caption "Credit Agreement." As of March 23, 2013, the Company was in compliance with these covenant requirements. As of March 23, 2013, there were $700.0 million of outstanding borrowings under the term credit agreement and no unused borrowing capacity under the term credit agreement.
SHELF REGISTRATION   On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway board of directors has authorized issuance of up to $3.0 billion of securities under the Shelf. As of March 23, 2013, $1.95 billion of securities were available for issuance under the board’s authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $41.9 million and $43.8 million for the first quarters of 2013 and 2012, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.
STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first quarter of 2013 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at quarter-end was approximately $0.8 billion. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
BLACKHAWK NETWORK HOLDINGS, INC. IPO On April 24, 2013, Blackhawk Network Holdings, Inc. ("Blackhawk"), a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for approximately $237 million, net of the underwriting discount and professional service fees, reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter of 2013, Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital which will be paid in the second half of 2013.
Capital Expenditure Program
Safeway invested $144.9 million in capital expenditures in the first quarter of 2013. During the first quarter of 2013, the Company did not open any new stores and closed three stores. For the year, Safeway plans to invest between $1.0 billion and $1.1 billion in capital expenditures.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including forward-looking statements relating to pension and post-retirement benefit plan contributions; sufficiency of liquidity for the foreseeable future; the amount and timing of income taxes paid on the sale of Blackhawk common stock; and capital expenditures. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk and Property Development Centers subsidiaries;

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of key members of senior management;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our Lifestyle stores.
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
There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley, S.A. de C. V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended March 23, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES
PART II–OTHER INFORMATION

Item 1.	Legal Proceedings
Legal Matters
Note M to the Company's consolidated financial statements, under the caption "Legal Matters" of the 2012 Annual Report on Form 10-K, provides information on certain litigation in which the Company is involved. There have been no subsequent material developments to these matters.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the first quarter of 2013.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
December 30, 2012 - January 26, 2013	—	$—	—	$827.0
January 27, 2013 - February 23, 2013	1,315	19.27	—	827.0
February 24, 2013 - March 23, 2013	370,573	24.32	—	827.0
TOTAL	371,888	$24.31	—	$827.0

(1)
Shares of stock withheld, at the election of certain holders of stock, by the Company from the vested portion of stock awards with a market value approximating the amount of the withholding taxes due from such stockholders.

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 10(iii).43*	Amendment Number 2013-1 to the Amended and Restated (Effective as of January 1, 2011) Deferred Compensation Plan for Safeway Non-Employee Directors II.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 23, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

___________________
* Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	April 30, 2013	/s/ Steven A. Burd
Steven A. Burd
Chairman and Chief Executive Officer

Date:	April 30, 2013	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED MARCH 23, 2013

Exhibit 10(iii).43*	Amendment Number 2013-1 to the Amended and Restated (Effective as of January 1, 2011) Deferred Compensation Plan for Safeway Non-Employee Directors II.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 23, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

___________________
* Management contract, or compensatory plan or arrangement.