Form 10-Q
period 2013-06-15
SAFEWAY INC
filed 2013-07-24
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2013

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
As of July 17, 2013, there were issued and outstanding 241.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Sales and other revenue	$8,696.1	$8,833.9	$17,202.8	$17,337.8
Cost of goods sold	(6,414.8)	(6,542.3)	(12,664.5)	(12,779.3)
Gross profit	2,281.3	2,291.6	4,538.3	4,558.5
Operating and administrative expense	(2,143.2)	(2,152.9)	(4,294.0)	(4,307.8)
Operating profit	138.1	138.7	244.3	250.7
Interest expense	(64.4)	(73.1)	(128.8)	(144.0)
Other income, net	16.8	3.9	23.1	9.1
Income before income taxes	90.5	69.5	138.6	115.8
Income taxes	(32.4)	(21.9)	(25.6)	(38.0)
Income from continuing operations, net of tax	58.1	47.6	113.0	77.8
(Loss) income from discontinued operations, net of tax	(49.3)	75.3	14.6	118.0
Net income before allocation to noncontrolling interests	8.8	122.9	127.6	195.8
Noncontrolling interests	(0.4)	(0.2)	(0.3)	(0.2)
Net income attributable to Safeway Inc.	$8.4	$122.7	$127.3	$195.6

Basic earnings (loss) per common share:
Continuing operations	$0.24	$0.20	$0.47	$0.30
Discontinued operations	(0.21)	0.31	0.06	0.46
Total	$0.03	$0.51	$0.53	$0.76

Diluted earnings (loss) per common share:
Continuing operations	$0.24	$0.20	$0.47	$0.30
Discontinued operations	(0.21)	0.31	0.06	0.46
Total	$0.03	$0.51	$0.53	$0.76

Weighted average shares outstanding:
Basic	238.7	239.5	238.0	255.5
Diluted	240.8	239.8	239.7	255.9

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Net income before allocation to noncontrolling interests	$8.8	$122.9	$127.6	$195.8
Other comprehensive income:
Translation adjustments, net of tax	2.2	(35.0)	(29.8)	(14.4)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	15.6	14.2	31.2	28.3
Other, net of tax	(0.1)	0.2	(0.3)	0.6
Total comprehensive income including noncontrolling interests	26.5	102.3	128.7	210.3
Comprehensive income attributable to noncontrolling interests	(0.4)	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to Safeway Inc.	$26.1	$102.1	$128.4	$210.1

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 15, 2013	December 29, 2012
Assets
Current assets:
Cash and equivalents	$441.1	$352.2
Receivables	612.3	909.0
Merchandise inventories	2,455.7	2,562.0
Prepaid expenses and other current assets	393.1	344.7
Assets held for sale	1,770.1	—
Total current assets	5,672.3	4,167.9

Property	17,939.7	20,750.1
Less accumulated depreciation and amortization	(10,078.3)	(11,525.5)
Property, net	7,861.4	9,224.6

Goodwill	373.6	471.5
Investment in unconsolidated affiliate	198.7	191.7
Other assets	448.7	601.3
Total assets	$14,554.7	$14,657.0

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	June 15, 2013	December 29, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,047.2	$294.0
Current obligations under capital leases	41.0	36.2
Accounts payable	2,276.9	3,125.0
Accrued salaries and wages	375.0	460.9
Deferred income taxes	156.9	45.7
Other accrued liabilities	585.9	643.8
Liabilities held for sale	648.5	—
Total current liabilities	5,131.4	4,605.6
Long-term debt:
Notes and debentures	4,230.6	4,831.9
Obligations under capital leases	375.0	411.6
Total long-term debt	4,605.6	5,243.5
Deferred income taxes	193.1	178.5
Pension and post-retirement benefit obligations	677.7	914.5
Accrued claims and other liabilities	743.7	781.5
Total liabilities	11,351.5	11,723.6
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 607.4 and 605.3 shares issued	6.1	6.1
Additional paid-in capital	4,723.6	4,505.6
Treasury stock at cost: 366.2 and 365.8 shares	(9,129.5)	(9,119.8)
Accumulated other comprehensive loss	(72.7)	(73.8)
Retained earnings	7,646.7	7,609.8
Total Safeway Inc. equity	3,174.2	2,927.9
Noncontrolling interests	29.0	5.5
Total equity	3,203.2	2,933.4
Total liabilities and stockholders’ equity	$14,554.7	$14,657.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended
	June 15, 2013	June 16, 2012
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$127.6	$195.8
Income from discontinued operations, net of tax	(14.6)	(118.0)
Income from continuing operations, net of tax	113.0	77.8
Reconciliation to net cash flow (used) provided by operating activities:
Depreciation and amortization	446.2	467.1
Property impairment charges	15.6	28.3
Share-based employee compensation	25.4	23.6
LIFO expense	—	0.6
Equity in earnings of unconsolidated affiliate	(10.8)	(5.4)
Net pension and post-retirement benefits expense	53.0	58.0
Contributions to pension and post-retirement benefit plans	(39.7)	(46.0)
Gain on property retirements and lease exit costs, net	(5.3)	(6.7)
Increase (decrease) in accrued claims and other liabilities	15.3	(1.6)
Deferred income taxes	(17.2)	—
Other	(8.9)	11.0
Changes in working capital items:
Receivables	—	1.8
Inventories at FIFO cost	(338.0)	(372.0)
Prepaid expenses and other current assets	(21.4)	7.7
Income taxes	(30.6)	(72.5)
Payables and accruals	173.8	148.8
Payables related to third-party gift cards, net of receivables	(531.8)	(531.6)
Net cash flow used by operating activities–continuing operations	(161.4)	(211.1)
Net cash flow provided by operating activities–discontinued operations	139.2	120.3
Net cash flow used by operating activities	(22.2)	(90.8)

INVESTING ACTIVITIES:
Cash paid for property additions	(256.7)	(490.0)
Proceeds from sale of property	39.5	58.5
Proceeds from company-owned life insurance policies	68.7	—
Other	(12.1)	(16.9)
Net cash flow used by investing activities–continuing operations	(160.6)	(448.4)
Net cash flow used by investing activities–discontinued operations	(29.7)	(16.5)
Net cash flow used by investing activities	(190.3)	(464.9)

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)
(Unaudited)
	24 Weeks Ended
	June 15, 2013	June 16, 2012
FINANCING ACTIVITIES:
Additions to long-term borrowings	614.6	1,926.9
Payments on long-term borrowings	(468.8)	(449.0)
Net proceeds from the sale of Blackhawk common stock	237.9	—
Purchase of treasury stock	—	(1,274.5)
Dividends paid	(84.1)	(80.1)
Net proceeds from exercise of stock options	22.3	3.8
Other	(10.3)	(6.5)
Net cash flow provided by financing activities–continuing operations	311.6	120.6
Net cash flow provided used by financing activities–discontinued operations	(1.6)	(40.6)
Net cash flow provided by financing activities	310.0	80.0
Effect of changes in exchange rates on cash	(3.1)	(1.2)
Increase (decrease) in cash and equivalents	94.4	(476.9)
CASH AND EQUIVALENTS:
Beginning of period	352.2	729.4
End of period	446.6	252.5
Less cash held for sale	(5.5)	—
Cash and cash equivalents, excluding held for sale	$441.1	$252.5
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 24 weeks ended June 15, 2013 and June 16, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the 12 and 24 weeks ended June 15, 2013 are not necessarily indicative of the results expected for the full year or other future periods.
In June 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of Canada Safeway Limited ("CSL") to Sobeys Inc., a Canadian food retailer and wholly owned subsidiary of Empire Company Limited. In accordance with U.S. GAAP, intercompany sales of Safeway to CSL, which were $1.0 million and $1.1 million for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively, have not been eliminated. In 2012, the Company sold or closed its Genuardi's stores. Refer to Note B, Assets and Liabilities Held for Sale and Discontinued Operations, for additional information.
Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded no LIFO expense during the first 24 weeks of 2013 and $0.6 million of LIFO expense during the first 24 weeks of 2012.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years, with early adoption permitted. Safeway is currently evaluating the impact of ASU No. 2013-05 on its financial statements.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. ASU2013-01 amended the prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Safeway has company-owned life insurance policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, we offset the cash surrender value by the related loans. At June 15, 2013, the cash surrender value of the policies was $58.1 million, and the balance of the policy loans was $40.5 million for a net of $17.6 million.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B–ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS
Canada Safeway Limited ("CSL")
In June 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of CSL to Sobeys Inc., a Canadian food retailer and wholly owned subsidiary of Empire Company Limited, for C$5.8 billion in cash (about C$4.0 billion after taxes and expenses).

As a result of the agreement, the assets and liabilities of CSL are reported as held for sale in the condensed consolidated balance sheet at June 15, 2013, and the operating results of CSL have been classified as discontinued operations on the condensed consolidated statements of income for the 12 and 24 weeks ended June 15, 2013. Consistent with this presentation, the notes to condensed consolidated financial statements exclude discontinued operations as of June 15, 2013, unless otherwise noted. Historical financial information for CSL presented in the condensed consolidated income statements has been reclassified to discontinued operations to conform to current year presentation. The transaction is anticipated to close in the fourth quarter of 2013 and is subject to customary closing conditions, including approval under the Competition Act (Canada).

As a result of this transaction, any unremitted earnings of CSL are no longer considered indefinitely reinvested in Canada and, accordingly, Safeway has accrued deferred taxes of $106.7 million on those earnings in the second quarter of 2013.

Genuardi's
In 2012, Safeway sold or closed its Genuardi's stores. The Company recorded impairment charges, lease exit losses and a gain from the sale of Genuardi's stores as discontinued operations for the 12 and 24 weeks ended June 16, 2012. However, the historical operating results of these stores are not reflected in discontinued operations because the historical financial operating results are not material to the condensed consolidated income statements for the 12 and 24 weeks ended June 16, 2012.
Assets and liabilities held for sale at June 15, 2013 were as follows (in millions):

June 15, 2013
Assets held for sale:
CSL
Cash in stores	$5.5
Receivables	67.3
Merchandise inventories	434.8
Prepaid and other current assets	24.9
Net property, plant and equipment	1,111.6
Goodwill	95.4
Other assets	4.4
Total CSL assets held for sale	$1,743.9
Other United States real estate assets held for sale	26.2
Total assets held for sale	$1,770.1

Liabilities held for sale:
CSL
Obligations under capital leases	$39.7
Accounts payable	267.7
Accrued salaries and wages	71.6
Other accrued liabilities	50.7
Pension and post-retirement benefit obligations	188.2
Accrued claims and other liabilities	30.6
Total liabilities held for sale	$648.5

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial results of discontinued operations for the 12 and 24 weeks ended June 15, 2013 and June 16, 2012 were as follows (in millions):

	12 weeks ended
	June 15, 2013	June 16, 2012
CSL
Sales and other revenue	$1,522.3	$1,558.2

Income from discontinued operations before income taxes	84.7	108.1
Income tax expense	(134.0)	(34.0)
(Loss) income from discontinued operations, net of income taxes	(49.3)	74.1
Genuardi's
Gain on property dispositions and lease exit costs	—	2.0
Income tax expense	—	(0.8)
Gain from discontinued operations of Genuardi's	—	1.2
(Loss) income from discontinued operations, net of income taxes	$(49.3)	$75.3

	24 weeks ended
	June 15, 2013	June 16, 2012
CSL
Sales and other revenue	$3,015.5	$3,063.1

Income from discontinued operations before income taxes	158.1	185.5
Income tax expense	(143.5)	(60.0)
Income from discontinued operations, net of income taxes	14.6	125.5
Genuardi's
Lease exit costs, net of gains on property dispositions	—	(4.9)
Property impairment charges	—	(7.3)
Income tax benefit	—	4.7
Loss from discontinued operations of Genuardi's	—	(7.5)
Income from discontinued operations, net of income taxes	$14.6	$118.0

NOTE C–INITIAL PUBLIC OFFERING OF BLACKHAWK NETWORK HOLDINGS, INC. ("BLACKHAWK")
On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($237.9 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82.3 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital which will be paid in the fourth quarter of 2013.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $12.2 million and $13.0 million in the second quarter of 2013 and 2012, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $25.4 million and $23.6 million for the first 24 weeks of 2013 and 2012, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The following weighted-average assumptions used to value Safeway’s grants of stock options through the second quarter, by year, are as follows:

	2013			2012
Expected life (in years)	6.25	-	6.5	6.25	-	6.5
Expected stock volatility	31.6%	-	33.0%	31.6%	-	30.6%
Risk-free interest rate	1.1%	-	1.3%	1.2%	-	1.3%
Expected dividend yield during the expected term	3.8%			2.8%

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E–INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 15, 2013		June 16, 2012
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$58.1	$58.1	$47.6	$47.6
Noncontrolling interests	(0.4)	(0.4)	(0.2)	(0.2)
Income from continuing operations attributable to Safeway Inc.	57.7	57.7	47.4	47.4
Distributed and undistributed earnings allocated to participating securities	(0.6)	(0.6)	(0.4)	(0.4)
Income from continuing operations available to common stockholders	57.1	57.1	47.0	47.0

(Loss) income from discontinued operations, net of tax	(49.3)	(49.3)	75.3	75.3
Distributed and undistributed earnings allocated to participating securities	0.1	0.1	(0.7)	(0.7)
(Loss) income from discontinued operations available to common stockholders	(49.2)	(49.2)	74.6	74.6

Net income	$8.4	$8.4	$122.7	$122.7
Distributed and undistributed earnings allocated to participating securities	(0.5)	(0.5)	(1.1)	(1.1)
Net income available to common stockholders after earnings allocated to participating securities	$7.9	$7.9	$121.6	$121.6

Weighted average common shares outstanding	238.7	238.7	239.5	239.5
Common share equivalents	2.1		0.3
Weighted average shares outstanding	240.8		239.8

Earnings (loss) per common share:
Continuing operations	$0.24	$0.24	$0.20	$0.20
Discontinued operations	(0.21)	(0.21)	0.31	0.31
Total	$0.03	$0.03	$0.51	$0.51
Anti-dilutive shares totaling 8.4 million and 23.9 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 15, 2013 and June 16, 2012, respectively.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	24 Weeks Ended
	June 15, 2013		June 16, 2012
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$113.0	$113.0	$77.8	$77.8
Noncontrolling interests	(0.3)	(0.3)	(0.2)	(0.2)
Income from continuing operations attributable to Safeway Inc.	112.7	112.7	77.6	77.6
Distributed and undistributed earnings allocated to participating securities	(1.2)	(1.2)	(0.7)	(0.7)
Income from continuing operations available to common stockholders	111.5	111.5	76.9	76.9

Income from discontinued operations, net of tax	14.6	14.6	118.0	118.0
Distributed and undistributed earnings allocated to participating securities	(0.2)	(0.2)	(1.0)	(1.0)
Income from discontinued operations available to common stockholders	14.4	14.4	117.0	117.0

Net income	$127.3	$127.3	$195.6	$195.6
Distributed and undistributed earnings allocated to participating securities	(1.4)	(1.4)	(1.7)	(1.7)
Net income available to common stockholders after earnings allocated to participating securities	$125.9	$125.9	$193.9	$193.9

Weighted average common shares outstanding	238.0	238.0	255.5	255.5
Common share equivalents	1.7		0.4
Weighted average shares outstanding	239.7		255.9

Earnings per common share:
Continuing operations	$0.47	$0.47	$0.30	$0.30
Discontinued operations	0.06	0.06	0.46	0.46
Total	$0.53	$0.53	$0.76	$0.76
Anti-dilutive shares totaling 15.1 million and 21.9 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 15, 2013 and June 16, 2012, respectively.
NOTE F–TAXES ON INCOME
Income tax expense on continuing operations declined to 18.5% in the first 24 weeks of 2013 compared to 32.8% in the first 24 weeks of 2012 due to tax benefits recorded in the first quarter of 2013. In the first quarter of 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance policies purchased in the early 1980s and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million. In addition, income tax expense in the first quarter of 2013 was reduced by $5.0 million due to the resolution of federal income tax matters.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G–GOODWILL
A summary of changes in Safeway’s goodwill during the first 24 weeks of 2013 is as follows (in millions):

	2013
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$97.9		$4,462.8
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
	373.6	97.9		471.5
Activity during the quarter:
Other adjustments	—	(2.5)	(1)	(2.5)
Transfered to held for sale	—	(95.4)		(95.4)
	—	(97.9)		(97.9)
Balance – end of quarter:
Goodwill	4,364.9	—		4,364.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
Balance – end of quarter	$373.6	$—		$373.6

(1)	Represents foreign currency translation adjustments in Canada.

NOTE H–FINANCING
Notes and debentures were composed of the following at June 15, 2013 and December 29, 2012 (in millions):

	June 15, 2013	December 29, 2012
Commercial paper	$463.5	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	400.0	700.0
Other bank borrowings, unsecured	—	2.8
Mortgage notes payable, secured	47.5	48.3
Floating Rate Senior Notes due December 2013, unsecured	250.0	250.0
3.00% Second Series Notes due March 2014, unsecured	294.5	302.2
6.25% Senior Notes due March 2014, unsecured	500.0	500.0
5.625% Senior Notes due August 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	22.3	22.6
	$5,277.8	$5,125.9
Less current maturities	(1,047.2)	(294.0)
Long-term portion	$4,230.6	$4,831.9

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended				24 Weeks Ended
	June 15, 2013		June 16, 2012		June 15, 2013		June 16, 2012
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(24.9)	$—	$(23.4)	$—	$(49.8)	$—	$(46.9)	$—
Service cost	9.7	0.1	10.3	0.1	19.5	0.3	19.5	0.3
Interest cost	19.7	0.7	21.3	0.8	39.4	1.4	42.6	1.7
Amortization of prior service cost (credit)	3.0	—	3.6	—	5.9	(0.1)	7.3	(0.1)
Amortization of unrecognized losses	18.0	0.2	16.7	0.1	35.9	0.5	33.4	0.2
Total	$25.5	$1.0	$28.5	$1.0	$50.9	$2.1	$55.9	$2.1

The Company contributed $39.7 million to its defined benefit pension plans and post-retirement benefit plans in the first 24 weeks of 2013. For the remainder of 2013, Safeway currently anticipates contributing an additional $5 million to these plans.
NOTE J–CONTINGENCIES
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
In February  2012, Safeway was served with a subpoena issued by a group of California District Attorneys seeking documents and information related to the handling, disposal and reverse logistics of potential hazardous waste within the State.  The subject matter of the subpoena relates to the handling and transportation of unsaleable household items, including, but not limited to, cleaners, aerosols, hair shampoos, dyes, lotions, light bulbs, batteries, over-the-counter and similar items.
The Company increased legal reserves $17 million for multiple matters in the 12 weeks ended June 15, 2013.
Guarantees
Note P to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2012 Annual Report on Form 10-K provides information on guarantees.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K–STOCKHOLDERS’ EQUITY
Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2013
Quarter 2	05/14/13	06/20/13	$0.200	$48.2	$90.4
Quarter 1	03/14/13	03/25/13	0.175	42.2	42.2
2012
Quarter 2	05/15/12	06/21/12	$0.175	$41.9	$78.2
Quarter 1	03/16/12	03/29/12	0.145	36.3	36.3

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 24 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2013
Quarter 2	04/11/13	03/25/13	$0.175	$42.2	$84.1
Quarter 1	12/31/12	12/17/12	0.175	41.9	41.9
2012
Quarter 2	04/12/12	03/29/12	$0.145	$36.3	$80.1
Quarter 1	01/12/12	12/22/11	0.145	43.8	43.8

NOTE L–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at June 15, 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$112.7	$30.0	$82.7	$—
Short-term investments [1]	100.7	67.0	33.7	—
Non-current investments [2]	33.4	—	33.4	—
Total	$246.8	$97.0	$149.8	$—
Liabilities:
Contingent consideration [3]	$20.0	$—	$—	$20.0
Total	$20.0	$—	$—	$20.0

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2012 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$96.5	$91.0	$5.5	$—
Short-term investments [1]	44.2	14.5	29.7	—
Non-current investments [2]	33.9	—	33.9	—
Total	$174.6	$105.5	$69.1	$—
Liabilities:
Contingent consideration [3]	$21.8	$—	$—	$21.8
Total	$21.8	$—	$—	$21.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 24 weeks of 2013 follows (in millions):

Contingent consideration

Balance at December 29, 2012	$21.8
Settlements	(0.9)
Unrealized gains	(0.9)
Balance at June 15, 2013	$20.0

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

During the second quarter of 2013, long-lived assets from continuing operations with a carrying value of $10.1 million, primarily store assets, were written down to their fair value of $6.5 million, resulting in an impairment charge of $3.6 million. During the second quarter of 2012, long-lived assets with a carrying value of $30.8 million, primarily store assets, were written down to their fair value of $16.0 million, resulting in an impairment charge of $14.8 million. For the first 24 weeks of 2013, long-lived assets with a carrying value of $31.9 million, primarily stores assets, were written down to their fair value of $16.3 million, resulting in an impairment charge of $15.6 million. For the first 24 weeks of 2012, long-lived assets with a carrying value of $48 million, primarily store assets, were written down to their fair value of $19.7 million, resulting in an impairment charge of $28.3 million.
NOTE M–SEGMENTS
Safeway’s retail business operates in the United States. Safeway is organized into eight geographic retail operating segments (Chicago, Denver, Eastern, Northern California, Phoenix, Northwest, Texas and Southern California). Across all eight retail operating segments, the Company operates primarily one store format, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.
These eight operating segments have been aggregated into one reportable segment because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors the Company considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, sales growth, capital expenditures, competitive risks, operational risks and challenges, retail store sales, costs of goods sold and employees. In addition, each operating segment has similar products, similar production processes, similar types of customers, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material or meaningful additional information.
As a result of the recent Blackhawk IPO, the Company is now presenting Blackhawk as a reportable segment. Blackhawk provides gift cards, other prepaid products and payment services to consumers through a network of retail store locations in the United States and 18 other countries and various online channels. Prepaid products include: closed loop cards, open loop cards, financial services products and telecom products. Additionally, Blackhawk provides card production services and a secondary market for prepaid cards.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company by segment (in millions):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Safeway Retail
Sales and other revenue	$8,472.4	$8,645.9	$16,795.6	$16,999.9
Operating profit	132.8	130.8	238.7	240.6
Income before income taxes	85.0	61.2	132.5	105.0
Blackhawk*
Sales and other revenue	$223.7	$188.0	$407.2	$337.9
Operating profit	5.3	7.9	5.6	10.1
Income before income taxes	5.5	8.3	6.1	10.8
Total
Sales and other revenue	$8,696.1	$8,833.9	$17,202.8	$17,337.8
Operating profit	138.1	138.7	244.3	250.7
Income before income taxes	90.5	69.5	138.6	115.8
*Does not reflect noncontrolling interests in Blackhawk
The following tables presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	June 15, 2013		June 16, 2012
Non-perishables (1)	$3,550.1	40.8%	$3,555.5	40.2%
Perishables (2)	3,129.7	36.0	3,096.8	35.1
Fuel	1,031.4	11.9	1,199.5	13.6
Pharmacy	634.4	7.3	681.7	7.7
Blackhawk	223.7	2.6	188.0	2.1
Other (3)	126.8	1.4	112.4	1.3
Total sales and other revenue	$8,696.1	100.0%	$8,833.9	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

	24 Weeks Ended
	June 15, 2013		June 16, 2012
Non-perishables (1)	$7,089.4	41.2%	$7,060.4	40.7%
Perishables (2)	6,175.4	35.9	6,124.8	35.3
Fuel	1,995.9	11.6	2,222.0	12.8
Pharmacy	1,277.1	7.4	1,366.3	7.9
Blackhawk	407.2	2.4	337.9	2.0
Other (3)	257.8	1.5	226.4	1.3
Total sales and other revenue	$17,202.8	100.0%	$17,337.8	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE N–OTHER COMPREHENSIVE INCOME OR LOSS
The Company reports comprehensive income or loss in accordance with ASU 2012-13, "Comprehensive Income," in the Condensed Consolidated Statements of Comprehensive Income. Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $128.4 million in the first 24 weeks of 2013 and $210.1 million in the first 24 weeks of 2012.
While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For Safeway, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments and foreign currency translation adjustments. Changes in the AOCI balance by component are shown below (in millions):

	24 Weeks Ended June 15, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive income before reclassifications	—	(29.8)	0.1	(29.7)
Amounts reclassified from accumulated other comprehensive income	49.4	—	—	49.4
Tax expense	(18.2)	—	(0.4)	(18.6)
Net current-period other comprehensive income (loss)	31.2	(29.8)	(0.3)	1.1
Ending balance	$(441.1)	$369.2	$(0.8)	$(72.7)

	24 Weeks Ended June 16, 2012
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(462.1)	$402.1	$(1.5)	$(61.5)
Other comprehensive income before reclassifications	—	(14.4)	0.8	(13.6)
Amounts reclassified from accumulated other comprehensive income	45.3	—	—	45.3
Tax expense	(17.0)	—	(0.2)	(17.2)
Net current-period other comprehensive income	28.3	(14.4)	0.6	14.5
Ending balance	$(433.8)	$387.7	$(0.9)	$(47.0)

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
MANAGEMENT OVERVIEW The Company’s results of operations can be affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. The Company believes that recently consumer confidence has improved modestly, but remains cautious. The Company is responding to this challenging environment with new marketing programs such as just for U™ and fuel rewards, a continuing focus on cost control and new business initiatives such as our new center of store remodels.
In June 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of Canada Safeway Limited ("CSL") to Sobeys Inc., a Canadian food retailer and wholly owned subsidiary of Empire Company Limited, for C$5.8 billion in cash (about C$4.0 billion after taxes and expenses). The transaction is anticipated to close in the fourth quarter of 2013 and is subject to customary closing conditions, including approval under the Competition Act (Canada). See Note B to the condensed consolidated financial statements in this Form 10-Q and the caption "Discontinued Operations" later in this Management Discussion and Analysis. All other disclosures in Management's Discussion and Analysis focus on continuing operations, unless otherwise noted.
INCOME BEFORE INCOME TAXES Safeway’s income before income taxes increased $21.0 million to $90.5 million in the second quarter of 2013 from $69.5 million in the second quarter of 2012. Safeway’s income before taxes increased $22.8 million to $138.6 million in the first 24 weeks of 2013 from $115.8 million in 2012. These increases were primarily the result of higher other income and lower interest expense. Interest expense in 2013 was impacted by lower average borrowings and lower average interest rates. Other income is higher due to a gain on the sale of investments and higher earnings from our equity investment in Casa Ley.
INCOME FROM CONTINUING OPERATIONS Income from continuing operations was $58.1 million ($0.24 per diluted share) for the second quarter of 2013 and included increased legal reserves of $17.0 million related to multiple matters ($0.04 per diluted share), Blackhawk distribution partner expense of $5.7 million ($0.02 per diluted share) and a gain on the sale of investments of $8.5 million ($0.02 per diluted share). This compares to $47.6 million ($0.20 per diluted share) in the second quarter of 2012.
SALES AND OTHER REVENUE Total sales decreased to $8.7 billion in the second quarter of 2013 from $8.8 billion in the second quarter of 2012 due primarily to $168 million of lower fuel sales and a decline of $94 million from the disposition of Genuardi's stores in 2012. This was partly offset by $87 million of higher identical-store sales, excluding fuel, and $36 million of higher revenue from Blackhawk. Fuel sales decreased primarily because the average retail price per gallon of fuel decreased 6.7%, and the gallons sold decreased 7.8%.
Identical-Store Sales

	12 Weeks Ended
	June 15, 2013	June 16, 2012
As reported *	(1.0)%	2.1%
Excluding fuel sales *	1.2%	1.0%

*
Identical-store sales (ID Sales) are defined as stores operating in the same period in both the current year and the prior year, comparing sales on a daily basis. Stores that are open during remodeling are included in ID Sales. Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation. Excludes replacement stores and discontinued operations.

Identical-store sales, excluding fuel, increased 1.2%. Average transaction size and transaction counts increased during the quarter.
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
Gross profit increased 29 basis points to 26.23% of sales in the second quarter of 2013 compared to 25.94% of sales in the second quarter of 2012. Lower fuel sales increased gross profit 32 basis points. The remaining three basis-point decline is due

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily to a 14 basis-point decline from higher shrink, a 12 basis-point decline from investments in price and a 10 basis-point decline from increased revenue from Blackhawk (which is a lower margin business), partly offset by an 18 basis-point improvement from lower advertising expense. Safeway expects shrink to increase modestly for the remainder of 2013 as the Company executes certain sales growth initiatives.
Vendor allowances totaled $565.8 million in the second quarter of 2013 and $566.8 million in the second quarter of 2012. Year-to-date, vendor allowances totaled $1.1 billion through the second quarters of 2013 and 2012. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 28 basis points to 24.65% of sales in the second quarter of 2013 from 24.37% of sales in the second quarter of 2012. Operating and administrative expense increased 49 basis points due to lower fuel sales, 20 basis points due to increased legal reserves and 15 basis points due to increased labor costs. This was partially offset by a 24 basis-point decline due to lower property impairment charges, a 14 basis-point decline in store occupancy expense and a 16 basis-point decline in other indirect store expenses.
INTEREST EXPENSE Interest expense declined to $64.4 million in the second quarter of 2013 from $73.1 million in the second quarter of 2012 because of a decline in average borrowings. Average borrowings declined $777 million to $5,940 million in the second quarter of 2013 compared to $6,717 million in the second quarter of 2012. The average interest rate remained flat at 4.7% in the second quarter of 2013 compared to the second quarter of 2012.
OTHER INCOME Other income increased to $16.8 million in the second quarter of 2013 from $3.9 million in the second quarter of 2012 primarily due to an $8.5 million gain on the sale of investments and a $4.3 million increase in earnings from our equity investment in Casa Ley.
INCOME TAXES Income tax expense on continuing operations increased to 35.8% of pretax income in the second quarter of 2013 from 31.5% in the second quarter of 2012 due to individually immaterial items that reduced the 2012 tax rate. The tax rate on continuing operations is expected to be approximately 29% for the full year 2013 and approximately 35% for the remainder of 2013.
24 WEEKS ENDED JUNE 15, 2013 COMPARED WITH 24 WEEKS ENDED JUNE 16, 2012
Income from continuing operations increased to $113.0 million ($0.47 per diluted share) in the first 24 weeks of 2013, compared to $77.8 million ($0.30 per diluted share) in the first 24 weeks of 2012.

Sales and other revenue declined 0.8% to $17.2 billion in the first 24 weeks of 2013 from $17.3 billion in the first 24 weeks of 2012 primarily due to lower fuel sales in 2013 and the disposition of Genuardi's stores in 2012, partly offset by an identical-store sales (excluding fuel) increase of 1.5%.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Identical-Store Sales

	24 Weeks Ended
	June 15, 2013	June 16, 2012
As reported *	(0.1)%	2.0%
Excluding fuel sales *	1.5%	0.6%

*
Identical-store sales (ID Sales) are defined as stores operating in the same period in both the current year and the prior year, comparing sales on a daily basis. Stores that are open during remodeling are included in ID Sales. Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation. Excludes replacement stores and discontinued operations.

The gross profit margin was 26.38% in the first 24 weeks of 2013 compared to 26.29% in the first 24 weeks of 2012. Operating and administrative expense margin was 24.96% of sales in the first 24 weeks of 2013 compared to 24.85% in the first 24 weeks of 2012.

Interest expense declined $15.2 million to $128.8 million in the first 24 weeks of 2013 from $144.0 million in the first 24 weeks of 2012 due to a decline in average borrowings.

Other income increased to $23.1 million in the first 24 weeks of 2013 from $9.1 million in the first 24 weeks of 2012 due primarily to an $8.5 million gain on the sale of investments and a $5.4 million increase in earnings from our equity investment in Casa Ley.

Income tax expense on continuing operations declined to 18.5% in the first 24 weeks of 2013 compared to 32.8% in the first 24 weeks of 2012 due primarily to a $17.2 million ($0.07 per diluted share) tax benefit in the first quarter of 2013 related to the settlement of corporate-owned life insurance ("COLI") policies and a $5.0 million ($0.02 per diluted share) reduction in tax expense due to the resolution of federal income tax matters.
BLACKHAWK FINANCIAL RESULTS Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $407.2 million in the first 24 weeks of 2013, up 20% from $337.9 million in the first 24 weeks of 2012. This increase was due primarily to an increase in the load value of gift cards, an increase in commissions and fees, as a percentage of the load value, and an increase in fees from Visa gift cards. In 2013, Blackhawk incurred a $6.0 million mark-to-market charge for accelerating the expense of a partner equity instrument at the time of their IPO. Income before taxes from Blackhawk was $6.1 million in the first 24 weeks of 2013 compared to $10.8 million in the first 24 weeks of 2012.
DISCONTINUED OPERATIONS Loss from discontinued operations, net of tax, was $49.3 million ($0.21 per diluted share) in the second quarter of 2013. This compares with income from discontinued operations in the second quarter of 2012 of $75.3 million ($0.31 per diluted share), which consisted income of $74.1 million from Canadian operations and $1.2 million gain from the sale of three Genuardi's properties. For the first 24 weeks of 2013, income from discontinued operations, net of tax was $14.6 million ($0.06 per diluted share) compared to $118.0 million ($0.46 per diluted share) for the first 24 weeks of 2012, which consisted of income of $125.5 million from Canadian operations and $7.5 million loss from the sale or impairment of Genuardi's properties.
CSL sales and other revenue for the 12 and 24 weeks ended June 15, 2013 were $1,522.3 million and $3,015.5 million, respectively, compared with $1,558.2 million and $3,063.1 million for the comparable weeks in 2012. Income before income taxes for the 12 week and 24 weeks ended June 15, 2013 were $84.7 million and $158.1 million, respectively, compared with $108.1 million and $185.5 million for the comparable weeks in 2012.  Approximately one half of the decline in CSL's pretax income during the second quarter of 2013 is attributable to a $11.8 million gain on asset sales recorded in the second quarter in 2012.  The remaining half of the decline is due to business operations with the majority of the decline attributable to the impact of pharmacy reform in Alberta.
CSL's income tax expense for the 12 and 24 weeks ended June 18, 2013 were $134 million and $143.5 million respectively, compared to $34.0 million and $60.0 million for the comparable weeks in 2012. The second quarter of 2013 included a tax charge of $106.7 million ($0.44 per diluted share) on CSL retained earnings that were considered indefinitely reinvested in Canada prior to the agreement to sell CSL.

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

Liquidity and Financial Resources
Net cash flow used by operating activities was $161.4 million in the first 24 weeks of 2013 compared to net cash flow used by operating activities of $211.1 million in the first 24 weeks of 2012. This change was largely due to the lower use of cash for working capital in 2013, which was driven primarily by a decline in income taxes.

Net cash flow used by investing activities declined to $160.6 million in the first 24 weeks of 2013 from $448.4 million in the first 24 weeks of 2012 primarily due to a decline in capital expenditures and proceeds on COLI policies in 2013.

Net cash flow provided by financing activities increased to $311.6 million in the first 24 weeks of 2013 from $120.6 million in the first 24 weeks of 2012. This increase was due primarily to cash used for stock repurchases in 2012 and proceeds from the sale of Blackhawk stock in 2013, partly offset by lower net proceeds from long-term borrowings in 2013.
Based upon the current level of operations, management believes that net cash flow from operating activities and other sources of liquidity, including proceeds from the sale of the Company's Canadian operations to Sobeys Inc., potential borrowing under Safeway’s commercial paper program, its Credit Agreement, referred to below, and debt offerings will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and stock repurchases and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the commercial paper program and Credit Agreement.
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

	24 Weeks Ended
(in millions)	June 15, 2013	June 16, 2012
Net cash flow used by operating activities, as reported	$(161.4)	$(211.1)
Decrease in payables related to third-party gift cards, net of receivables	531.8	531.6
Net cash flow provided by operating activities, as adjusted	370.4	320.5
Net cash flow used by investing activities	(160.6)	(448.4)
Free cash flow	$209.8	$(127.9)

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
INITIAL PUBLIC OFFERING OF BLACKHAWK NETWORK HOLDINGS, INC. On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for $237.9 million, net of the underwriting discount and professional service fees, reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82.3 million tax liability on the sale of these shares, which will be paid in the fourth quarter of 2013.
ASSETS AND LIABILITIES HELD FOR SALE On June 12, 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of CSL to Sobeys Inc. for C$5.8 billion in cash (about C$4 billion after taxes and expenses). The proceeds from this transaction are expected to be used to pay down $2.0 billion of debt, with the majority of the remainder to be used to buy back stock. In addition, some of the proceeds may be used to invest in growth opportunities. The transaction is anticipated to close in the fourth quarter of 2013 and is subject to customary closing conditions, including approval under the Competition Act (Canada).
CREDIT AGREEMENT The Company has a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks that terminates on June 1, 2015. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and CSL, a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of June 15, 2013, the Company was in compliance with these covenant requirements. At June 15, 2013, there were no borrowings outstanding and $43.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,456.4 million on June 15, 2013.

The announced agreement to sell assets of CSL is permitted under the terms of the Credit Agreement. The Company has the option to permanently reduce or terminate the $250 million Canadian credit facility.
TERM CREDIT AGREEMENT Safeway has a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. Semi-annual principal payments equal to 5.50% of the aggregate principal amount of the term loans are required beginning on June 30, 2013, with any remaining principal balances due at the maturity of the Term Credit Agreement. The Term Credit Agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Credit Agreement." As of June 15, 2013, the Company was in compliance with these covenant requirements. In the second quarter of 2013, the Company paid principal payments of $300.0 million under the Term Credit Agreement. At June 15, 2013, there were $400.0 million of outstanding borrowings under the Term Credit Agreement.
SHELF REGISTRATION   The Company has a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock that expires on October 24, 2014. At June 15, 2013, $1.95 billion of securities were available for issuance under the Safeway board of directors' authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $42.2 million and $36.3 million for the second quarters of 2013 and 2012, respectively. Year-to-date dividends paid on common stock totaled $84.1 million and $80.1 million for 2013 and 2012, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first or second quarters of 2013 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at June 15, 2013 was approximately $0.8 billion. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
Capital Expenditure Program
For the first 24 weeks of 2013, Safeway invested $256.7 million in capital expenditures compared to $490 million for the first 24 weeks of 2012. For the year, Safeway expects to invest between $900 million and $950 million in capital expenditures, comparable to 2012 capital expenditures.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to the estimated proceeds (after taxes and expenses) from the sale of the Company's Canadian operations ("the transaction"); the intended use of such proceeds from the transaction; the anticipated timing of closing of the transaction and expectations as to the operational effects of the transaction; pension and post-retirement benefit plan contributions; repayment of borrowings; income tax rate; shrink for the remainder of 2013; sufficiency of liquidity for the foreseeable future; the timing of the tax payment on Safeway's proceeds from the sale of Blackhawk common stock; and capital expenditures. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•
General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volume levels and price per item trends;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our continuing efforts to expand corporate brands;

•	Results of our programs to improve our perishables and center of store departments;

•	The impact of generic drugs on pharmacy sales and identical-store sales;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•
The outcome of the agreement to sell substantially all the net assets of Canada Safeway Limited to Sobeys Inc. including: the possibility that the transaction may not close; the possibility that events may transpire that will require the transaction to be modified prior to or at closing; the ability to use proceeds as described in this Form 10-Q; and the ability to project the impact of the transaction on our ongoing operations;

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

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk and Property Development Centers subsidiaries;

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of key members of senior management;

•	Data security or other information technology issues that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our retail stores.
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
There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2012 Annual Report on Form 10-K, except as noted below.
In connection with the agreement to sell the Canadian operations to Sobeys Inc., the Company is exposed to economic losses in the event of adverse changes in the U.S. to Canadian currency exchange rate.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended June 15, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In February 2012, Safeway was served with a subpoena issued by a group of California District Attorneys seeking documents and information related to the handling, disposal and reverse logistics of potential hazardous waste within the State.  The subject matter of the subpoena relates to the handling and transportation of unsaleable household items, including, but not limited to, cleaners, aerosols, hair shampoos, dyes, lotions, light bulbs, batteries, over-the-counter and similar items.
The Company increased legal reserves $17 million for multiple matters in the 12 weeks ended June 15, 2013.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2012 Annual Report on Form 10-K, except as noted below.
Canada Safeway Limited Failure to find growth opportunities to use the proceeds from the sale of the net assets of CSL could adversely affect our financial results. Additionally, the proposed sale of CSL increases our concentration of retail stores to certain geographic areas in the United States, which heightens our exposure to general economic conditions in these areas.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the second quarter of 2013.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
March 24, 2013 - April 20, 2013	22,171	$25.65	—	$827.0
April 21, 2013 - May 18, 2013	1,151	23.29	—	827.0
May 19, 2013 - June 15, 2013	3,455	22.59	—	827.0
TOTAL	26,777	$25.16	—	$827.0

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

Exhibit 2.1
Asset Purchase Agreement, dated June 12, 2013, among Safeway Inc., Canada Safeway Limited, Canada Safeway Liquor Stores ULC, Safeway New Canada, Inc., Sobeys Inc. and Empire Company Limited (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated June 12, 2013).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 15, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	July 24, 2013	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Executive Officer

Date:	July 24, 2013	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED JUNE 15, 2013

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 15, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.