Form 10-Q
period 2013-09-07
SAFEWAY INC
filed 2013-10-16
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2013

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
As of October 9, 2013, there were issued and outstanding 246.8 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Sales and other revenue	$8,622.0	$8,525.8	$25,824.8	$25,863.6
Cost of goods sold	(6,396.7)	(6,294.6)	(19,061.2)	(19,073.9)
Gross profit	2,225.3	2,231.2	6,763.6	6,789.7
Operating and administrative expense	(2,144.0)	(2,114.5)	(6,438.1)	(6,422.4)
Operating profit	81.3	116.7	325.5	367.3
Interest expense	(63.6)	(70.9)	(192.4)	(214.9)
Other income, net	5.3	10.3	28.4	19.5
Income before income taxes	23.0	56.1	161.5	171.9
Income taxes	(4.5)	(17.1)	(30.1)	(55.1)
Income from continuing operations, net of tax	18.5	39.0	131.4	116.8
Income from discontinued operations, net of tax	47.9	118.0	62.6	236.0
Net income before allocation to noncontrolling interests	66.4	157.0	194.0	352.8
Noncontrolling interests	(0.6)	—	(0.9)	(0.3)
Net income attributable to Safeway Inc.	$65.8	$157.0	$193.1	$352.5

Basic earnings per common share:
Continuing operations	$0.07	$0.16	$0.54	$0.46
Discontinued operations	0.20	0.50	0.26	0.94
Total	$0.27	$0.66	$0.80	$1.40

Diluted earnings per common share:
Continuing operations	$0.07	$0.16	$0.54	$0.46
Discontinued operations	0.20	0.50	0.25	0.94
Total	$0.27	$0.66	$0.79	$1.40

Weighted average shares outstanding:
Basic	239.4	237.1	238.5	249.4
Diluted	241.6	237.1	240.3	249.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net income before allocation to noncontrolling interests	$66.4	$157.0	$194.0	$352.8
Other comprehensive income:
Translation adjustments, net of tax	(22.3)	49.4	(52.1)	34.9
Recognition of pension and post-retirement benefits actuarial loss, net of tax	15.8	19.3	47.0	47.7
Other, net of tax	(1.1)	0.5	(1.4)	1.3
Total comprehensive income including noncontrolling interests	58.8	226.2	187.5	436.7
Comprehensive income attributable to noncontrolling interests	(0.6)	—	(0.9)	(0.3)
Comprehensive income attributable to Safeway Inc.	$58.2	$226.2	$186.6	$436.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 7, 2013	December 29, 2012
Assets
Current assets:
Cash and equivalents	$413.1	$352.2
Receivables	556.9	909.0
Merchandise inventories	2,401.1	2,562.0
Prepaid expenses and other current assets	438.1	344.7
Assets held for sale	1,840.8	—
Total current assets	5,650.0	4,167.9

Property	17,980.3	20,750.1
Less accumulated depreciation and amortization	(10,247.9)	(11,525.5)
Property, net	7,732.4	9,224.6

Goodwill	373.6	471.5
Investment in unconsolidated affiliate	202.1	191.7
Other assets	449.5	601.3
Total assets	$14,407.6	$14,657.0

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	September 7, 2013	December 29, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1,291.9	$294.0
Current obligations under capital leases	48.0	36.2
Accounts payable	2,275.4	3,125.0
Accrued salaries and wages	354.8	460.9
Deferred income taxes	141.5	30.4
Other accrued liabilities	606.8	683.3
Liabilities held for sale	619.7	—
Total current liabilities	5,338.1	4,629.8
Long-term debt:
Notes and debentures	3,844.3	4,831.9
Obligations under capital leases	384.1	411.6
Total long-term debt	4,228.4	5,243.5
Deferred income taxes	202.8	178.5
Pension and post-retirement benefit obligations	681.7	914.5
Accrued claims and other liabilities	727.8	781.5
Total liabilities	11,178.8	11,747.8
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 608.8 and 605.3 shares issued	6.1	6.1
Additional paid-in capital	4,764.1	4,505.6
Treasury stock at cost: 366.2 and 365.8 shares	(9,129.9)	(9,119.8)
Accumulated other comprehensive loss	(80.3)	(73.8)
Retained earnings	7,639.2	7,585.6
Total Safeway Inc. equity	3,199.2	2,903.7
Noncontrolling interests	29.6	5.5
Total equity	3,228.8	2,909.2
Total liabilities and stockholders’ equity	$14,407.6	$14,657.0

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	36 Weeks Ended
	Sept. 7, 2013	Sept. 8, 2012
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$194.0	$352.8
Income from discontinued operations, net of tax	(62.6)	(236.0)
Income from continuing operations, net of tax	131.4	116.8
Reconciliation to net cash flow provided by operating activities:
Depreciation and amortization	669.4	698.3
Property impairment charges	34.3	34.3
Share-based employee compensation	40.3	35.6
LIFO expense	—	1.6
Equity in earnings of unconsolidated affiliate	(14.2)	(13.2)
Net pension and post-retirement benefits expense	79.6	88.4
Contributions to pension and post-retirement benefit plans	(41.1)	(69.6)
Gain on property retirements and lease exit costs, net	(4.8)	(16.7)
Increase (decrease) in accrued claims and other liabilities	4.2	(2.3)
Deferred income taxes	(17.2)	—
Other	(2.4)	15.2
Changes in working capital items:
Receivables	1.6	23.7
Inventories at FIFO cost	(283.3)	(270.6)
Prepaid expenses and other current assets	5.6	10.7
Income taxes	(93.9)	(63.7)
Payables and accruals	208.5	110.2
Payables related to third-party gift cards, net of receivables	(588.4)	(558.7)
Net cash flow provided by operating activities–continuing operations	129.6	140.0
Net cash flow provided by operating activities–discontinued operations	179.7	218.5
Net cash flow provided by operating activities	309.3	358.5

INVESTING ACTIVITIES:
Cash paid for property additions	(438.3)	(629.8)
Proceeds from sale of property	38.0	156.0
Proceeds from company-owned life insurance policies	68.7	—
Other	(4.8)	(30.6)
Net cash flow used by investing activities–continuing operations	(336.4)	(504.4)
Net cash flow (used) provided by investing activities–discontinued operations	(46.1)	68.5
Net cash flow used by investing activities	(382.5)	(435.9)

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)
(Unaudited)
	36 Weeks Ended
	Sept. 7, 2013	Sept. 8, 2012
FINANCING ACTIVITIES:
Additions to long-term borrowings	635.1	2,196.5
Payments on long-term borrowings	(636.4)	(1,275.2)
Net proceeds from the sale of Blackhawk common stock	238.0	—
Purchase of treasury stock	—	(1,274.5)
Dividends paid	(132.3)	(122.0)
Net proceeds from exercise of stock options	48.0	3.8
Other	(9.3)	(7.0)
Net cash flow provided (used) by financing activities–continuing operations	143.1	(478.4)
Net cash flow (used) provided by financing activities–discontinued operations	(2.3)	29.8
Net cash flow provided (used) by financing activities	140.8	(448.6)

Effect of changes in exchange rates on cash	(1.5)	(0.6)
Increase (decrease) in cash and equivalents	66.1	(526.6)
CASH AND EQUIVALENTS:
Beginning of period	352.2	729.4
End of period	418.3	202.8
Less cash held for sale	(5.2)	—
Cash and cash equivalents, excluding held for sale	$413.1	$202.8
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 and 36 weeks ended September 7, 2013 and September 8, 2012 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the 12 and 36 weeks ended September 7, 2013 are not necessarily indicative of the results expected for the full year or other future periods.
On June 12, 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of Canada Safeway Limited ("CSL") to Sobeys Inc., a Canadian food retailer and wholly owned subsidiary of Empire Company Limited. In accordance with U.S. GAAP, intercompany sales of Safeway to CSL, which were $1.5 million and $1.5 million for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively, have not been eliminated. In 2012, the Company sold or closed its Genuardi's stores. Refer to Note B, Assets and Liabilities Held for Sale and Discontinued Operations, for additional information.
Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded no LIFO expense during the first 36 weeks of 2013 and $1.6 million of LIFO expense during the first 36 weeks of 2012.

Correction to Previously Reported Financial Statements
Subsequent to the issuance of the fiscal 2012 consolidated financial statements, the Company determined that the accrual for multiemployer health and welfare benefits was understated by $39.5 million as of December 29, 2012 due to certain labor contracts not accounted for on an accrual basis. This understatement originated many years ago. Safeway assessed the materiality of this item on previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the correction was not material to any of the individual annual or interim periods. Safeway has corrected the accompanying condensed consolidated financial statements by decreasing 2012 Retained Earnings by $24.2 million, decreasing Current Deferred Income Taxes by $15.3 million and increasing the multiemployer health and welfare accrual within Other Accrued Liabilities by $39.5 million. The effect on the 2012 and 2011 consolidated statement of operations is insignificant. This correction results in no other changes to the condensed consolidated financial statements.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. ASU 2013-11 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. Safeway is in the process of evaluating ASU 2013-11 and does not expect that it will have a significant impact on its consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years, with early adoption permitted. Safeway is currently evaluating the impact of ASU No. 2013-05 on its financial statements.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. ASU 2013-01 amended the prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Safeway has company-owned life insurance policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, we offset the cash surrender value by the related loans. At September 7, 2013, the cash surrender value of the policies was $58.9 million, and the balance of the policy loans was $40.9 million for a net of $18.0 million.

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

As a result of the agreement, the assets and liabilities of CSL are reported as held for sale in the condensed consolidated balance sheet at September 7, 2013, and the operating results of CSL have been classified as discontinued operations on the condensed consolidated statements of income for the 12 and 36 weeks ended September 7, 2013. Consistent with this presentation, the notes to condensed consolidated financial statements exclude discontinued operations as of September 7, 2013, unless otherwise noted. Historical financial information for CSL presented in the condensed consolidated income statements has been reclassified to discontinued operations to conform to current year presentation. The transaction is expected to close in the fourth quarter of 2013 and is subject to customary closing conditions, including approval under the Competition Act (Canada).

As a result of this agreement, any unremitted earnings of CSL are no longer considered indefinitely reinvested in Canada and, accordingly, Safeway accrued deferred taxes of $106.7 million on those earnings in the second quarter of 2013.

Genuardi's
In 2012, Safeway sold or closed its Genuardi's stores. The Company recorded impairment charges, lease exit losses and a gain from the sale of Genuardi's stores as discontinued operations for the 12 and 36 weeks ended September 8, 2012. However, the historical operating results of these stores are not reflected in discontinued operations because the historical financial operating results are not material to the condensed consolidated income statements for the 12 and 36 weeks ended September 8, 2012.
Assets and liabilities held for sale at September 7, 2013 were as follows (in millions):

September 7, 2013
Assets held for sale:
CSL
Cash in stores	$5.2
Receivables	62.7
Merchandise inventories	434.4
Prepaid expenses and other current assets	22.9
Total property, net	1,078.2
Goodwill	93.8
Other assets	4.3
Total CSL assets held for sale	$1,701.5
Other United States real estate assets held for sale	139.3
Total assets held for sale	$1,840.8

Liabilities held for sale:
CSL
Obligations under capital leases	$38.3
Accounts payable	242.2
Accrued salaries and wages	71.3
Other accrued liabilities	49.3
Pension and post-retirement benefit obligations	186.1
Accrued claims and other liabilities	32.5
Total liabilities held for sale	$619.7

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial results of discontinued operations for the 12 and 36 weeks ended September 7, 2013 and September 8, 2012 were as follows (in millions):

	12 weeks ended
	September 7, 2013	September 8, 2012
CSL
Sales and other revenue	$1,454.1	$1,527.9

Income from discontinued operations before income taxes	71.8	101.4
Income tax expense	(23.9)	(32.4)
Income from discontinued operations, net of income taxes	47.9	69.0
Genuardi's
Gain on property dispositions, net of lease exit costs	—	80.4
Income tax expense	—	(31.4)
Gain from discontinued operations of Genuardi's	—	49.0
Income from discontinued operations, net of income taxes	$47.9	$118.0

	36 weeks ended
	September 7, 2013	September 8, 2012
CSL
Sales and other revenue	$4,469.6	$4,591.0

Income from discontinued operations before income taxes	229.9	287.0
Income tax expense	(167.3)	(92.5)
Income from discontinued operations, net of income taxes	62.6	194.5
Genuardi's
Gains on property dispositions, net of lease exit costs	—	68.1
Income tax benefit	—	(26.6)
Income from discontinued operations of Genuardi's	—	41.5
Income from discontinued operations, net of income taxes	$62.6	$236.0

NOTE C–INITIAL PUBLIC OFFERING OF BLACKHAWK NETWORK HOLDINGS, INC. ("BLACKHAWK")
On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($238.0 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82.3 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital which will be paid in the fourth quarter of 2013. As of September 7, 2013, Safeway owned 37.8 million shares of Blackhawk.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $14.8 million and $11.9 million in the third quarter of 2013 and 2012, respectively, as a component of operating and administrative expense. The Company recognized share-based compensation expense of $40.3 million and $35.6 million for the first 36 weeks of 2013 and 2012, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s grants of stock options through the third quarter, by year, are as follows:

	2013			2012
Expected life (in years)	6.25	-	6.5	6.25	-	6.5
Expected stock volatility	31.6%	-	33.0%	30.6%	-	33.0%
Risk-free interest rate	1.1%	-	1.9%	0.9%	-	1.3%
Expected dividend yield during the expected term	3.8%	-	4.0%	2.8%	-	3.6%

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E–INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income per basic common share to those used in calculating income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 7, 2013		September 8, 2012
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$18.5	$18.5	$39.0	$39.0
Noncontrolling interests	(0.6)	(0.6)	—	—
Income from continuing operations attributable to Safeway Inc.	17.9	17.9	39.0	39.0
Distributed and undistributed earnings allocated to participating securities	(0.2)	(0.2)	(0.3)	(0.3)
Income from continuing operations available to common stockholders	17.7	17.7	38.7	38.7

Income from discontinued operations, net of tax	47.9	47.9	118.0	118.0
Distributed and undistributed earnings allocated to participating securities	(0.5)	(0.5)	(0.8)	(0.8)
Income from discontinued operations available to common stockholders	47.4	47.4	117.2	117.2

Net income	$65.8	$65.8	$157.0	$157.0
Distributed and undistributed earnings allocated to participating securities	(0.7)	(0.7)	(1.1)	(1.1)
Net income available to common stockholders after earnings allocated to participating securities	$65.1	$65.1	$155.9	$155.9

Weighted average common shares outstanding	239.4	239.4	237.1	237.1
Common share equivalents	2.2		—
Weighted average shares outstanding	241.6		237.1

Earnings per common share:
Continuing operations	$0.07	$0.07	$0.16	$0.16
Discontinued operations	0.20	0.20	0.50	0.50
Total	$0.27	$0.27	$0.66	$0.66
Anti-dilutive shares totaling 8.1 million and 27.9 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 7, 2013 and September 8, 2012, respectively.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	36 Weeks Ended
	September 7, 2013		September 8, 2012
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$131.4	$131.4	$116.8	$116.8
Noncontrolling interests	(0.9)	(0.9)	(0.3)	(0.3)
Income from continuing operations attributable to Safeway Inc.	130.5	130.5	116.5	116.5
Distributed and undistributed earnings allocated to participating securities	(1.4)	(1.4)	(1.0)	(1.0)
Income from continuing operations available to common stockholders	129.1	129.1	115.5	115.5

Income from discontinued operations, net of tax	62.6	62.6	236.0	236.0
Distributed and undistributed earnings allocated to participating securities	(0.7)	(0.7)	(2.0)	(2.0)
Income from discontinued operations available to common stockholders	61.9	61.9	234.0	234.0

Net income	$193.1	$193.1	$352.5	$352.5
Distributed and undistributed earnings allocated to participating securities	(2.1)	(2.1)	(3.0)	(3.0)
Net income available to common stockholders after earnings allocated to participating securities	$191.0	$191.0	$349.5	$349.5

Weighted average common shares outstanding	238.5	238.5	249.4	249.4
Common share equivalents	1.8		0.2
Weighted average shares outstanding	240.3		249.6

Earnings per common share:
Continuing operations	$0.54	$0.54	$0.46	$0.46
Discontinued operations	0.25	0.26	0.94	0.94
Total	$0.79	$0.80	$1.40	$1.40
Anti-dilutive shares totaling 13.9 million and 21.7 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 7, 2013 and September 8, 2012, respectively.
NOTE F–TAXES ON INCOME
Income tax expense on continuing operations declined to 18.6% in the first 36 weeks of 2013 compared to 32.1% in the first 36 weeks of 2012 due to tax benefits recorded in the first quarter of 2013. In the first quarter of 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance policies purchased in the early 1980s and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million. In addition, income tax expense in the first quarter of 2013 was reduced by $5.0 million due to the resolution of federal income tax matters.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G–GOODWILL
A summary of changes in Safeway’s goodwill during the first 36 weeks of 2013 is as follows (in millions):

	2013
	U.S.	Canada		Total
Balance – beginning of year:
Goodwill	$4,364.9	$97.9		$4,462.8
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
	373.6	97.9		471.5
Activity during the quarter:
Other adjustments	—	(4.1)	(1)	(4.1)
Transfered to held for sale	—	(93.8)		(93.8)
	—	(97.9)		(97.9)
Balance – end of quarter:
Goodwill	4,364.9	—		4,364.9
Accumulated impairment charges	(3,991.3)	—		(3,991.3)
Balance – end of quarter	$373.6	$—		$373.6

(1)	Represents foreign currency translation adjustments in Canada.

NOTE H–FINANCING
Notes and debentures were composed of the following at September 7, 2013 and December 29, 2012 (in millions):

	September 7, 2013	December 29, 2012
Commercial paper	$327.9	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	400.0	700.0
Other bank borrowings, unsecured	—	2.8
Mortgage notes payable, secured	47.2	48.3
Floating Rate Senior Notes due December 2013, unsecured	250.0	250.0
3.00% Second Series Notes due March 2014, unsecured	289.2	302.2
6.25% Senior Notes due March 2014, unsecured	500.0	500.0
5.625% Senior Notes due August 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.9	22.6
	$5,136.2	$5,125.9
Less current maturities	(1,291.9)	(294.0)
Long-term portion	$3,844.3	$4,831.9

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended				36 Weeks Ended
	September 7, 2013		September 8, 2012		September 7, 2013		September 8, 2012
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(24.9)	$—	$(23.4)	$—	$(74.7)	$—	$(70.3)	$—
Service cost	9.7	0.2	10.3	0.1	29.2	0.5	28.9	0.4
Interest cost	19.7	0.7	21.3	0.8	59.1	2.1	63.9	2.5
Amortization of prior service cost (credit)	3.0	—	3.6	—	8.9	(0.1)	10.9	(0.1)
Amortization of unrecognized losses	18.0	0.2	16.7	0.1	53.9	0.7	51.8	0.4
Total	$25.5	$1.1	$28.5	$1.0	$76.4	$3.2	$85.2	$3.2

The Company contributed $41.1 million to its defined benefit pension plans and post-retirement benefit plans in the first 36 weeks of 2013 compared to $69.6 million in the first 36 weeks of 2012.  For the remainder of 2013, Safeway currently anticipates contributing an additional $11 million to these plans.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE K–STOCKHOLDERS’ EQUITY
Dividends Declared on Common Stock The following table presents information regarding dividends declared on Safeway’s common stock for the first 36 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2013
Quarter 3	08/22/13	09/19/13	$0.200	$49.1	$139.5
Quarter 2	05/14/13	06/20/13	0.200	48.2	90.4
Quarter 1	03/14/13	03/25/13	0.175	42.2	42.2
2012
Quarter 3	08/22/12	09/20/12	$0.175	$41.9	$120.1
Quarter 2	05/15/12	06/21/12	0.175	41.9	78.2
Quarter 1	03/16/12	03/29/12	0.145	36.3	36.3

Dividends Paid on Common Stock The following table presents information regarding dividends paid on Safeway’s common stock through the first 36 weeks of fiscal 2013 and 2012.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2013
Quarter 3	07/11/13	06/20/13	$0.200	$48.2	$132.3
Quarter 2	04/11/13	03/25/13	0.175	42.2	84.1
Quarter 1	12/31/12	12/17/12	0.175	41.9	41.9
2012
Quarter 3	07/12/12	06/21/12	$0.175	$41.9	$122.0
Quarter 2	04/12/12	03/29/12	0.145	36.3	80.1
Quarter 1	01/12/12	12/22/11	0.145	43.8	43.8

NOTE L–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at September 7, 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$89.6	$28.0	$61.6	$—
Short-term investments [1]	71.8	32.5	39.3	—
Non-current investments [2]	36.4	—	36.4	—
Total	$197.8	$60.5	$137.3	$—
Liabilities:
Contingent consideration [3]	$16.4	$—	$—	$16.4
Total	$16.4	$—	$—	$16.4

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2012 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$96.5	$91.0	$5.5	$—
Short-term investments [1]	44.2	14.5	29.7	—
Non-current investments [2]	33.9	—	33.9	—
Total	$174.6	$105.5	$69.1	$—
Liabilities:
Contingent consideration [3]	$21.8	$—	$—	$21.8
Total	$21.8	$—	$—	$21.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 36 weeks of 2013 follows (in millions):

Contingent consideration

Balance at December 29, 2012	$21.8
Settlements	(4.2)
Unrealized gains	(1.2)
Balance at September 7, 2013	$16.4

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

During the third quarter of 2013, long-lived assets from continuing operations with a carrying value of $30.3 million, primarily store assets, were written down to their fair value of $11.7 million, resulting in an impairment charge of $18.6 million. During the third quarter of 2012, long-lived assets with a carrying value of $9.9 million, primarily store assets, were written down to their fair value of $4.0 million, resulting in an impairment charge of $5.9 million. For the first 36 weeks of 2013, long-lived assets with a carrying value of $62.3 million, primarily stores assets, were written down to their fair value of $28.0 million, resulting in an impairment charge of $34.3 million. For the first 36 weeks of 2012, long-lived assets with a carrying value of $58.0 million, primarily store assets, were written down to their fair value of $23.7 million, resulting in an impairment charge of $34.3 million.
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
As a result of the Company's previously announced decision to exit the Chicago market (see Note O), Dominick's is no longer considered to have similar economic characteristics or a similar long-term future financial performance as the other seven retail operating segments. Therefore, Dominick's sales and other revenue, operating profit and income before taxes is disclosed as a separate reportable segment in the table of segment information later in this note.
The remaining seven operating segments have been aggregated into one reportable segment called Safeway Retail, because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors the Company considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, sales growth, capital expenditures, competitive risks, operational risks and challenges, retail store sales, costs of goods sold and employees. In addition, each operating segment has similar products, similar production processes, similar types of customers, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material or meaningful additional information.
As a result of the Blackhawk IPO, the Company presents Blackhawk as a separate reportable segment. Blackhawk provides gift cards, other prepaid products and payment services to consumers through a network of retail store locations in the United States and 18 other countries and various online channels. Prepaid products include: closed loop cards, open loop cards, financial services products and telecom products. Additionally, Blackhawk provides card production services and a secondary market for prepaid cards.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company by segment (in millions):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Safeway Retail
Sales and other revenue	$8,090.0	$8,034.4	$24,222.1	$24,347.1
Operating profit	90.8	122.1	349.9	379.0
Income before income taxes	32.9	61.7	186.9	184.1
Blackhawk*
Sales and other revenue	$203.6	$162.4	$610.8	$500.3
Operating profit	3.7	4.2	9.3	14.3
Income before income taxes	3.8	4.5	9.8	15.3
Dominick's
Sales and other revenue	$328.4	$329.0	$991.9	$1,016.2
Operating loss	(13.2)	(9.6)	(33.7)	(26.0)
Loss before income taxes	(13.7)	(10.1)	(35.2)	(27.5)
Total
Sales and other revenue	$8,622.0	$8,525.8	$25,824.8	$25,863.6
Operating profit	81.3	116.7	325.5	367.3
Income before income taxes	23.0	56.1	161.5	171.9
*Does not reflect noncontrolling interests in Blackhawk
The following tables presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	September 7, 2013		September 8, 2012
Non-perishables (1)	$3,563.6	41.3%	$3,543.8	41.6%
Perishables (2)	3,098.2	35.9	3,003.2	35.2
Fuel	996.7	11.6	1,065.1	12.5
Pharmacy	626.6	7.3	641.3	7.5
Blackhawk	203.6	2.4	162.4	1.9
Other (3)	133.3	1.5	110.0	1.3
Total sales and other revenue	$8,622.0	100.0%	$8,525.8	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

	36 Weeks Ended
	September 7, 2013		September 8, 2012
Non-perishables (1)	$10,653.0	41.2%	$10,604.2	41.0%
Perishables (2)	9,273.6	35.9	9,128.0	35.3
Fuel	2,992.6	11.6	3,287.1	12.7
Pharmacy	1,903.7	7.4	2,007.6	7.8
Blackhawk	610.8	2.4	500.3	1.9
Other (3)	391.1	1.5	336.4	1.3
Total sales and other revenue	$25,824.8	100.0%	$25,863.6	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE N–OTHER COMPREHENSIVE INCOME OR LOSS
The Company reports comprehensive income or loss in accordance with ASU 2012-13, "Comprehensive Income," in the Condensed Consolidated Statements of Comprehensive Income. Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $186.6 million in the first 36 weeks of 2013 and $436.4 million in the first 36 weeks of 2012.
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

	36 Weeks Ended September 7, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive income before reclassifications	—	(52.1)	(1.2)	(53.3)
Amounts reclassified from accumulated other comprehensive income	74.4	—	—	74.4
Tax expense	(27.4)	—	(0.2)	(27.6)
Net current-period other comprehensive income (loss)	47.0	(52.1)	(1.4)	(6.5)
Ending balance	$(425.3)	$346.9	$(1.9)	$(80.3)

	36 Weeks Ended September 8, 2012
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(462.1)	$402.1	$(1.5)	$(61.5)
Other comprehensive income before reclassifications	—	34.9	1.8	36.7
Amounts reclassified from accumulated other comprehensive income	74.3	—	—	74.3
Tax expense	(26.6)	—	(0.5)	(27.1)
Net current-period other comprehensive income	47.7	34.9	1.3	83.9
Ending balance	$(414.4)	$437.0	$(0.2)	$22.4

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE O–SUBSEQUENT EVENT
Stockholder Rights Plan On September 16, 2013, Safeway adopted a one-year stockholder rights plan. Under the plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on September 30, 2013. Under certain circumstances, each right will entitle stockholders to buy one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock of the Company at an exercise price of $100. The Company's Board of Directors will be entitled to redeem the rights at $0.01 per right at any time before a person or group has acquired 10% or more (15% or more in the case of a passive institutional investor) of the outstanding common stock. The rights will expire on September 15, 2014, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

Subject to limited exceptions, if a person or group acquires 10% or more of the outstanding common stock (15% or more in the case of a passive institutional investor) of the Company (including in the form of synthetic ownership through derivative positions), each right (other than those held by that person or group) will become exercisable and entitle its holder to purchase, at the right's then-current exercise price, a number of shares of common stock having a market value at that time of twice the right's exercise price. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the rights become exercisable, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value at that time of twice the right's exercise price.

Dominick's Safeway intends to exit the Chicago market, where it operates 72 Dominick's stores, by early 2014. This will result in a cash tax benefit of $400.0 million to $450.0 million which will be available in the short term to partly offset the cash tax expense on the sale of the net assets of CSL. We expect to use the cash tax benefit and any other cash proceeds from the disposal of Dominick's properties to buy back stock and to invest in growth opportunities.

Exiting the Chicago market will also trigger a multi-employer pension withdrawal liability which is generally paid evenly over twenty years. We estimate that the present value of the required quarterly cash payments is up to $375.0 million and that the present value of the related tax benefits is up to $145.0 million.

The decision to exit the Chicago market was reached after the end of the third quarter of 2013. Therefore, in accordance with generally accepted accounting principles, Dominick's net assets have not been classified as held for sale on the third quarter balance sheet, and its operations have not been included in discontinued operations. We anticipate that Dominick's will be accounted for as a discontinued operation in the fourth quarter of 2013.

The condensed consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flow and related notes in this Form 10-Q include Dominick's in continuing operations.

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
Canada Safeway Limited On June 12, 2013, Safeway announced that it has entered into an agreement to sell its Canadian operations through a sale of substantially all of the net assets of Canada Safeway Limited ("CSL") to Sobeys Inc., a Canadian food retailer and wholly owned subsidiary of Empire Company Limited, for C$5.8 billion in cash (about C$4.0 billion after taxes and expenses). The transaction is anticipated to close in the fourth quarter of 2013. See Note B to the condensed consolidated financial statements in this Form 10-Q and the caption "Discontinued Operations" later in this Management's Discussion and Analysis. All other disclosures in Management's Discussion and Analysis focus on continuing operations, unless otherwise noted.
Dominick's Safeway intends to exit the Chicago market, where it operates 72 Dominick's stores, by early 2014. This will result in a cash tax benefit of $400 million to $450 million which will be available in the short term to partly offset the cash tax expense on the sale of the net assets of CSL. We expect to use the cash tax benefit and any other cash proceeds from the disposal of Dominick's properties to buy back stock and to invest in growth opportunities.

Exiting the Chicago market will also trigger a multi-employer pension withdrawal liability which is generally paid evenly over twenty years. We estimate that the present value of the required quarterly cash payments is up to $375 million and that the present value of the related tax benefits is up to $145 million.

The decision to exit the Chicago market was reached after the end of the third quarter of 2013. Therefore, in accordance with generally accepted accounting principles, Dominick's net assets have not been classified as held for sale on the third quarter balance sheet, and its operations have not been included in discontinued operations. We anticipate that Dominick's will be accounted for as a discontinued operation in the fourth quarter of 2013.

Dominick's incurred losses before income taxes of $13.7 million in the third quarter of 2013 and $35.2 million in the first 36 weeks of 2013. The disclosures in this Management's Discussion and Analysis include Dominick's, unless otherwise noted.
INCOME BEFORE INCOME TAXES Safeway’s income before income taxes decreased $33.1 million to $23.0 million in the third quarter of 2013 from $56.1 million in the third quarter of 2012. Safeway’s income before taxes decreased $10.4 million to $161.5 million in the first 36 weeks of 2013 from $171.9 million in 2012. These decreases were primarily the result of lower operating profit partly offset by lower interest expense. Other income for the 36 weeks of 2013 is higher due to a gain on the sale of investments and higher earnings from our equity investment in Casa Ley.
INCOME FROM CONTINUING OPERATIONS Income from continuing operations was $18.5 million ($0.07 per diluted share) for the third quarter of 2013 compared to $39.0 million ($0.16 per diluted share) in the third quarter of 2012. The third quarter of 2013 included an impairment of a warehouse information software project for $9.9 million or $6.1 million, after tax ($0.03 per diluted share). Much of the benefit from this project was expected to come from Canadian warehouses. With the sale of its Canadian operations, the Company no longer intends to complete this project.
SALES AND OTHER REVENUE Total sales increased to $8.6 billion in the third quarter of 2013 from $8.5 billion in the third quarter of 2012 due primarily to $132 million of higher identical-store sales, $43 million of higher other revenue and $14 million of higher wholesale sales, partially offset by $68 million of lower fuel sales and a decline of $25 million from the disposition of Genuardi's stores in 2012. Fuel sales decreased primarily because the gallons sold decreased 6.9%, which was partly offset by a 0.5% increase in the average retail price per gallon of fuel.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Identical-Store Sales

	12 Weeks Ended
	September 7, 2013	September 8, 2012
As reported *	0.8%	0.6%
Excluding fuel sales *	1.9%	0.1%

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

Identical-store sales, excluding fuel, increased 1.9%. Average transaction size and transaction counts increased during the quarter.
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
Gross profit decreased 36 basis points to 25.81% of sales in the third quarter of 2013 compared to 26.17% of sales in the third quarter of 2012. Lower fuel sales increased gross profit 17 basis points. The offsetting 53 basis-point decline is due primarily to a 40 basis-point decline from higher shrink and a 34 basis-point decline from investments in price, partly offset by a 24 basis-point improvement from lower advertising expense.
During the third quarter, Safeway implemented a new strategy which focuses more on increasing sales with less emphasis on controlling shrink. While Safeway anticipated some additional shrink in the third quarter of 2013, the transition to the new strategy resulted in an unplanned level of shrink in certain operating divisions. Of the 40 basis-points of increased shrink in the third quarter of 2013, an estimated 23 basis points was unplanned. The Company expects the new sales-focused strategy to increase shrink in the fourth quarter of 2013 compared to the fourth quarter of 2012; however, the initial unplanned level of shrink should be significantly reduced.
Vendor allowances totaled $557.0 million in the third quarter of 2013 and $536.2 million in the third quarter of 2012. Year-to-date, vendor allowances totaled $1.7 billion through the third quarters of 2013 and 2012. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased seven basis points to 24.87% of sales in the third quarter of 2013 from 24.80% of sales in the third quarter of 2012. Operating and administrative expense increased 27 basis points due to lower fuel sales and 23 basis points from the $9.9 million impairment of the warehouse information software project and other property impairment charges. This was partially offset by a 12 basis-point decline from reduced labor costs, a 14 basis-point decline from lower depreciation expense, and a 11 basis-point decline from reduced legal reserves.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE Interest expense declined to $63.6 million in the third quarter of 2013 from $70.9 million in the third quarter of 2012 because of a decline in average borrowings. Average borrowings declined $1,084 million to $5,645 million in the third quarter of 2013 compared to $6,729 million in the third quarter of 2012. The average interest rate was higher at 4.9% in the third quarter of 2013 compared to 4.6% in the third quarter of 2012.
OTHER INCOME Other income decreased to $5.3 million in the third quarter of 2013 from $10.3 million in the third quarter of 2012 primarily due to a $4.6 million decrease in earnings from our equity investment in Casa Ley.
INCOME TAXES Income tax expense on continuing operations declined to 19.6% of pre-tax income in the third quarter of 2013 from 30.5% in the third quarter of 2012. This decrease in rate represents $2.5 million reduction in tax expense which is composed of individually immaterial items. The tax rate on continuing operations is expected to be approximately 27% for the full year 2013 and approximately 34% for the remainder of 2013.
36 WEEKS ENDED SEPTEMBER 7, 2013 COMPARED WITH 36 WEEKS ENDED SEPTEMBER 8, 2012
Income from continuing operations increased to $131.4 million ($0.54 per diluted share) in the first 36 weeks of 2013, compared to $116.8 million ($0.46 per diluted share) in the first 36 weeks of 2012.

Sales and other revenue was $25.8 billion in the first 36 weeks of 2013 compared to $25.9 billion in the first 36 weeks of 2012. An identical-store sales (excluding fuel) increase of 1.6% and higher revenue from Blackhawk was offset by lower fuel sales and the disposition of Genuardi's stores in 2012.
Identical-Store Sales

	36 Weeks Ended
	September 7, 2013 **	September 8, 2012
As reported *	0.2%	1.6%
Excluding fuel sales *	1.6%	0.5%

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

**	ID sales for the first 36 weeks of 2013 were increased by 16 basis points due to the New Year's Eve holiday shift in the first quarter of 2013.

The gross profit margin was 26.19% in the first 36 weeks of 2013 compared to 26.25% in the first 36 weeks of 2012. Operating and administrative expense margin was 24.93% of sales in the first 36 weeks of 2013 compared to 24.83% in the first 36 weeks of 2012.

Interest expense declined $22.5 million to $192.4 million in the first 36 weeks of 2013 from $214.9 million in the first 36 weeks of 2012 due to a decline in average borrowings.

Other income increased to $28.4 million in the first 36 weeks of 2013 from $19.5 million in the first 36 weeks of 2012 due primarily to an $8.5 million gain on the sale of investments in the second quarter of 2013.

Income tax expense on continuing operations declined to 18.6% in the first 36 weeks of 2013 compared to 32.1% in the first 36 weeks of 2012 due primarily to a $17.2 million ($0.07 per diluted share) tax benefit in the first quarter of 2013 related to the settlement of corporate-owned life insurance ("COLI") policies and a $5.0 million ($0.02 per diluted share) reduction in tax expense due to the resolution of federal income tax matters.
BLACKHAWK FINANCIAL RESULTS
12 Weeks Ended September 7, 2013 Compared With 12 Weeks Ended September 8, 2012 Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $203.6 million in the third quarter of 2013, up 25.4% from $162.4 million in the third quarter of 2012. This increase was primarily due to an increase in the load value of gift cards, an increase in marketing revenue, an increase in fees from Visa gift cards and an increase in sales from Cardpool, which Blackhawk acquired in the fourth quarter of 2011. Income before taxes from Blackhawk was $3.8 million in the third quarter of 2013 compared to $4.5

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in the third quarter of 2012 due primarily to the inclusion a $3.7 million reduction in a Cardpool contingent consideration liability in 2012 compared to $0.4 million in 2013.
36 Weeks Ended September 7, 2013 Compared With 36 Weeks Ended September 8, 2012 Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $610.8 million in the first 36 weeks of 2013, up 22.1% from $500.3 million in the first 36 weeks of 2012. This increase was due primarily to an increase in the load value of gift cards, an increase in marketing revenue, an increase in fees from Visa gift cards, an increase in sales from Cardpool and an increase in card production sales. In 2013, Blackhawk incurred a $6.0 million mark-to-market charge for accelerating the expense of a partner equity instrument at the time of its IPO. Income before taxes from Blackhawk was $9.8 million in the first 36 weeks of 2013 compared to $15.3 million in the first 36 weeks of 2012.
DOMINICK'S
12 Weeks Ended September 7, 2013 Compared With 12 Weeks Ended September 8, 2012 Dominick's sales and other revenue was $328.4 million in the third quarter of 2013, essentially flat compared to the third quarter of 2012. Gross profit margin was essentially flat at $87.2 million, or 26.55% of sales, in the third quarter of 2013 compared to $88.8 million, or 26.99% of sales in the third quarter of 2012. Operating and administrative expense was also flat at $100.4 million, or 30.57% of sales, in the third quarter of 2013 compared to $98.4 million, or 29.91% of sales, in the third quarter of 2012. Loss before income taxes was $13.7 million in the third quarter of 2013 compared to a loss before income taxes of $10.1 million in the third quarter of 2012.

36 Weeks Ended September 7, 2013 Compared With 36 Weeks Ended September 8, 2012 Dominick's sales and other revenue was $991.9 million in the first 36 weeks of 2013, down 2.4% from $1,016.2 million in the first 36 weeks of 2012. Gross profit margin declined to $268.0 million, or 27.02% of sales, in the first 36 weeks of 2013 compared to $280.2 million or 27.57% of sales, in the first 36 weeks of 2012. Operating and administrative expense declined slightly to $301.7 million, or 30.42% of sales, in the first 36 weeks of 2013 from $306.2 million, or 30.13% of sales, in the first 36 weeks of 2012. Loss before income taxes was $35.2 million in the first 36 weeks of 2013. This compared to a loss before income taxes of $27.5 million in the prior year.
DISCONTINUED OPERATIONS Income from discontinued operations, net of tax, was $47.9 million ($0.20 per diluted share) in the third quarter of 2013. This compares with income from discontinued operations in the third quarter of 2012 of $118.0 million ($0.50 per diluted share), which consisted of income of $69.0 million from Canadian operations and $49.0 million gain from the sale of three Genuardi's properties. For the first 36 weeks of 2013, income from discontinued operations, net of tax was $62.6 million ($0.25 per diluted share) compared to $236.0 million ($0.94 per diluted share) for the first 36 weeks of 2012, which consisted of income of $194.5 million from Canadian operations and $41.5 million gain from the sale of Genuardi's properties, net of any impairments or lease exit costs.
CSL sales and other revenue for the 12 and 36 weeks ended September 7, 2013 were $1,454.1 million and $4,469.6 million, respectively, compared with $1,527.9 million and $4,591.0 million for the comparable weeks in 2012. Income before income taxes for the 12 and 36 weeks ended September 7, 2013 were $71.8 million and $229.9 million, respectively, compared with $101.4 million and $287.0 million for the comparable weeks in 2012.  CSL's pretax income declined during 2013 due to an $11.7 million gain on asset sales recorded in 2012 and a decline in business operations, with the majority of the decline attributable to the impact of pharmacy reform in Alberta.
CSL's income tax expense for the 12 and 36 weeks ended September 7, 2013 was $23.9 million and $167.3 million respectively, compared to $32.4 million and $92.5 million for the comparable weeks in 2012. The second quarter of 2013 included a tax charge of $106.7 million on CSL retained earnings that were considered indefinitely reinvested in Canada prior to the agreement to sell CSL.

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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources
Net cash flow provided by operating activities declined to $129.6 million in the first 36 weeks of 2013 compared to $140.0 million in the first 36 weeks of 2012. This change was largely due to higher income tax payments, partly offset by lower contributions for pension and post-retirement benefit plans.

Net cash flow used by investing activities declined to $336.4 million in the first 36 weeks of 2013 from $504.4 million in the first 36 weeks of 2012 primarily due to a decline in capital expenditures and proceeds on COLI policies in 2013, partly offset by lower proceeds from the sale of property in 2013.

Net cash flow provided by financing activities increased to $143.1 million in the first 36 weeks of 2013 compared to a use of cash of $478.4 million in the first 36 weeks of 2012. This increase was due primarily to cash used for stock repurchases in 2012 and proceeds from the sale of Blackhawk stock in 2013, partly offset by lower net proceeds from long-term borrowings in 2013.
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
FREE CASH FLOW ON CONTINUING OPERATIONS Free cash flow is calculated as net cash flow from operating activities (adjusted to exclude payables related to third-party gift cards, net of receivables) less net cash flow used by investing activities. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow.

	12 Weeks Ended		36 Weeks Ended
(in millions)	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net cash flow provided by operating activities, as reported	$291.0	$351.1	$129.6	$140.0
Decrease in payables related to third-party gift cards, net of receivables	56.6	27.1	588.4	558.7
Net cash flow provided by operating activities, as adjusted	347.6	378.2	718.0	698.7
Net cash flow used by investing activities	(175.8)	(56.0)	(336.4)	(504.4)
Free cash flow	$171.8	$322.2	$381.6	$194.3

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
INITIAL PUBLIC OFFERING OF BLACKHAWK NETWORK HOLDINGS, INC. On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for $238.0

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, net of the underwriting discount and professional service fees, reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In the second quarter of 2013, Safeway used these net proceeds to reduce debt. Additionally, the Company recorded an estimated $82.3 million tax liability on the sale of these shares, which will be paid in the fourth quarter of 2013. As of September 7, 2013, Safeway owned 37.8 million shares of Blackhawk.
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
CREDIT AGREEMENT The Company has a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks that terminates on June 1, 2015. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and CSL, a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of September 7, 2013, the Company was in compliance with these covenant requirements. At September 7, 2013, there were no borrowings outstanding and $43.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,456.4 million on September 7, 2013.

The announced agreement to sell the net assets of CSL is permitted under the terms of the Credit Agreement. The Company has the option to permanently reduce or terminate the $250 million Canadian credit facility.
TERM CREDIT AGREEMENT Safeway has a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. The Term Credit Agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Credit Agreement." As of September 7, 2013, the Company was in compliance with these covenant requirements. In the second quarter of 2013, the Company paid principal payments of $300.0 million under the Term Credit Agreement. At September 7, 2013, there were $400.0 million of outstanding borrowings under the Term Credit Agreement.
SHELF REGISTRATION   The Company has a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock that expires on October 24, 2014. At September 7, 2013, $1.95 billion of securities were available for issuance under the Safeway board of directors' authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $48.2 million and $41.9 million for the third quarters of 2013 and 2012, respectively. Year-to-date dividends paid on common stock totaled $132.3 million and $122.0 million for 2013 and 2012, respectively. Note K to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.
STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first 36 weeks of 2013 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at September 7, 2013 was approximately $0.8 billion. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. After using $2.0 billion of the proceeds from the sale of the Company's Canadian operations to pay down debt, Safeway expects to use the majority of

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the remaining proceeds from the transaction to buy back stock. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.
Capital Expenditure Program
For the first 36 weeks of 2013, Safeway invested $438.3 million in capital expenditures compared to $629.8 million for the first 36 weeks of 2012. For the year, Safeway expects to invest between $850 million and $875 million in capital expenditures, compared to $836.4 million in 2012.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to the estimated proceeds (after taxes and expenses) from the sale of the Company's Canadian operations ("the transaction"); the intended use of such proceeds from the transaction; the anticipated timing of closing of the transaction; pension and post-retirement benefit plan contributions; repayment of borrowings; estimated timing of our exit from the Chicago market; estimated range and timing of recognition of cash tax benefit resulting from our exit from the Chicago market; estimated range and timing of payment of multi-employer pension withdrawal liability generated by our exit from the Chicago market and related tax benefits; use of proceeds from the disposal of our Dominick's properties and accounting treatment of Dominick's; income tax rates; shrink for the remainder of 2013; sufficiency of liquidity for the foreseeable future; the timing of the tax payment on Safeway's proceeds from the sale of Blackhawk common stock; and capital expenditures. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The ability to exit the Chicago market;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

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
In connection with the agreement to sell the Company's Canadian operations to Sobeys Inc., the Company is exposed to economic losses in the event of adverse changes in the U.S. to Canadian currency exchange rate.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended September 7, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Canada Safeway Limited On June 12, 2013, we announced the intention to use the proceeds from the sale of substantially all of the net assets of our Canadians operations to pay down $2.0 billion of debt, buy back stock and invest in growth opportunities. Stock market conditions, the market value of our common stock and other factors may affect our ability to effect repurchases of our common stock, including the amount and timing of any such stock repurchases. Failure to find growth opportunities to use the proceeds from the sale of the net assets of CSL could adversely affect our financial results.
Additionally, the proposed sale of CSL increases our concentration of retail stores to certain geographic areas in the United States, which heightens our exposure to general economic conditions in these areas.
Stockholder Rights Plan On September 16, 2013, Safeway adopted a one-year stockholder rights plan. This plan has the effect of making it more difficult for a person to acquire control of the Company in a transaction not approved by the board of directors. The provisions of the stockholder rights plan could have the effect of delaying, deferring or preventing a change of control or discourage or prevent potential acquisition proposals. This could adversely impact the market price of, and the voting and other rights of the holders of, Safeway's common stock.
Exiting the Chicago Market  With the decision to exit the Chicago market in which 72 Dominick’s stores are located, we will incur significant costs.  If we decide to close any stores before the expiration of the lease term, we may incur payments to landlords to terminate or “buyout” the remaining term of the lease.  Exiting the Chicago market will also trigger a significant multi-employer pension withdrawal liability which is generally paid evenly over twenty years.  Additionally, upon closing or sale, we will incur closing costs, employee-related costs, fixed assets writeoffs and inventory shrink.  All these costs could adversely affect our results of operations or cash flow.

SAFEWAY INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the third quarter of 2013.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
June 16, 2013 - July 13, 2013	9,450	$23.30	—	$827.0
July 14, 2013 - August 10, 2013	788	25.35	—	827.0
August 11, 2013 - September 7, 2013	4,631	26.73	—	827.0
TOTAL	14,869	$24.48	—	$827.0

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

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996, and Certificate of Designations filed September 17, 2013.

Exhibit 4.1
Rights Agreement, dated as of September 17, 2013, between Safeway Inc. and Computershare Trust Company, N.A., which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the registrant's Current Report of Form 8-K filed September 18, 2013).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 7, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	October 16, 2013	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Executive Officer

Date:	October 16, 2013	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED SEPTEMBER 7, 2013

Exhibit 3.1	Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996, and Certificate of Designations filed September 17, 2013.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 7, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.