Form 10-K
period 2013-12-28
SAFEWAY INC
filed 2014-02-26
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 1-00041
SAFEWAY INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3019135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Road
Pleasanton, California	94588-3229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(925) 467-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
7.45% Senior Debentures due 2027	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
Yes     No X.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2013 was approximately $5.8 billion.
As of February 20, 2014, there were outstanding approximately 230.3 million shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part
Portions of the definitive proxy statement for use in connection with the Annual Meeting of Stockholders (to be held May 14, 2014) to be filed within 120 days after the end of the fiscal year ended December 28, 2013
III

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for Safeway Inc. (“Safeway,” the “Company,” “we” or “our”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We also provide forward-looking statements in other materials which are released to the public, as well as oral forward-looking statements. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.
This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: a potential transaction involving the sale of the Company; the distribution of the our shares of Blackhawk Network Holdings, Inc. ("Blackhawk") to our stockholders; the potential monetization of our ownership interest in Casa Ley S.A. de C.V. ("Casa Ley"); changes to the total closed store reserve; uses of cash; ability to borrow under commercial paper program and/or bank credit facilities; sufficiency of liquidity; repayment of borrowings and debt reduction; interest expense; indemnification obligations; dividend payments on common stock; cash capital expenditures; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; amount of indebtedness; realization of deferred tax liability; expansion of proprietary private-label brands; sale of Dominick's locations; multiemployer pension plan withdrawal liability; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; amounts to be recognized as a component of net periodic benefit cost; results of shrink programs; unrecognized tax benefits; unrecognized compensation cost; and repurchases of common stock. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	The Company's ability to consummate a transaction involving the sale of the Company;

•	The Company's ability to execute plans to distribute its Blackhawk stock to Safeway stockholders;

•	The Company's ability to monetize its investment in Casa Ley;

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

SAFEWAY INC. AND SUBSIDIARIES

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•
The outcome of the agreement to sell substantially all the net assets of Canada Safeway Limited to Sobeys Inc. including the ability to use proceeds as described in this Form 10-K and the ability to project the impact of the transaction on our ongoing operations;

•	The outcome of exiting the Chicago market;

•	The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

•
Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Potential costs and risks associated with actual or potential cyber attacks;

•	Data security or other information technology issues that may arise;

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures, including our Blackhawk and Property Development Centers subsidiaries;

•	Legislative, regulatory, tax, accounting or judicial developments, including with respect to Blackhawk;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of key members of senior management;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our retail stores.
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
On February 19, 2014, Safeway announced it is in discussions concerning a possible transaction involving the sale of the Company. Although the discussions are ongoing, the Company has not reached an agreement on a transaction, and there can be no assurance that these discussions will lead to an agreement or a completed transaction.
Separately, the Company has decided to distribute the remaining 37.8 million shares it owns of Blackhawk Network Holdings, Inc. ("Blackhawk") (approximately 72.2% of the outstanding Blackhawk shares) to Safeway stockholders. Currently, the plan is to make the distribution on a pro rata basis to all Safeway stockholders in a transaction intended to be tax-free to Safeway and its stockholders. However, if the Company consummates a sale transaction, the distribution may be taxable.
In addition, Safeway owns 49% of Casa Ley S.A. de C.V. ("Casa Ley"), the fifth largest food and general merchandise retailer in Mexico based on sales.  Based on Casa Ley's improving performance, the Company believes it is an appropriate time to explore alternatives to monetize its investment in Casa Ley. While the Company has discussed its desire to monetize its investment with the majority owners of Casa Ley, there can be no assurance as to whether the Company will be able to sell its interest in Casa Ley at a price and on terms that the Company finds acceptable.
On November 3, 2013, Safeway completed the sale of substantially all of the net assets of Canada Safeway Limited ("CSL" and now known as CSL IT Services ULC) to Sobeys Inc., a wholly-owned subsidiary of Empire Company Limited. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
During the fourth quarter of 2013, the Company exited the Chicago market, where it operated 72 Dominick's stores. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”), the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”) and the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”).
Safeway Inc. is one of the largest food and drug retailers in the United States, with 1,335 stores at year-end 2013. The Company’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas and the Mid-Atlantic region. In support of its U.S. retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities.
Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
Blackhawk, a majority-owned subsidiary of Safeway, is a leading prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Blackhawk’s payment network supports its three primary constituents: consumers who purchase the products and services Blackhawk offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Blackhawk’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose

SAFEWAY INC. AND SUBSIDIARIES

reloadable ("GPR") cards and Blackhawk’s reload network. In the fourth quarter of 2013, Blackhawk acquired InteliSpend Prepaid Solutions TM, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland. See Note C to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
Stores  Safeway’s average store size is approximately 47,500 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambiance significantly enhances the shopping experience.
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
The following table summarizes Safeway’s stores by size at year-end 2013:

Square footage	Number of stores	Percent of total
Less than 30,000	145	10.9%
30,000 to 50,000	541	40.5
More than 50,000	649	48.6
Total stores	1,335	100.0%
Store Ownership  At year-end 2013, Safeway owned 46% of its stores and leased its remaining stores.

Private Label/Merchandise  Safeway's operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high-quality products at competitive prices. To provide one-stop shopping for today's busy shoppers, the Company emphasizes high-quality produce and meat and offers many unique items through its various specialty departments.

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

SAFEWAY INC. AND SUBSIDIARIES

The Health & Wellness portfolio includes the O Organics, Eating Right, Open Nature and Bright Green brands. These offerings address consumers' specific health needs or preferences. O Organics is an exclusively organic brand.  Eating Right offers products created for specific eating needs such as high protein, gluten free, low calorie and general health maintenance. Open Nature is a line of products that are 100% natural.  Bright Green is an environmentally friendly household product line.

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

In the fourth quarter of 2013, Safeway announced a partnership with celebrity chef Marcella Valladolid, creating a proprietary brand for Safeway bearing her name. Initially launched with marinated meats,  authentic tortillas and snacks, this line will continue to expand as Safeway looks to offer more products that appeal to Hispanics and all Hispanic food lovers.

In the Core portfolio are the Safeway brands Lucerne, Refreshe, the Snack Artist and Pantry Essentials. The Safeway brand is a family of four brands: Safeway Farms, Safeway Kitchens, Safeway Home and Safeway Care. The Lucerne brand has been producing quality dairy products for over 100 years. The Snack Artist offers high-quality and great value snacks in a variety of categories such as chips, snacking nuts and frozen categories in whimsical, resealable packaging, a unique feature in the category. Pantry Essentials was launched in 2011 as a value line, offering basic items across several categories, including dairy, meat, canned vegetables and paper goods.

During 2012, Safeway completed the roll out of the just for U™ personalized pricing and digital marketing program in U.S. markets. This program allows a customer to download personalized pricing and digital coupons to the Safeway Club Card.

Manufacturing and Wholesale  The principal function of manufacturing operations is to manufacture and process private-label merchandise sold in stores operated by Safeway. As measured by sales dollars, 13% of Safeway’s private-label merchandise is manufactured in Company-owned plants, and the remainder is purchased from third parties.
Safeway operated the following manufacturing and processing facilities in the United States at year-end 2013:

Milk plants	6
Bakery plants	6
Ice cream plants	2
Soft drink bottling plants	4
Fruit and vegetable processing plants	1
Cake commissary	1
Total	20
In addition, the Company operates laboratory facilities for quality assurance and research and development in certain plants and at its corporate offices.
Distribution  Safeway has 13 distribution/warehousing centers in the United States, which collectively provide the majority of all products to Safeway’s retail operating areas. The distribution center in Maryland is operated by a third party.

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
As previously reported, Safeway completed the sale of the net assets of CSL to Sobeys Inc. on November 3, 2013. Additionally, in the fourth quarter of 2013, the Company exited the Chicago market where it operated 72 Dominick's stores. CSL and Dominick's are reported as discontinued operations. All information in the table below excludes discontinued operations. It details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2013	2012	2011	2010	2009
Total stores at beginning of year	1,346	1,377	1,392	1,422	1,436
Stores opened:
New	3	3	4	3	2
Replacement	4	5	18	9	4
	7	8	22	12	6
Stores closed or sold	18	39	37	42	20
Total stores at year end	1,335	1,346	1,377	1,392	1,422
Number of fuel stations at year end	349	340	334	326	322
Total retail square footage at year end (in millions)	63.4	63.8	65.1	65.1	66.0
Cash paid for property additions	767.4	821.2	992.4	689.6	721.7
Cash paid for property additions as a percentage of sales and other revenue	2.1%	2.3%	2.8%	2.1%	2.2%

In 2014, the Company expects to spend approximately $800 million to $900 million for capital expenditures.
The decline in the store count over the last five years is due to a focus on completing Lifestyle remodels rather than opening new stores while, at the same time, selling or closing underperforming stores. In 2012, the Company disposed of 25 of its Genuardi's stores. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report.
Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product  Note Q to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.
Trade Names and Trademarks  Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important business asset. Safeway also owns more than 300 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its product and services such as Safeway, Safeway SELECT, Rancher’s Reserve, O Organics, Lucerne, Primo Taglio, Eating Right, mom to mom, waterfront BISTRO, Bright Green, Pantry Essentials, Open Nature, Refreshe, Snack Artist, Signature Café, Priority, just for U™, My Simple Nutrition, Ingredients for Life, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Randalls, Tom Thumb, and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

SAFEWAY INC. AND SUBSIDIARIES

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.
Working Capital  At year-end 2013, working capital consisted of $8.5 billion in current assets and $5.9 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.
Seasonality  Blackhawk receives a significant portion of the cash inflow from the sale of third-party prepaid cards late in the fourth quarter of the year and generally remits the cash, less commissions, to the card partners early in the first quarter of the following year.
Safeway's first three fiscal quarters contain 12 weeks. The fourth quarters of 2013, 2012 and 2011 contain 16 weeks. See Note V to the consolidated financial statements set forth in Part II, Item 8 of this report.
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
Compliance with Environmental Laws  The Company’s compliance with federal, state, local and foreign laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment or otherwise related to the protection of the environment has not had and is not expected to have a material adverse effect upon the Company’s financial position or results of operations.
Employees  At year-end 2013, Safeway had more than 138,000 full- and part-time employees.  Just over 75% of Safeway's employees are covered by collective bargaining agreements negotiated with union locals affiliated with one of seven different international unions.  There are almost 400 such agreements, typically having three- to five-year terms.  Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2013, contracts covering approximately 28,000 employees were ratified, excluding Canadian operations and Dominick's. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 25,000 employees, primarily in stores in the Company's Northwest and Eastern divisions, were ratified.
Available Information  Safeway’s investor Web site is located at www.safeway.com/investor_relations. You may access our Securities and Exchange Commission (“SEC”) filings free of charge at our corporate Web site promptly after such material is electronically filed with, or furnished to, the SEC. We also maintain certain corporate governance documents on our Web site, including the Company’s Corporate Governance Guidelines, our Director Independence Standards, the Code of Business Conduct and Ethics for the Company’s corporate directors, officers and employees, and the charters for our Audit, Nominating and Corporate Governance, and Executive Compensation committees. We will provide a copy of any such documents to any stockholder who requests it. We do not intend for information found on the Company’s Web site to be part of this document.

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
Labor Relations  A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results.  We are a party to almost 400 collective bargaining agreements, of which 94 are scheduled to expire in 2014.  These expiring agreements cover approximately 53% of our union-affiliated employees, primarily the United Food and Commercial Workers union contracts in two of our largest divisions, Northern California and Vons.  In future negotiations with labor unions, we expect that health care, pension and wage costs, among other issues, will be important topics for negotiation.  If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations.  Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.
Profit Margins  Profit margins in the grocery retail industry are narrow.  In order to increase or maintain our profit margins, we develop strategies to increase revenues, reduce costs and increase gross margins, such as new marketing programs, new advertising campaigns, productivity improvements, shrink reduction, distribution center efficiencies, energy efficiency programs and other similar strategies.  Our failure to achieve forecasted cost reductions, revenue growth or gross margin improvement across the Company could have a material adverse effect on our business.  Changes in our product mix also may negatively affect certain financial measures.
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

SAFEWAY INC. AND SUBSIDIARIES

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
Current Economic Conditions  Our operations and financial performance are affected by economic conditions. While economic conditions have recently improved, there is continued uncertainty about the strength of the economic recovery. If the current economic situation does not continue to improve or if it weakens, consumers may reduce spending, trade down to a less expensive mix of products or trade down to discounters for grocery items, all of which could impact our sales growth. Higher fuel prices could also dampen overall consumer demand. We are unable to predict with certainty if the economy of the United States will continue to improve or the rate at which it will improve. If the economy does not continue to improve or if it weakens, Safeway’s business, results of operations and financial condition could be adversely affected.
Future Growth of Blackhawk  Blackhawk’s business, financial condition, results of operations and prospects are subject to certain risks and uncertainties. Consequently, actual results could differ materially from Blackhawk’s targeted earnings growth. There is no assurance that Blackhawk will continue to grow at the same rate as it has in the past. Some of the specific risks and uncertainties include, but are not limited to, the following:

•	Blackhawk’s operating revenues may decline if it loses one or more of its top distribution partners or fails to attract new distribution partners to its network.

•
Blackhawk relies on its content providers for its product and service offerings, and the loss of one or more of its top content providers or a decline in demand for their products, or Blackhawk’s failure to maintain existing exclusivity arrangements with content providers or to attract new content providers to its network, could have a material adverse effect on its business, results of operations and financial condition.

•
Blackhawk relies on relationships with card issuing banks for services related to products for which it acts as program manager, and its business, results of operations and financial condition could be materially and adversely affected if it fails to maintain these relationships or if it maintains them under new terms that are less favorable to Blackhawk.

•
Blackhawk operates in a highly and increasingly regulated environment, and failure by Blackhawk or the businesses that participate in its distribution network to comply with applicable laws and regulations, including anti-money laundering, consumer protection, federal banking and state unclaimed property and tax laws and regulations, could have a material adverse effect on Blackhawk’s business, results of operations and financial condition.

•
Due to seasonal fluctuations in Blackhawk’s business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on its results of operations and financial condition.

•
Changes in card association rules or standards set by Visa, MasterCard and others, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect Blackhawk’s business, financial condition and results of operations.

•
Recent and future acquisitions or investments could disrupt Blackhawk’s business and harm its financial condition. In the fourth quarter of 2013, Blackhawk acquired InteliSpend Prepaid Solutions TM, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland.

We recently announced our decision to distribute the remaining 37.8 million shares of Blackhawk common stock that we own to our stockholders as discussed elsewhere in this report.

SAFEWAY INC. AND SUBSIDIARIES

New Business Initiatives and Strategies The introduction, implementation, success and timing of new business initiatives and strategies, including but not limited to, initiatives to increase revenue, develop real estate or enter into new areas of business may be less successful or may be different than anticipated, which could adversely affect our business.

Strategic Initiatives We recently announced certain strategic initiatives, including our decision to distribute the remaining 37.8 million shares of Blackhawk common stock that we own to our stockholders and our intention to explore alternatives to monetize our investment in Casa Ley. The timing and details of the proposed distribution of the Blackhawk shares will be determined in the near future. There also can be no assurance whether we will be able to sell our interest in Casa Ley at a price and on terms that we find acceptable. We also recently announced that we are in discussions concerning a possible transaction involving the sale of the Company. There can be no assurance that these discussions will lead to an agreement or a completed transaction.
Pension and Post-Retirement Benefit Plans  We maintain defined benefit retirement plans for substantially all employees not participating in multiemployer pension plans.  The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and cash contributions to fund the plans.  The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets.  As a result, cash contributions to U.S. pension and post-retirement plans increased from $7.1 million in 2010 to $151.2 million in 2011. In recent years, cash contributions have declined due to improved market conditions and the impact of the Pension Funding Stabilization legislation, which increased the discount rate used to determine pension funding. However, If financial markets do not continue to improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results.
In addition, we participate in various multiemployer pension plans for substantially all employees represented by unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. Under the Pension Protection Act of 2006 (“PPA”), contributions in addition to those made pursuant to a collective bargaining agreement may be required in limited circumstances in the form of a surcharge that is equal to 5% of the contributions due in the first year and 10% each year thereafter until the applicable bargaining agreement expires. If surcharges are required, many of our bargaining agreements provide for an offset against contribution amounts otherwise required under those agreements.
Pension expense for multiemployer pension plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service.  We contributed $259.2 million, $248.7 million and $238.2 million to these plans in 2013, 2012 and 2011, respectively, excluding Canadian operations and Dominick's.  Based on the most recent information available to us, a number of these multiemployer plans are underfunded.  As a result, contributions to these plans may increase.  The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges.  Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur withdrawal liability, which is related to the portion of the plan's underfunding, if any, that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  Multiemployer pension legislation passed in 2006, 2008, and 2010 will continue to apply to the funds in which we participate, which may have an impact on future pension contributions.
Substantial Indebtedness  We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of December 28, 2013, we had approximately $4.2 billion in total consolidated debt outstanding, including capital lease obligations. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt

SAFEWAY INC. AND SUBSIDIARIES

markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends on common stock, stock repurchases, acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings and our ability to participate in the commercial paper market. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.
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
Information Technology Risks  We have large, complex information technology systems that are important to the successful operation of our business operations and marketing initiatives. If we were to experience difficulties accessing data stored in these systems, or in maintaining, expanding or upgrading existing systems or implementing new systems, we could incur significant losses due to disruptions in our systems and business.
Additionally, we gather and retain personal information that customers provide to us. We also receive and store personal information in connection with our human resources organization. Despite our considerable efforts to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could cause significant damage to our reputation, affect our relationships with our customers and employees and lead to claims against us.
As a merchant who accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines. We currently comply with PCI DSS version 2.0; however, we are required to comply with the new PCI DSS version 3.0 by January 1, 2015. Despite our compliance with these standards and other information security measures, we cannot be certain that all of our IT systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be

SAFEWAY INC. AND SUBSIDIARIES

developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.0 could be significant to us.
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
The majority of our workers’ compensation liability is from claims occurring in California.  California workers’ compensation has received intense scrutiny from the state’s politicians, insurers, employers and providers, as well as the public in general.  Recent years have seen escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business.  Some of the many sources of uncertainty in our reserve estimates include changes in benefit levels, medical fee schedules, medical utilization guidelines and apportionment.  Reversals of reforms by legislation or judicial action could have a material adverse impact on our financial results.
Leadership Development and Succession Planning  The training and development of our future leaders is important to our long-term growth.  We rely on the experience of our senior management, who have specific knowledge of our business and industry that is difficult to replace.  If we are unable to attract and retain highly-qualified senior management, our business may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
Stockholder Rights Plan  In September 2013, we adopted a one-year stockholder rights plan. Under the plan, one preferred stock purchase right was distributed for each share of common stock held by stockholders of record on September 30, 2013. Under certain circumstances, the rights will become exercisable and each right will entitle stockholders to buy one one-thousandth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $100. In general, the rights become exercisable at the close of business on the tenth business day following (i) public announcement that a person or group acquired 10% (15% in the case of a passive institutional investor) or more of our common stock or (ii) commencement or announcement of a tender offer for 10% (15% in the case of a passive institutional investor) or more of our common stock. Our Board of Directors is entitled to redeem the rights at $0.01 per right at any time before a person or group has acquired 10% or more (15% or more in the case of a passive institutional investor) of the outstanding common stock. The rights will expire on September 15, 2014, subject to our right to extend such date, unless earlier redeemed or exchanged by us or terminated.
The stockholder rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The plan is intended to accomplish these objectives by encouraging a potential acquirer to negotiate with our Board of Directors to have the rights redeemed or the plan amended prior to such party exceeding the ownership thresholds set forth in the plan. The existence of the stockholder rights plan and the rights of holders of any other shares of preferred stock that may be issued in the future, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the price of our common stock.
Canada Safeway Limited  In the fourth quarter of 2013, the Company received cash proceeds of CAD5.8 billion from the sale of substantially all of the net assets of our Canadian operations. If the Company does

SAFEWAY INC. AND SUBSIDIARIES

not reach a definitive agreement related to the potential transaction involving the Company, it intends to pay down additional debt, buy back additional stock and invest in growth opportunities with the remainder of these proceeds.  Stock market conditions, the market value of our common stock and other factors may affect our ability to continue to effect repurchases of our common stock, including the amount and timing of any such stock repurchases.  Failure to find growth opportunities to use the proceeds from this sale of the net assets could adversely affect our financial results.

Additionally, this transaction increases our concentration of retail stores to certain geographic areas in the United States, which heightens our exposure to general economic conditions in these areas.

Dominick’s During the fourth quarter of 2013, we closed a number of Dominick’s store locations in the Chicago market. At December 28, 2013, certain of these closed locations were classified as Assets and Liabilities Held for Sale in our statement of financial position (see Note B to the consolidated financial statements). While the Company currently expects to sell these locations, the sale of these properties is dependent on local real estate market conditions, local and global economic factors, and the existence of prospective buyers. There can be no assurance that the Company will realize its expected proceeds from the sale of these locations, or that sales can be completed within a reasonable time, if at all.
Impairment of Long-Lived Assets  Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on long-lived assets. We have incurred significant impairment charges to earnings in the past, including in fiscal 2013, 2012 and 2011.
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
Information about legal proceedings appears under the caption “Legal Matters” in Note P to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 4.	Mine Safety Disclosures
Not applicable.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant
The names and ages of the current executive officers of the Company and their positions as of February 20, 2014 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company		Year first elected
	Age	Officer	Present office
Robert L. Edwards (1) President and Chief Executive Officer	58	2004	2013
Peter J. Bocian (2) Executive Vice President and Chief Financial Officer	59	2013	2013
Diane M. Dietz Executive Vice President and Chief Marketing Officer	47	2008	2008
Kelly P. Griffith (3) Executive Vice President, Retail Operations	50	2013	2013
Larree M. Renda Executive Vice President	55	1991	1999
David F. Bond Senior Vice President Finance and Control	60	1997	1997
Robert A. Gordon Senior Vice President Secretary and General Counsel Chief Governance Officer	62	1999	2000
Russell M. Jackson Senior Vice President Human Resources	56	2007	2007
Barry J. Libenson (4) Senior Vice President Chief Information Officer	53	2013	2013
Melissa C. Plaisance Senior Vice President Finance and Investor Relations	54	2004	2004
David R. Stern Senior Vice President Planning and Business Development	59	1994	2002
Jerry Tidwell Senior Vice President Supply Operations	62	2001	2003
Donald P. Wright Senior Vice President Real Estate and Engineering	61	1991	1991

SAFEWAY INC. AND SUBSIDIARIES

(1)
Robert L. Edwards joined the Company as Executive Vice President and Chief Financial Officer in 2004. In April 2012, Mr. Edwards was named President. He continued as Chief Financial Officer until Peter J. Bocian joined the Company on February 19, 2013. In May 2013, Mr. Edwards was appointed Chief Executive Officer and continued as President of the Company.

(2)
Peter J. Bocian joined the Company as Executive Vice President and Chief Financial Officer effective February 19, 2013. Prior to that, Mr. Bocian served as Executive Vice President, Head of Corporate Services and Finance at JPMorgan Chase & Co. since 2011. From 2008 until 2011, he served as Executive Vice President and Chief Administrative Officer of Hewlett-Packard Company.

(3)
From 2010 until his election to Executive Vice President, Retail Operations in 2013, Kelly P. Griffith was President of Merchandising for Safeway. From 2008 until 2010, Mr. Griffith served as President, Perishables for the Company.

(4)
Barry J. Libenson joined Safeway in July 2013. Prior to Safeway, Mr. Libenson served as Senior Vice President, Chief Information Officer of Land O' Lakes, Inc. since 2010. Prior to that, Mr. Libenson was Vice President and Chief Information Officer at Ingersoll- Rand, Co. Ltd. Mr. Libenson joined Ingersoll-Rand as Vice President of e-Business in 2001.

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

2013	Low	High
Quarter 4 (16 weeks)	$25.85	$36.90
Quarter 3 (12 weeks)	22.35	26.89
Quarter 2 (12 weeks)	22.26	28.42
Quarter 1 (12 weeks)	17.08	25.92

2012
Quarter 4 (16 weeks)	$15.00	$19.36
Quarter 3 (12 weeks)	14.73	18.31
Quarter 2 (12 weeks)	17.53	22.21
Quarter 1 (12 weeks)	20.20	23.16
There were 13,037 stockholders of record as of February 20, 2014; however, approximately 98% of the Company’s outstanding stock is held in “street name” by depositories or nominees on behalf of beneficial holders. The closing price per share of common stock, as reported on the New York Stock Exchange Composite Tape, was $35.32 at the close of business on February 20, 2014.
Although the Company expects to continue to pay quarterly dividends on its common stock, the payment of future dividends is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (3)
September 8, 2013 - October 5, 2013	5,846	$31.66	—	$827.0
October 6, 2013 - November 2, 2013	3,005	33.36	—	2,827.0
November 3, 2013 - November 30, 2013	9,767,629	33.96	9,765,000	2,495.2
December 1, 2013 - December 28, 2013	9,786,099	33.90	9,784,000	2,163.3
Total	19,562,579	$33.93	19,549,000	$2,163.3

(1)
Includes 13,579 shares withheld at the election of certain holders of restricted stock by the Company from the vested portion of restricted stock awards with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

(2)	Average purchase price excludes commissions.

(3)
The Company's stock repurchase program was initiated in 1999. In October 2013, the Company's board of directors increased the authorized level of the Company's stock repurchase program from $9.0 billion to $11.0 billion. The timing and volume of future repurchases will depend on several factors, including market conditions. The repurchase program has no expiration date but may be terminated by the Board of Directors. Additional information on the Company's stock repurchase program is set forth in Part II, Item 7 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2008 fiscal year to the end of its 2013 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. The stock price performance shown below is not necessarily indicative of future performance.

Stock Price Performance

Safeway vs Peer Group, S&P 500

Price Index FY End 08 = 100
225.0
200.0
175.0
150.0
125.0
100.0
75.0

	FYE 08	FYE 09	FYE 10	FYE 11	FYE 12	FYE 13
SWY	100.00	91.25	98.46	94.67	84.48	156.51
Peer group *	100.00	100.12	113.50	117.90	125.03	168.14
S&P 500	100.00	123.45	139.24	139.23	157.90	204.25

SWY   Peer group *   S&P 500

(*)	The peer group consists of Delhaize Group, The Kroger Co., Loblaw Companies Limited, SUPERVALU INC., and Whole Foods Market, Inc.
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
As previously reported, Safeway completed the sale of the net assets of Canada Safeway Limited ("CSL" now known as CSL IT Services ULC) to Sobeys Inc. on November 3, 2013. Additionally, in the fourth quarter of 2013, the Company exited the Chicago market where it operated 72 Dominick's stores. All information in the two tables which follow exclude Canadian operations and Dominick's, except for balance sheet information as noted below.

(Dollars in millions, except per-share amounts)	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010	53 Weeks 2009
Results of Operations
Sales and other revenue	$36,139.1	$36,068.3	$35,356.7	$33,228.3	$33,361.3
Gross profit	9,494.0	9,462.4	9,468.8	9,399.7	9,564.4
Operating & administrative expense	(8,858.6)	(8,753.1)	(8,760.0)	(8,606.1)	(8,562.3)
Goodwill impairment charge	—	—	—	—	(1,974.2)
Operating profit (loss)	635.4	709.3	708.8	793.6	(972.1)
Interest expense	(273.0)	(300.7)	(268.1)	(294.9)	(327.8)
Loss on foreign currency translation	(57.4)	—	—	—	—
Other income, net	31.0	27.8	17.7	17.2	6.7
Income (loss) before income taxes	336.0	436.4	458.4	515.9	(1,293.2)
Income taxes	(89.7)	(141.8)	(91.2)	(182.1)	(108.7)
Income (loss) from continuing operations, net of tax	246.3	294.6	367.2	333.8	(1,401.9)
Income from discontinued operations, net of tax (Note B)	3,275.9	303.5	151.0	256.8	304.4
Net income (loss) before allocation to noncontrolling interests	3,522.2	598.1	518.2	590.6	(1,097.5)
Noncontrolling interests	(14.7)	(1.6)	(1.5)	(0.8)	—
Net income (loss) attributable to Safeway Inc.	$3,507.5	$596.5	$516.7	$589.8	$(1,097.5)

Basic earnings (loss) per common share:
Continuing operations	$0.96	$1.18	$1.06	$0.88	$(3.40)
Discontinued operations	$13.57	$1.23	$0.43	$0.68	$0.74
Total	$14.53	$2.41	$1.49	$1.56	$(2.66)

Diluted earnings (loss) per common share:
Continuing operations	$0.95	$1.18	$1.06	$0.88	$(3.40)
Discontinued operations	$13.43	$1.22	$0.43	$0.67	$0.74
Total	$14.38	$2.40	$1.49	$1.55	$(2.66)

Weighted average shares outstanding (in millions):
Basic	239.1	245.6	343.4	378.3	412.9
Diluted	241.5	245.9	343.8	379.6	412.9
Cash dividends declared per common share	$0.7750	$0.6700	$0.5550	$0.4600	$0.3828

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010	53 Weeks 2009
Financial Statistics
Identical-store sales increases (decreases)(1)	0.2%	1.6%	4.9%	—%	(5.7)%
Identical-store sales increases (decreases) without fuel(1)	1.7%	0.8%	1.1%	(1.7)%	(3.0)%
Gross profit margin	26.27%	26.23%	26.78%	28.29%	28.67%
Operating & administrative expense as a percentage of sales(2)	24.51%	24.27%	24.78%	25.90%	25.67%
Operating profit (loss) as a percentage of sales(3)	1.76%	1.97%	2.00%	2.39%	(2.91)%
Cash paid for property additions	$767.4	$821.2	$992.4	$689.6	$721.7
Depreciation expense	$943.9	$970.2	$973.0	$984.8	$999.3
Total assets(3,6)	$17,219.5	$14,657.0	$15,073.6	$15,148.1	$14,963.6
Total debt (6)	$4,193.0	$5,573.7	$5,410.2	$4,836.3	$4,901.7
Total equity(3,4,6)	$5,875.1	$2,909.2	$3,691.1	$4,999.7	$4,948.4
Other Statistics
Stores opened during the year	7	8	22	12	6
Stores closed during the year(5)	18	39	37	42	20
Total stores at year end	1,335	1,346	1,377	1,392	1,422

Total retail square footage at year end (in millions)	63.4	63.8	65.1	65.1	66.0

(1)
Defined as stores operating the same period in both the current year and the prior year, comparing sales on a daily basis. Stores that are open during remodeling are included in identical-store sales (ID Sales). Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation.

(2)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(3)	2009 includes a pretax goodwill impairment charge of $1,974.2 million, ($1,818.2 million, after-tax).

(4)
Total equity in 2009 through 2012 has been decreased $24.2 million due to a correction in the accounting for the accrual of multiemployer health and welfare benefits. See Note A, under the caption "Correction to Previously Reported Financial Statements."

(5)	In 2012, the Company disposed of 25 of its Genuardi's stores. See Note B.

(6)	Includes Canada and Dominick's in 2009 through 2012.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The last three fiscal years consist of the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”), the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”) and the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”).

Management Overview
On February 19, 2014, Safeway announced it is in discussions concerning a possible transaction involving the sale of the Company. Although the discussions are ongoing, the Company has not reached an agreement on a transaction, and there can be no assurance that these discussions will lead to an agreement or a completed transaction.
Safeway also announced that it has decided to distribute the remaining 37.8 million shares it owns of Blackhawk (approximately 72.2% of the outstanding Blackhawk shares) to Safeway stockholders. Currently, the plan is to make the distribution on a pro rata basis to all Safeway stockholders in a transaction intended to be tax-free to Safeway and its stockholders. However, if Safeway consummates a sale transaction, the distribution may be taxable. The timing and details of the distribution will be determined in the near future.
Additionally, Safeway announced that it is exploring alternatives to monetize its investment in its equity affiliate, Casa Ley. While Safeway has discussed its desire to monetize its investment with the majority owners of Casa Ley, there can be no assurance that Safeway will be able to sell its interest in Casa Ley at a price and on terms that Safeway finds acceptable.
Discontinued Operations
Sale of Canadian Operations On November 3, 2013, Safeway completed the Sale of Canadian Operations to Sobeys for CAD5.8 billion (USD5.6 billion) in cash plus the assumption of certain liabilities.
Dominick's During the fourth quarter of 2013, Safeway sold or closed all Dominick's stores. In 2013, cash proceeds on the sale of these stores were $72.2 million, with a pre-tax loss of $493.1 million. Included in the loss is a $310.8 million charge which represents the estimated multiemployer pension plan withdrawal liability. See Note N.
Genuardi's In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).

SAFEWAY INC. AND SUBSIDIARIES

Financial information for discontinued operations is shown below (in millions):

	2013	2012	2011
Sales and other revenue:
CSL (1)	$5,447.9	$6,695.8	$6,726.9
Dominick's	1,394.8	1,465.2	1,568.6
Total	$6,842.7	$8,161.0	$8,295.5

Income (loss) from discontinued operations, before income taxes:
CSL (1)	$286.2	$442.3	$462.3
Dominick's	(92.0)	(50.4)	(38.7)
Total	$194.2	$391.9	$423.6

Gain (loss) on sale or disposal of operations, net of lease exit costs, before income taxes:
CSL (2)	$4,783.1	$—	$—
Dominick's	(493.1)	—	—
Genuardi's	—	52.4	—
Total	$4,290.0	$52.4	$—

Total income from discontinued operations before income taxes	$4,484.2	$444.3	$423.6
Income taxes on discontinued operations	(1,208.3)	(140.8)	(272.6)
Income from discontinued operations, net of tax	$3,275.9	$303.5	$151.0

(1) For CSL, 2013 reflects 44 weeks of activity compared to 52 weeks in 2012 and 2011.
(2) In accordance with ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," the Company transferred the cumulative translation adjustment relating to Canadian operations from Accumulated Other Comprehensive Loss on the balance sheet to gain on the Sale of Canadian Operations.

Historical financial information for CSL and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The historical operating results of Genuardi's stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company's consolidated financial statements for all periods presented. The disclosures in this Management's Discussion and Analysis focus on continuing operations, unless otherwise noted. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information on Discontinued Operations.

Initial Public Offering ("IPO") of Blackhawk
On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($238.0 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. As of December 28, 2013, Safeway owned 37.8 million shares, or approximately 72.2%, of Blackhawk, which the Company plans to distribute to its stockholders.

SAFEWAY INC. AND SUBSIDIARIES

Reduction of Debt
During 2013, the Company reduced debt by $1.4 billion with a combination of net proceeds from the sale of its Canadian operations, free cash flow and net proceeds from the IPO of Blackhawk .
The Company repaid its $250.0 million Floating Rate Senior Note on the December 12, 2013 maturity date and redeemed $500.0 million of 6.25% Senior Notes due March 15, 2014. Additionally, in the fourth quarter of 2013, the Company deposited CAD304.5 million in an account with the Trustee under the indenture governing the CAD300.0 million, 3.00% Second Series Notes due March 31, 2014. Safeway met the conditions for satisfaction and discharge of the Company's obligations under the indenture and as a result, extinguished the $287.9 million notes and $292.2 million cash from the consolidated balance sheet. In addition, the Company reduced borrowings under its term credit agreement by $300 million.

Repurchase of the Company's Common Stock
During 2013, the Company repurchased 19.5 million shares of common stock at an average cost of $33.93 per share and a total cost of $663.7 million (including commissions), with a portion of proceeds from the sale of Safeway's Canadian operations.
Economic Conditions
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
Results of Operations
Income from Continuing Operations Income from continuing operations was $246.3 million ($0.95 per diluted share) in 2013, $294.6 million ($1.18 per diluted share) in 2012 and $367.2 million ($1.06 per diluted share) in 2011. Fiscal 2013 included a $57.4 million loss on foreign currency translation, a $30.0 million loss from the impairment of notes receivable and a $9.7 million gain from the reduction of contingent consideration related to Blackhawk's acquisition of Cardpool. Fiscal 2012 included a $46.5 million gain from legal settlements. Income tax expense in 2011 was reduced by $53.8 million due to a change in policy regarding the repatriation of earnings in Casa Ley.
Sales and Other Revenue  Identical-store sales increases for the past three fiscal years were as follows:

	2013	2012	2011
Including fuel	0.2%	1.6%	4.9%
Excluding fuel	1.7%	0.8%	1.1%
Sales increased 0.2% to $36,139.1 million in 2013 from $36,068.3 million in 2012. Identical-store sales, excluding fuel, increased 1.7%, or $506 million, due to inflation and better merchandising. Other revenue, primarily from gift and prepaid card sales increased $186 million. Warehouse and supply sales increased $35 million. Fuel sales decreased $426 million in 2013, as a result of the average retail price per gallon of fuel decreasing 4.1% and gallons sold decreasing 5.4%. Sales declined $233 million due to the disposition of Genuardi's stores in 2012. Store closures, net of new stores, decreased sales $39 million. Average transaction size and transaction counts increased during fiscal 2013.

SAFEWAY INC. AND SUBSIDIARIES

Sales increased 2.0% to $36,068.3 million in 2012 from $35,356.7 million in 2011. Fuel sales increased $363.8 million in 2012, as a result of the average retail price per gallon of fuel increasing 2.3% and gallons sold increasing 5.8%. Identical-store sales, excluding fuel, increased 0.8%, or $236 million, primarily due to inflation. Other revenue, primarily from gift and prepaid card sales increased $201 million. New stores, net of store closures, increased sales by $205 million. Sales declined $254 million due to the disposition of Genuardi's stores. Average transaction size increased during fiscal 2012, and transaction counts decreased.
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
Gross profit margin was 26.27% of sales in 2013, 26.23% of sales in 2012 and 26.78% in 2011.
The gross profit margin increased four basis points to 26.27% of sales in 2013 from 26.23% of sales in 2012 primarily for the following reasons:

Basis-point increase (decrease)
Impact of fuel sales	35
Lower advertising expense	16
Changes in product mix	6
Increased LIFO income	5
Fuel partner discounts	(15)
Investments in price	(18)
Higher Blackhawk revenue (which has a lower gross margin than grocery sales)	(8)
Higher shrink expense	(19)
Other individually immaterial items	2
4
The gross profit margin decreased 55 basis points to 26.23% of sales in 2012 from 26.78% of sales in 2011 primarily for the following reasons:

Basis-point (decrease) increase
Impact of fuel sales	(35)
Investments in price	(21)
Higher shrink expense	(13)
Costs incurred to launch just for U™	(9)
Lower LIFO expense	14
Other individually immaterial items	9
(55)

SAFEWAY INC. AND SUBSIDIARIES

Shrink expense increased 19 basis points in 2013 and 13 basis point in 2012. In the second half of 2013, Safeway implemented a new strategy which focuses more on increasing sales with less emphasis on controlling shrink. While Safeway anticipated some additional shrink in 2013, the transition to the new strategy resulted in an unplanned level of shrink in the third quarter of 2013. We believe this initial unplanned level for shrink was eliminated in the fourth quarter of 2013 and that shrink expense should be flat in 2014. Safeway's long-term programs to control shrink expense include improved buying practices to prevent overstocking of inventory and increased security to reduce theft.
Vendor allowances totaled $2.4 billion in 2013, $2.3 billion in 2012 and $2.2 billion in 2011. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
Operating and administrative expense was 24.51% of sales in 2013 compared to 24.27% of sales in 2012 and 24.78% in 2011.
Operating and administrative expense margin increased 24 basis points to 24.51% of sales in 2013 from 24.27% of sales in 2012 primarily for the following reasons:

SAFEWAY INC. AND SUBSIDIARIES

Basis-point increase (decrease)
Impact of fuel sales	33
$46.5 million gain from legal settlements in 2012	15
Write-off of $30 million of notes receivable	9
Decline in self-insurance expense	(16)
Higher revenue from Blackhawk	(12)
Lower depreciation expense	(11)
Lower pension expense	(5)
Other individually immaterial items	11
24
Self-insurance expense declined $50.6 million to $98.6 million in 2013 from $149.2 million in 2012. A 100 basis-point increase in the discount rate used to measure the present value of the self-insurance liability accounted for approximately $24 million of the decline in expense. The remaining decline was due primarily to Company programs to reduce workers' compensation expense.
Operating and administrative expense margin decreased 51 basis points to 24.27% of sales in 2012 from 24.78% of sales in 2011 primarily for the following reasons:

Basis-point decrease (increase)
Impact of fuel sales	(17)
$46.5 million gain from legal settlements in 2012	(15)
Lower labor	(12)
Reduced store occupancy	(10)
Higher revenue from Blackhawk	(9)
Higher pension expense	10
Other individually immaterial items	2
(51)
Gain on Property Dispositions  Operating and administrative expense included a net gain on property dispositions of $51.2 million in 2013, a net gain of $48.3 million in 2012 and a net gain of $16.2 million in 2011.
Interest Expense  Interest expense was $273.0 million in 2013, compared to $300.7 million in 2012 and $268.1 million in 2011. The decrease in interest expense in 2013 was due to lower average borrowing in 2013 compared to 2012, partly offset by slightly higher interest rates. The increase in 2012 was due to higher average borrowings, partly offset by lower average interest rates.
Average borrowings from continuing operations were $5,623.9 million, $6,378.9 million and $5,037.1 million in 2013, 2012 and 2011, respectively. Average interest rates were 4.92%, 4.71% and 5.32% in 2013, 2012 and 2011, respectively.

SAFEWAY INC. AND SUBSIDIARIES

Loss on Foreign Currency Translation After the sale of the Company's Canadian operations, the adjustments resulting from translation of assets and liabilities denominated in Canadian dollars are included in the statement of income as a foreign currency gain or loss. Foreign currency loss was $57.4 million in fiscal 2013.
Other Income, Net In fiscal 2013, Other income, net consists of interest income of $14.8 million, equity in earnings of unconsolidated affiliate of $17.6 million, gain on the sale of investments of $8.6 million and loss on extinguishment of debt of $10.1 million. In fiscal 2012, Other income, net consists primarily of interest income of $9.9 million and equity in earnings from Safeway’s unconsolidated affiliate of $17.5 million. In 2011, Other income, net consists primarily of interest income of $4.8 million and equity in earnings of unconsolidated affiliate of $13.0 million.
Income Taxes  Income tax expense was $89.7 million, or 26.7% of pre-tax income in 2013. In 2013 Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance ("COLI") policies and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced 2013 income tax expense by $17.2 million. In 2012, Safeway had income tax expense of $141.8 million, or 32.5% of pre-tax income. In 2011, income tax expense was $91.2 million, or 19.9%, of pre-tax income. Income tax expense in 2011 was reduced by $53.8 million due to a change in policy regarding the repatriation of earnings in Casa Ley.

SAFEWAY INC. AND SUBSIDIARIES

Blackhawk Financial Results Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $1,128.5 million for fiscal 2013, up 19.0% from $948.5 million in fiscal 2012. This increase was primarily due to an increase in the load value of gift cards, an increase in marketing revenue, an increase in fees from VISA gift cards, increase in sales from Cardpool and an increase in card production sales. In 2013, Blackhawk recorded a gain of $13.5 million from the reduction of contingent consideration related to the acquisition of Cardpool. Also in 2013, Blackhawk incurred a $6.0 million mark-to-market charge for accelerating the expense of a partner equity instrument at the time of its IPO. Income before taxes from Blackhawk was $84.5 million in 2013 compared to $75.0 million in fiscal 2012.

Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $948.5 million for fiscal 2012, up 27.6% from $743.3 million in fiscal 2011. This increase was primarily due to an increase in the load value of gift cards, an increase in marketing revenue, an increase in sales from Cardpool and an increase in telecom handset sales. Income before taxes from Blackhawk was $75.0 million in 2012 compared to $60.7 million in fiscal 2011.
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
Self-insurance reserves are actuarially determined primarily by applying historical paid loss and incurred loss development trends to current cash and incurred expected losses in order to estimate total losses. The Company then discounts total expected losses to their present value using a risk-free rate of return.
Any actuarial projection of self-insured losses is subject to a high degree of variability. Litigation trends, legal interpretations, benefit level changes, claim settlement patterns and similar factors influenced historical development trends that were used to determine the current-year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.
The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, the Company is able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 1.75% in 2013, 0.75% in 2012 and 0.75% in 2011. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $6 million.
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

SAFEWAY INC. AND SUBSIDIARIES

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
Employee Benefit Plans  The Company recognizes in its balance sheet a liability for the underfunded status of its employee benefit plans. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. Additional disclosures are provided in Note M to the consolidated financial statements, set forth in Part II, Item 8 of this report.
The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note M to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with generally accepted accounting principles (“GAAP”), the amount by which actual results differ from the actuarial assumptions is accumulated and amortized over future periods and, therefore, affects recognized expense in such future periods. While Safeway believes its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other postretirement obligations and its future expense.
Safeway bases the discount rate on current investment yields on high-quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high-quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2013 pension expense was 4.2%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2013, the Company’s assumed rate of return was 7.50% on U.S. pension assets. Over the 10-year period ended December 28, 2013, the average rate of return was approximately 6% for U.S. pension assets, slightly below the Company's assumed rate of return. A poor global financial market during 2008 led to a substantial reduction in the 10-year average rate of return on Safeway's pension assets. We expect that the markets will eventually recover to our assumed long-term rate of return.

SAFEWAY INC. AND SUBSIDIARIES

The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets (1)
Asset category	Target	2013	2012
Equity	65%	66.4%	64.3%
Fixed income	35	31.9	33.0
Cash and other	—	1.7	2.7
Total	100%	100.0%	100.0%
(1) Plan assets for 2013 are for continuing operations. Plan assets for 2012 include continuing and discontinued operations.
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
Sensitivity to changes in the major assumptions for Safeway's pension plans are as follows (in millions):

		United States
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+1 pt	$—	$14.3
	-1 pt	$—	$(14.3)
Discount rate	+1 pt	$251.7	$28.9
	-1 pt	$(315.7)	$(35.9)
Cash contributions to the Company’s pension and post-retirement benefit plans are expected to total approximately $13.1 million in 2014 and totaled $56.3 million in 2013, $110.3 million in 2012 and $151.2 million in 2011.
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

Liquidity and Financial Resources
Net cash flow provided by operating activities was $1,045.8 million in 2013, $1,288.9 million in 2012 and $1,570.0 million in 2011. The decrease in net cash flow provided by operating activities in 2013 from 2012 was due primarily to income taxes paid. Net cash flow from operating activities declined in 2012 compared to 2011 primarily due to a greater use of cash flow for working capital which was largely calendar driven.

SAFEWAY INC. AND SUBSIDIARIES

Blackhawk receives significant cash inflow from the sale of third-party gift cards late in the fourth quarter of the year and remits the majority of the cash, less commissions, to the card partners early in the first quarter of the following year. Changes in payables related to third-party gift cards, net of receivables, was a use of cash of $27.6 million in 2013 compared to a source of cash of $26.4 million in 2012.

Cash contributions to pension and post-retirement plans were $56.3 million in 2013, $110.3 million in 2012 and $151.2 million in 2011. Cash contributions are expected to decline to approximately $13.1 million in 2014 due primarily to increased return on plan assets and the impact of the Pension Funding Stabilization legislation which increased the discount rate used to determine pension funding (but which had no effect on pension expense).
Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $621.3 million in 2013, $614.3 million in 2012 and $923.2 million in 2011. Net cash flow used by investing activities increased in 2013 compared to 2012 primarily as a result of cash used in 2013 for business acquisitions by Blackhawk, partly offset by lower capital expenditures. Net cash flow used by investing activities declined in 2012 compared to 2011 primarily as a result of lower capital expenditures and higher proceeds from the sale of property in 2012.
Cash paid for property additions was $767.4 million in 2013, $821.2 million in 2012 and $992.4 million in 2011. Capital expenditures by major category of spending were as follows:

	Fiscal Year
(in millions)	2013	2012	2011
Remodels	$227.9	$227.8	$250.7
Information technology	117.0	96.1	126.8
New stores	111.7	157.2	308.2
Property Development Centers	105.0	177.2	92.3
Supply chain	91.1	59.3	91.0
Other	114.7	103.6	123.4
Cash paid for property additions	$767.4	$821.2	$992.4
In 2014, the Company expects to spend approximately $800 million to $900 million in cash capital expenditures.
Net cash flow used by financing activities was 1,842.4 million in 2013, $1,329.1 million in 2012 and $1,413.7 million in 2011. In 2013, net cash payments on debt were $1,386.0 million. The Company also repurchased $663.7 million of common stock and paid $181.4 million in dividends. In 2012, Safeway had net cash additions to debt of $117.5 million, repurchased $1,274.5 million of common stock and paid $163.9 million in dividends. In 2011, net cash payments on debt were $270.7 million. Additionally, the Company repurchased $1,554.0 million of common stock and paid $188.0 million in dividends.

Initial Public Offering of Blackhawk On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($238.0 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock. In 2014, Safeway announced plans to distribute all of its shares of Blackhawk stock to Safeway shareholders (See Note U).

SAFEWAY INC. AND SUBSIDIARIES

Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including potential proceeds from the monetization of the Company's investment in Casa Ley and potential borrowing under Safeway’s commercial paper program, its credit agreement and debt offerings, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments, stock repurchases, if any, and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its commercial paper program and credit agreement.
Free Cash Flow on Continuing Operations  Free cash flow is calculated as (1) net cash flow from operating activities adjusted to exclude payables related to third-party gift cards, net of receivables, less (2) net cash flow used by investing activities adjusted to exclude cash used by investments and business acquisitions. Cash from the sale of third-party gift cards is held for a short period of time and then remitted, less our commission, to card partners. Because this cash flow is temporary, it is not available for other uses, and it is therefore excluded from our calculation of free cash flow. We add back cash used by investments and business acquisitions to our calculation of free cash flow in order to provide a more accurate indication of our capacity to apply our available free cash flow to its intended uses.

	Fiscal Year
(in millions)	2013	2012	2011
Net cash flow from operating activities	$1,045.8	$1,288.9	$1,570.0
Decrease (increase) in payables related to third-party gift cards, net of receivables	27.6	(26.4)	(293.6)
Net cash flow from operating activities, as adjusted	1,073.4	1,262.5	1,276.4

Net cash flow used by investing activities	(621.3)	(614.3)	(923.2)
Business acquisitions, net of cash acquired	149.4	—	35.9
Net cash flow used by investing activities, as adjusted	(471.9)	(614.3)	(887.3)
Free cash flow	$601.5	$648.2	$389.1

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
Bank Credit Agreement and Term Loan Agreement  Information about the Company’s bank credit agreement and term loan agreement appear in Note F to the consolidated financial statements set forth in Part II, Item 8 of this report.
Adjusted EBITDA from Continuing Operations Management believes that “Adjusted EBITDA from Continuing Operations” is a useful measure of operating performance that facilitates management's evaluation of the Company's ability to service debt and capability to incur more debt to generate the cash

SAFEWAY INC. AND SUBSIDIARIES

needed to grow the business (including at times when interest rates fluctuate). Omitting interest, taxes and the other enumerated items provides a financial measure that is useful to management in assessing operating performance because the cash Safeway's business operations generate enables us to incur debt and thus to grow.

Management believes that “Adjusted EBITDA from Continuing Operations” also facilitates comparisons of Safeway's results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, discontinued operations, property impairment charges, methodologies in calculating LIFO expense and unconsolidated affiliates that other companies have are different from the Company's, we omit these amounts to facilitate investors' ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because, in management's experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution such store makes to operating performance.

Management also believes that investors, analysts and other interested parties view our ability to generate “Adjusted EBITDA from Continuing Operations” as an important measure of our operating performance and that of other companies in our industry.

“Adjusted EBITDA from Continuing Operations” is a useful indicator of Safeway's ability to service debt, fund share repurchases and pay dividends that management believes will enhance stockholder value. “Adjusted EBITDA from Continuing Operations” is also a useful indicator of cash available for investing activities.
The computation of Adjusted EBITDA from Continuing Operations is provided below. Adjusted EBITDA from Continuing Operations should not be considered as an alternative to income from continuing operations, net of tax, or cash flow from operating activities (which are determined in accordance with U.S. GAAP). Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA from Continuing Operations (dollars in millions).

52 Weeks 2013
Adjusted EBITDA from Continuing Operations:
Income from continuing operations, net of tax	$246.3
Add (subtract):
Noncontrolling interests	(14.7)
Income taxes	89.7
Interest expense	273.0
Depreciation expense	943.9
LIFO income	(14.3)
Share-based employee compensation	59.1
Property impairment charges	35.6
Equity in earnings of unconsolidated affiliate	(17.6)
Dividend from unconsolidated affiliate	3.8
Impairment of notes receivable	30.0
Total Adjusted EBITDA from Continuing Operations	$1,634.8
Shelf Registration  On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors has authorized the issuance of up to

SAFEWAY INC. AND SUBSIDIARIES

$3.0 billion of securities under the Shelf. As of December 28, 2013, $1.95 billion of securities were available for issuance under the board’s authorization.
Commercial Paper Information about the Company's commercial paper borrowings appear in Note F to the consolidated financial statements set forth in Part II, Item 8 of this report.
Dividends Declared on Common Stock  The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2013, 2012 and 2011.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2013
Quarter 4	12/05/13	12/19/13	$0.2000	$46.0	$185.5
Quarter 3	08/22/13	09/19/13	0.2000	49.1	139.5
Quarter 2	05/14/13	06/20/13	0.2000	48.2	90.4
Quarter 1	03/14/13	03/25/13	0.1750	42.2	42.2
2012
Quarter 4	12/05/12	12/17/12	$0.1750	$41.9	$162.0
Quarter 3	08/22/12	09/20/12	0.1750	41.9	120.1
Quarter 2	05/15/12	06/21/12	0.1750	41.9	78.2
Quarter 1	03/16/12	03/29/12	0.1450	36.3	36.3
2011
Quarter 4	12/07/11	12/22/11	$0.1450	$43.8	$187.6
Quarter 3	08/24/11	09/22/11	0.1450	49.3	143.8
Quarter 2	05/19/11	06/23/11	0.1450	50.7	94.5
Quarter 1	03/15/11	03/24/11	0.1200	43.8	43.8

SAFEWAY INC. AND SUBSIDIARIES

Dividends Paid on Common Stock  The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2013, 2012 and 2011.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2013
Quarter 4	10/10/13	09/19/13	$0.2000	$49.1	$181.4
Quarter 3	07/11/13	06/20/13	0.2000	48.2	132.3
Quarter 2	04/11/13	03/25/13	0.1750	42.2	84.1
Quarter 1	12/31/12	12/17/12	0.1750	41.9	41.9
2012
Quarter 4	10/11/12	09/20/12	$0.1750	$41.9	$163.9
Quarter 3	07/12/12	06/21/12	0.1750	41.9	122.0
Quarter 2	04/12/12	03/29/12	0.1450	36.3	80.1
Quarter 1	01/12/12	12/22/11	0.1450	43.8	43.8
2011
Quarter 4	10/13/11	09/22/11	$0.1450	$49.3	$188.0
Quarter 3	07/14/11	06/23/11	0.1450	50.7	138.7
Quarter 2	04/14/11	03/24/11	0.1200	43.8	88.0
Quarter 1	01/13/11	12/23/10	0.1200	44.2	44.2
Stock Repurchase Program  From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2013, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $8.8 billion, leaving an authorized amount for repurchases of approximately $2.2 billion. During fiscal 2013, Safeway repurchased approximately 19.5 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $663.7 million. The average price per share, excluding commissions, was $33.93. The timing and volume of future repurchases will depend on factors such as Safeway's day-to-day business needs as well as its stock price and economic and market conditions. Stock repurchases may be affected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

SAFEWAY INC. AND SUBSIDIARIES

Contractual Obligations  The table below presents significant contractual obligations of the Company at year-end 2013 (in millions) (1):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (2)	$252.9	$442.2	$402.0	$501.9	$3.4	$2,165.8	$3,768.2
Estimated interest on long-term debt	186.1	166.8	164.1	150.4	118.6	765.9	1,551.9
Capital lease obligations (2),(3)	49.3	49.9	45.8	39.3	32.9	207.6	424.8
Interest on capital leases	34.4	30.9	27.9	25.1	22.2	90.7	231.2
Self-insurance liability	108.6	82.0	55.2	37.1	25.4	124.4	432.7
Interest on self-insurance liability	0.9	2.2	2.4	2.3	2.1	34.6	44.5
Operating leases (3)	470.3	430.3	397.3	351.1	299.5	1,781.5	3,730.0
Marketing development funds	59.6	47.3	32.5	15.5	8.7	3.6	167.2
Contracts for purchase of property, equipment and construction of buildings	276.0	—	—	—	—	—	276.0
Fixed-price energy contracts (4)	39.2	14.4	1.2	1.3	1.3	11.4	68.8
Other purchase obligations	55.8	0.2	—	—	—	—	56.0
Total	$1,533.1	$1,266.2	$1,128.4	$1,124.0	$514.1	$5,185.5	$10,751.3
 (1) Excludes funding of pension and post-retirement benefit obligations which were $56.3 million in 2013. The Company currently expects to contribute approximately $13.1 million to its pension and post-retirement benefit plans in 2014. Also excludes contributions under various multiemployer pension plans, which totaled $259.2 million in 2013, excluding Canadian operations and Dominick's. Also excludes the estimated $310.8 million of multiemployer pension plan withdrawal liability with the closure of Dominick's. Additionally, the amount of unrecognized tax benefits ($137.5 million at December 28, 2013) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Purchase orders for inventory are not included in the above table as they are cancelable by their terms.

(2)	Required principal payments only.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2013, these charges totaled approximately $164.3 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”
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
Letters of Credit  The Company had letters of credit of $44.7 million outstanding at year-end 2013. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of

SAFEWAY INC. AND SUBSIDIARIES

the Company. The Company pays commissions ranging from 0.15% to 1.10% on the face amount of the letters of credit.
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
Interest Rate Risk  Safeway manages interest rate risk through the use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. At year-end 2013, the Company had no interest rate swaps.
Foreign Currency Exchange Risk  Safeway is exposed to foreign currency risk, as approximately $4,032.5 million (CAD4,294.0 million) of assets and approximately $841.7 million (CAD896.3 million) of liabilities, retained by Safeway after the disposition of CSL in 2013, are denominated in Canadian dollars. These net assets are exposed to economic losses in the event of adverse changes in the currency exchange rate. During fiscal 2013, the Company recorded a loss of $57.4 million on currency exchange in continuing operations. As of year-end 2013, Safeway had no derivative financial instruments to offset the risk of foreign currency.
Commodity Price Risk  Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2013.
Long-Term Debt  The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2013 (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$252.9	$442.2	$402.0	$501.9	$3.4	$2,165.8	$3,768.2	$3,949.7
Weighted average interest rate	5.63%	1.79%	3.42%	6.35%	7.60%	5.52%	4.98%

(1)	Primarily fixed-rate debt.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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
Management of the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 28, 2013 did not include the internal controls of Retailo AG and Intelispend, both acquired by the Company's consolidated subsidiary, Blackhawk, in November 2013.  The financial statements of Retailo AG and Intelispend constitute, in aggregate, less than 1% of net and total assets, and comprise in aggregate less than 1% of revenues and of net income of Safeway Inc.'s consolidated financial statement amounts as of and for the fiscal year ended December 28, 2013.  Through this evaluation, management did not identify any material weakness in the Company’s internal control.  There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 28, 2013.
The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Robert L. Edwards	/s/ Peter J. Bocian
ROBERT L. EDWARDS	PETER J. BOCIAN
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2014	February 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2013. We also have audited the Company's internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control over Financial Reporting”, Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 28, 2013 did not include the internal controls of Retalio AG and Intelispend, both acquired by the Company’s consolidated subsidiary, Blackhawk, in November 2013. The financial statements of Retailo AG and Intelispend constitute less than 1% of net and total assets, and comprise in aggregate less than 1% of revenues and of net income of Safeway Inc.’s consolidated financial statement amounts as of and for the year ended December 28, 2013. Accordingly, our audit did not include the internal control over financial reporting at Retailo AG and InteliSpend. The Company's management is responsible for the consolidated financial statements of Safeway Inc., for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 25, 2014

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per-share amounts)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Sales and other revenue	$36,139.1	$36,068.3	$35,356.7
Cost of goods sold	(26,645.1)	(26,605.9)	(25,887.9)
Gross profit	9,494.0	9,462.4	9,468.8
Operating and administrative expense	(8,858.6)	(8,753.1)	(8,760.0)
Operating profit	635.4	709.3	708.8
Interest expense	(273.0)	(300.7)	(268.1)
Loss on foreign currency translation	(57.4)	—	—
Other income, net	31.0	27.8	17.7
Income before income taxes	336.0	436.4	458.4
Income taxes	(89.7)	(141.8)	(91.2)
Income from continuing operations, net of tax	246.3	294.6	367.2
Income from discontinued operations, net of tax	3,275.9	303.5	151.0
Net income before allocation to noncontrolling interests	3,522.2	598.1	518.2
Less noncontrolling interests	(14.7)	(1.6)	(1.5)
Net income attributable to Safeway Inc.	$3,507.5	$596.5	$516.7

Basic earnings per share:
Continuing operations	$0.96	$1.18	$1.06
Discontinued operations	$13.57	$1.23	$0.43
Total	$14.53	$2.41	$1.49

Diluted earnings per share:
Continuing operations	$0.95	$1.18	$1.06
Discontinued operations	$13.43	$1.22	$0.43
Total	$14.38	$2.40	$1.49

Weighted average shares outstanding – basic	239.1	245.6	343.4
Weighted average shares outstanding – diluted	241.5	245.9	343.8
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Net income before allocation to noncontrolling interests	$3,522.2	$598.1	$518.2
Other comprehensive (loss) income:
Translation adjustments, net of tax	(65.0)	(3.1)	8.8
Pension and post-retirement benefits adjustment to funded status, net of tax	179.5	(79.7)	(210.3)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	66.3	69.5	51.0
Other, net of tax	(1.1)	1.0	1.0
Total other comprehensive income (loss)	179.7	(12.3)	(149.5)
Comprehensive income including noncontrolling interests	3,701.9	585.8	368.7
Comprehensive income attributable to noncontrolling interests	(14.7)	(1.6)	(1.5)
Comprehensive income attributable to Safeway Inc.	$3,687.2	$584.2	$367.2
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2013	Year-end 2012
Assets
Current assets:
Cash and equivalents	$4,647.3	$352.2
Receivables	1,211.4	909.0
Merchandise inventories, net of LIFO reserve of $58.1 and $70.5	2,089.6	2,562.0
Prepaid expenses and other current assets	371.5	344.7
Assets held for sale	143.9	—
Total current assets	8,463.7	4,167.9
Property:
Land	1,583.2	1,881.4
Buildings	5,774.0	6,812.6
Leasehold improvements	2,836.2	3,485.5
Fixtures and equipment	6,979.1	7,958.5
Property under capital leases	550.2	612.1
	17,722.7	20,750.1
Less accumulated depreciation and amortization	(10,185.2)	(11,525.5)
Total property, net	7,537.5	9,224.6
Goodwill	464.5	471.5
Investment in unconsolidated affiliate	196.1	191.7
Other assets	557.7	601.3
Total assets	$17,219.5	$14,657.0

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2013	Year-end 2012
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$252.9	$294.0
Current obligations under capital leases	49.3	36.2
Accounts payable	3,376.4	3,125.0
Accrued salaries and wages	419.4	460.9
Deferred income taxes	—	30.4
Income taxes payable	1,135.2	—
Other accrued liabilities	623.2	683.3
Total current liabilities	5,856.4	4,629.8
Long-term debt:
Notes and debentures	3,515.3	4,831.9
Obligations under capital leases	375.5	411.6
Total long-term debt	3,890.8	5,243.5
Deferred income taxes	—	178.5
Pension and post-retirement benefit obligations	451.4	914.5
Accrued claims and other liabilities	1,145.8	781.5
Total liabilities	11,344.4	11,747.8
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 244.2 and 605.3 shares issued	2.4	6.1
Additional paid-in capital	1,981.9	4,505.6
Treasury stock at cost: 14.1 and 365.8 shares	(480.6)	(9,119.8)
Accumulated other comprehensive loss	(271.1)	(73.8)
Retained earnings	4,586.9	7,585.6
Total Safeway Inc. equity	5,819.5	2,903.7
Noncontrolling interest	55.6	5.5
Total equity	5,875.1	2,909.2
Total liabilities and stockholders’ equity	$17,219.5	$14,657.0
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Operating Activities:
Net income before allocation to noncontrolling interest	$3,522.2	$598.1	$518.2
Income from discontinued operations, net of tax	(3,275.9)	(303.5)	(151.0)
Income from continuing operations, net of tax	246.3	294.6	367.2
Reconciliation to net cash flow from operating activities:
Depreciation expense	943.9	970.2	973.0
Property impairment charges	35.6	33.6	33.1
Share-based employee compensation	59.1	53.6	48.5
LIFO (income) expense	(14.3)	0.7	35.1
Equity in earnings of unconsolidated affiliate	(17.6)	(17.5)	(13.0)
Net pension and post-retirement benefits expense	114.8	129.0	98.9
Contributions to pension and post-retirement benefit plans	(56.3)	(110.3)	(151.2)
Gain on property dispositions and lease exit costs, net	(51.2)	(48.3)	(16.2)
Loss on extinguishment of debt	10.1	—	—
(Decrease) increase in accrued claims and other liabilities	(29.5)	53.9	21.9
Deferred income taxes	(267.7)	(40.7)	(57.0)
Other	(0.4)	11.5	21.4
Changes in working capital items:
Receivables	(51.5)	(7.9)	7.0
Inventories at FIFO cost	(77.9)	(107.3)	65.7
Prepaid expenses and other current assets	(57.4)	(26.0)	(14.5)
Income taxes	82.1	(52.7)	40.0
Payables and accruals	205.3	126.1	(183.5)
Payables related to third-party gift cards, net of receivables	(27.6)	26.4	293.6
Net cash flow from operating activities - continuing operations	1,045.8	1,288.9	1,570.0
Net cash flow from operating activities - discontinued operations	198.3	280.8	453.6
Net cash flow from operating activities	1,244.1	1,569.7	2,023.6
Investing Activities:
Cash paid for property additions	(767.4)	(821.2)	(992.4)
Proceeds from sale of property	220.3	263.0	164.9
Proceeds from company-owned life insurance policies	68.7	—	—
Business acquisitions, net of cash acquired	(149.4)	—	(35.9)
Other	6.5	(56.1)	(59.8)
Net cash flow used by investing activities - continuing operations	(621.3)	(614.3)	(923.2)
Net cash flow from (used by) investing activities - discontinued operations	5,530.9	42.3	(91.3)
Net cash flow from (used by) investing activities	4,909.6	(572.0)	(1,014.5)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Financing Activities:
Additions to long-term borrowings	785.5	3,508.1	3,177.9
Payments on long-term borrowings	(2,171.5)	(3,390.6)	(2,907.2)
Payments of debt extinguishment costs	(11.0)	—	—
Net proceeds from the sale of Blackhawk common stock	161.5	—	—
Purchase of treasury stock	(663.7)	(1,274.5)	(1,554.0)
Dividends paid	(181.4)	(163.9)	(188.0)
Net proceeds from exercise of stock options	240.1	3.8	73.4
Excess tax benefit from share-based employee compensation	6.7	1.3	1.8
Other	(8.6)	(13.3)	(17.6)
Net cash flow used by financing activities - continuing operations	(1,842.4)	(1,329.1)	(1,413.7)
Net cash flow (used) provided by financing activities - discontinued operations	(3.8)	(44.7)	336.4
Net cash flow used by financing activities	(1,846.2)	(1,373.8)	(1,077.3)
Effect of changes in exchange rates on cash	(12.4)	(1.1)	18.8
Increase (decrease) in cash and equivalents	4,295.1	(377.2)	(49.4)
Cash and Equivalents:
Beginning of year	352.2	729.4	778.8
End of year	$4,647.3	$352.2	$729.4
Other Cash Information - Continuing and Discontinued Operations:
Cash payments during the year for:
Interest	$289.2	$322.3	$302.6
Income taxes, net of refunds	497.2	380.9	336.2
Non-Cash Investing and Financing Activities - Continuing and Discontinued Operations:
Capital lease obligations entered into	$78.0	$48.1	$1.1
Purchases of property, plant and equipment included in accounts payable	128.3	107.8	198.8
Notes received in the sale of real estate	—	—	97.3
Mortgage notes assumed in property additions	—	42.9	3.7

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions, except per-share amounts)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Common Stock:
Balance, beginning of year	$6.1	$6.0	$6.0
Options exercised	—	0.1	—
Retirement of treasury stock (1)	(3.7)	—	—
Balance, end of year	2.4	6.1	6.0
Additional Paid-In Capital:
Balance, beginning of year	4,505.6	4,463.9	4,363.1
Share-based employee compensation	59.1	55.1	50.0
Options exercised/cancelled, net	210.6	(11.9)	53.7
Initial public offering of Blackhawk, net	161.5	—	—
Retirement of treasury stock (1)	(2,989.0)	—	—
Other (2)	34.1	(1.5)	(2.9)
Balance, end of year	1,981.9	4,505.6	4,463.9
Treasury Stock:
Balance, beginning of year	(9,119.8)	(7,874.4)	(6,283.8)
Purchase of treasury stock	(663.7)	(1,240.3)	(1,588.2)
Retirement of treasury stock (1)	9,313.4	—	—
Other	(10.5)	(5.1)	(2.4)
Balance, end of year	(480.6)	(9,119.8)	(7,874.4)
Retained Earnings:
Balance, beginning of year	7,585.6	7,151.1	6,846.2
Prior period adjustment (3)			(24.2)
Balance, beginning of year, as corrected			6,822.0
Net income attributable to Safeway Inc.	3,507.5	596.5	516.7
Cash dividends declared ($0.775, $0.670 and $0.555 per share)	(185.5)	(162.0)	(187.6)
Retirement of treasury stock (1)	(6,320.7)	—	—
Balance, end of year	4,586.9	7,585.6	7,151.1
Accumulated Other Comprehensive Loss:
Balance, beginning of year	(73.8)	(61.5)	88.0
Translation adjustments	(65.0)	(3.1)	8.8
Pension and post-retirement benefits adjustment to funded status (net of tax of $87.1, $45.5 and $113.3)	179.5	(79.7)	(210.3)
Recognition of pension and post-retirement benefits actuarial loss (net of tax of $38.7, $40.5 and $31.0)	66.3	69.5	51.0
Sale of Canada Safeway Limited (4)	(377.0)	—	—
Other (net of tax of $0.6, $0.5 and $0.1)	(1.1)	1.0	1.0
Balance, end of year	(271.1)	(73.8)	(61.5)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In millions)

	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011
Noncontrolling Interests:
Balance, beginning of year	5.5	6.0	4.4
Noncontrolling interests acquired through Retailo acquisition	6.9	—	—
Net earnings attributable to noncontrolling interests, net of tax	14.7	1.6	1.5
Other (2)	28.5	(2.1)	0.1
Balance, end of year	55.6	5.5	6.0
Total Equity	$5,875.1	$2,909.2	$3,691.1

	Number of Shares Issued
Common Stock:
Balance, beginning of year	605.3	604.5	599.8
Options exercised	9.6	0.1	3.2
Restricted stock grants, net of forfeitures	0.5	0.7	1.5
Performance share awards	0.4	—	—
Retirement of treasury stock (1)	(371.6)	—	—
Balance, end of year	244.2	605.3	604.5

	Number of Shares
Treasury Stock:
Balance, beginning of year	(365.8)	(307.9)	(231.8)
Purchase of treasury stock	(19.5)	(57.6)	(76.1)
Retirement of treasury stock (1)	371.6	—	—
Other	(0.4)	(0.3)	—
Balance, end of year	(14.1)	(365.8)	(307.9)
(1) Safeway retired 371.6 million treasury shares in 2013. See Note K under the caption "Shares Repurchased."
(2) Primarily results from Blackhawk IPO.
(3) 2012 and 2011 have been corrected for the prior period adjustment discussed in Note A under the caption "Corrections to Previously Reported Financial Statements."
(4) Safeway completed the sale of CSL in 2013. See Note A under the caption "The Company."
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies
The Company  Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in the United States, with 1,335 stores as of year-end 2013. Safeway’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, and the Mid-Atlantic region. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
On November 3, 2013, Safeway completed the sale of substantially all of the net assets of Canada Safeway Limited ("CSL" now known as CSL IT Services ULC) to Sobeys Inc. ("Sobeys"), a wholly-owned subsidiary of Empire Company Limited. As a result, the operating results of CSL are reported as discontinued operations in the consolidated statements of income for all periods presented. See Note B to the consolidated financial statements for additional information.
During the fourth quarter of 2013, the Company exited the Chicago market, where it operated 72 Dominick's stores. The operating results of Dominick's are reported as discontinued operations in the consolidated statements of income for all periods presented. In addition, certain assets and liabilities associated with Dominick's are reported as assets and liabilities held for sale in the December 28, 2013 consolidated balance sheet. See Note B to the consolidated financial statements for additional information.
Unless otherwise indicated, the notes accompanying the consolidated financial statements reflect the Company's continuing operations.
Blackhawk Network Holdings, Inc. (“Blackhawk”), a majority-owned subsidiary of Safeway, is a leading prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Blackhawk’s payment network supports its three primary constituents: consumers who purchase the products and services Blackhawk offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Blackhawk’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable ("GPR") cards and Blackhawk’s reload network. In the fourth quarter of 2013, Blackhawk acquired InteliSpend Prepaid Solutions TM, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland. See Note C to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 200 food and general merchandise stores in Western Mexico.
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
Fiscal Year   The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”), the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”) and the 52-week period ended December 31, 2011 (“fiscal 2011” or “2011”).

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Corrections to Previously Reported Financial Statements Subsequent to the issuance of the fiscal 2012 consolidated financial statements, the Company determined that the accrual for multiemployer health and welfare benefits was understated by $39.5 million as of December 29, 2012 due to certain labor contracts not accounted for on an accrual basis. This understatement originated many years ago. Safeway assessed the materiality of this item on previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the correction was not material to any of the individual annual or interim periods. Safeway has corrected the accompanying consolidated financial statements by decreasing 2011 Retained Earnings by $24.2 million, and in the 2012 balance sheet, decreasing Current Deferred Income Taxes by $15.3 million and increasing the multiemployer health and welfare accrual within Other Accrued Liabilities by $39.5 million. The effect on the 2012 and 2011 consolidated statement of operations is insignificant. This correction results in no other changes to the consolidated financial statements.
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
Translation of Foreign Currencies  Assets and liabilities of the Company's foreign subsidiaries and Casa Ley are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars, net of applicable income taxes, are included as a separate component in the statement of comprehensive income, within accumulated other comprehensive income in the consolidated balance sheets and within the consolidated statements of stockholders' equity.
After the net asset sale of Canadian operations ("Sale of Canadian Operations"), the adjustments resulting from translation of retained assets and liabilities denominated in Canadian dollars are included in the statement of income as a foreign currency gain or loss. Foreign currency loss was $57.4 million in fiscal 2013.
Revenue Recognition  Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.
Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which redemption is considered remote. Breakage amounts were $11.6 million, $9.0 million and $8.9 million in 2013, 2012 and 2011, respectively.
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
Cost of Goods Sold  Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. All vendor allowances are recorded as a reduction of cost of goods when earned. Advertising and promotional expenses

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $372.6 million in 2013, $416.7 million in 2012 and $408.6 million in 2011.
Cash and Equivalents  Cash and equivalents include short-term investments with original maturities of less than three months and credit and debit card sales transactions which settle within a few business days of year end.
Book overdrafts at year-end 2013 and 2012 of $84.5 million and $25.8 million, respectively, are included in accounts payable.
Receivables  Receivables include pharmacy, gift card receivables and miscellaneous trade receivables.
Merchandise Inventories  Merchandise inventory of $1,643.2 million at year-end 2013 and $1,608.4 million at year-end 2012 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value.  Such LIFO inventory had a replacement or current cost of $1,701.3 million at year-end 2013 and $1,678.9 million at year-end 2012.  Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations.  The remaining inventory consists primarily of perishables, pharmacy and fuel inventory. Perishables are counted every four weeks and are carried at the last purchased cost or the last four-week average cost, which approximates first-in, first out ("FIFO") cost. Pharmacy and fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.
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
Company-Owned Life Insurance Policies Safeway has company-owned life insurance policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, we offset the cash surrender value by the related loans. At December 28, 2013, the cash surrender value of the policies was $58.5 million, and the balance of the policy loans was $40.9 million, resulting in a net cash surrender value of $17.6 million. At December 29, 2012, the cash surrender value of the policies was $89.0 million, and no policy loans were outstanding.
Employee Benefit Plans  The Company recognizes in its statement of financial position an asset for its employee benefit plan's overfunded status or a liability for underfunded status. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. See Note M.
Self-Insurance  The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 1.75% in 2013, 0.75% in 2012 and 0.75% in 2011.
A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2013	2012	2011
Beginning balance	$480.1	$470.9	$468.5
Expense, including the effect of discount rate	98.6	151.6	151.1
Claim payments	(137.2)	(142.5)	(148.6)
Disposal of discontinued operations	(8.8)	—	—
Currency translation	—	0.1	(0.1)
Ending balance	432.7	480.1	470.9
Less current portion	(108.6)	(137.4)	(129.4)
Long-term portion	$324.1	$342.7	$341.5
The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability was $477.2 million at year-end 2013 and $496.2 million at year-end 2012.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Warrants.  Blackhawk issued warrants to third parties to purchase shares of Blackhawk common stock. Blackhawk recorded substantially all of the these warrants in additional paid-in-capital with an offset to intangible assets and is amortizing the assets over the term of the related marketing and distribution services agreements of approximately five years.  The value of these warrants was calculated using the Black-Scholes model.  Since there is no active market for these warrants, the valuation model used unobservable pricing inputs and management estimates.
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
Short-term investments. These investments are readily convertible to cash and the carrying amount of these items approximates fair value.
Notes receivables. The Company's notes receivables, included in other assets, is comprised primarily of notes receivable resulting from the sale of real estate. The fair value of note receivables is estimated by discounting expected future cash flows using interest rates, adjusted for credit risk, at which similar loans could be made under current market conditions. The carrying value of notes receivables, which approximates fair value, was $101.0 million at December 28, 2013 and $130.6 million at December 29, 2012.
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
When stores that are under long-term leases close, the Company records a liability for the future minimum lease payments and related ancillary costs, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations, discounted using a risk-adjusted rate of interest. This liability is recorded at the time the store is closed. Activity included in the reserve for store lease exit costs is disclosed in Note E.
Accumulated Other Comprehensive Loss  Accumulated other comprehensive loss, net of applicable taxes, consisted of the following at year-end (in millions):

	2013	2012	2011
Translation adjustments	$(139.0)	$399.0	$402.1
Pension and post-retirement benefits adjustment to funded status	(403.0)	(737.8)	(658.1)
Recognition of pension and post-retirement benefits actuarial loss	272.5	265.5	196.0
Other	(1.6)	(0.5)	(1.5)
Total	$(271.1)	$(73.8)	$(61.5)
At the closing of the Sale of Canadian Operations, the Company recorded the related balance of cumulative translation adjustment, pension and post-retirement benefit adjustment to funded status and recognition of pension and post-retirement benefits actuarial loss which related to CSL as part of the gain on the sale. See Note B.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Safeway adopted these disclosure amendments in the quarter ended March 23, 2013. The implementation

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of this update did not impact Safeway's financial position, results of operations or cash flows as it was disclosure-only in nature.

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company early adopted ASU No. 2013-05 and the effect is included in the gain on the sale of CSL in Note B.

Note B:  Assets and Liabilities Held for Sale and Discontinued Operations
Assets and Liabilities Held for Sale In the fourth quarter of 2013, the Company announced its intention to exit the Chicago market, where it operated 72 Dominick's stores. During the fourth quarter of 2013, the Company sold or closed its Dominick's stores. Certain Dominick's properties were classified as held for sale at year end. Additionally, the Company had other real estate assets held for sale at December 28, 2013. Assets and liabilities held for sale at December 28, 2013 were as follows (in millions):

December 28, 2013
Assets held for sale:
Dominick's property, net, held for sale	$136.7
Other United States real estate assets held for sale	7.2
Total assets held for sale	$143.9

December 28, 2013
Liabilities held for sale:
Dominick's
Deferred gain on property dispositions	$9.0
Obligations under capital leases	5.2
Deferred rent	2.6
Other liabilities	1.4
Total liabilities held for sale (1)	$18.2

(1)	Included in Other Accrued Liabilities on the consolidated balance sheet.
Discontinued Operations
Sale of Canadian Operations On November 3, 2013, Safeway completed the Sale of Canadian Operations to Sobeys for CAD5.8 billion (USD5.6 billion) in cash plus the assumption of certain liabilities.
Dominick's During the fourth quarter of 2013, Safeway sold or closed all Dominick's stores. In 2013, cash proceeds on the sale of these stores were $72.2 million, with a pre-tax loss of $493.1 million. Included in

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the loss is a $310.8 million charge which represents the estimated multiemployer pension plan withdrawal liability. See Note N.
Genuardi's In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).
The notes to the consolidated financial statements exclude discontinued operations, unless otherwise noted. Historical financial information for CSL and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The historical operating results of Genuardi's stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company's consolidated financial statements for all periods presented. Financial information for discontinued operations is shown below (in millions):

	2013	2012	2011
Sales and other revenue:
CSL (1)	$5,447.9	$6,695.8	$6,726.9
Dominick's	1,394.8	1,465.2	1,568.6
Total	$6,842.7	$8,161.0	$8,295.5

Income (loss) from discontinued operations, before income taxes:
CSL (1)	$286.2	$442.3	$462.3
Dominick's	(92.0)	(50.4)	(38.7)
Total	$194.2	$391.9	$423.6

Gain (loss) on sale or disposal of operations, net of lease exit costs, before income taxes:
CSL (2)	$4,783.1	$—	$—
Dominick's	(493.1)	—	—
Genuardi's	—	52.4	—
Total	$4,290.0	$52.4	$—

Total income from discontinued operations before income taxes	$4,484.2	$444.3	$423.6
Income taxes on discontinued operations	(1,208.3)	(140.8)	(272.6)
Income from discontinued operations, net of tax	$3,275.9	$303.5	$151.0

(1) For CSL, 2013 reflects 44 weeks of activity compared to 52 weeks in 2012 and 2011.
(2) In accordance with ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," the Company transferred the cumulative translation adjustment relating to Canadian operations from Accumulated Other Comprehensive Loss on the balance sheet to gain on the Sale of Canadian Operations.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note C:  Blackhawk

Initial Public Offering of Blackhawk On April 24, 2013, Blackhawk, a Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($238.0 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock.  Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded a $76.5 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital and $5.8 million as an increase to tax expense. The taxes were  paid in the fourth quarter of 2013. Additionally, Safeway incurred a $17.9 million deferred tax expense related to the retained shares in Blackhawk.

As of December 28, 2013, Safeway owned 37.8 million shares, or approximately 72.2%, of Blackhawk, which the Company plans to distribute to its stockholders. See Note U.

Acquisitions On November 29, 2013, Blackhawk acquired 100% of the outstanding common stock of Retailo, a German privately-held company which is a third-party gift card distribution network in Germany, Austria and Switzerland. Blackhawk acquired Retailo for total purchase consideration of $70.2 million. The following table summarizes the purchase price allocation which was based upon the estimated fair value of each asset and liability (in millions).

Settlement receivables	$18.1
Settlement payables	(14.8)
Other liabilities, net	(0.7)
Deferred income taxes, net	(7.4)
Identifiable technology and intangible assets	45.7
Noncontrolling interests	(6.9)
Goodwill (1)	36.2
Total consideration	$70.2

(1)	See Note D.
Noncontrolling interests result from third-party ownership interests in certain subsidiaries of Retailo.
The following table summarizes the components of the identifiable technology and intangible assets of Retailo and their estimated useful lives at the acquisition date (dollars in millions).

	Fair Value	Useful life
Distribution partner relationships	$38.0	15 years
Customer relationships	5.5	8 years	-	10 years
Technology	1.9	3 years
Trade name	0.3	3 years
	$45.7

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On November 12, 2013, Blackhawk acquired substantially all of the net assets of InteliSpend from Maritz Holdings Inc., a privately-held company, for total purchase consideration of $97.5 million. InteliSpend delivers intelligent prepaid solutions for business needs: employee rewards, wellness, sales incentives, expense management and promotional programs. The following table summarizes the purchase price allocation which was based upon the estimated fair value of each asset and liability (in millions).

Cash and cash equivalents	$15.0
Trading securities	29.4
Accounts receivable	7.9
Cardholder liabilities	(31.4)
Customer deposits	(12.5)
Other tangible assets, net	(4.0)
Deferred taxes	(0.3)
Identifiable technology and intangible assets	39.2
Goodwill (1)	54.2
Total consideration	$97.5

(1)	See Note D.
Blackhawk sold the trading securities for cash on the day after closing and presents this sale as an inflow from investing activities in the accompanying consolidated statements of cash flows.

The following table summarizes the components of the identifiable technology and intangible assets of InteliSpend and their estimated useful lives at the acquisition date (dollars in millions).

	Fair Value	Useful life
Customer relationships	$23.9	7 years	-	14 years
Back-log	9.3	1 year	-	3 years
Patent	3.3	5 years
Technology	2.4	5 years
Trade name	0.3	4 years
	$39.2

Note D: Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but must be evaluated for impairment.
Safeway tests goodwill for impairment annually (on the first day of the fourth quarter) or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

The impairment test is a two-step process. In the first step, the Company determines if the fair value of the reporting units is less than the book value. Under generally accepted accounting principles, a reporting unit is either the equivalent to, or one level below, an operating segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the operating results. Safeway's operating segments are our retail divisions. Safeway's reporting units are generally consistent with its operating segments.

If Safeway concludes that fair value is greater than the book value, Safeway does not have to proceed to step two, and Safeway can conclude there is no goodwill impairment. If the Company concludes that the fair value of a reporting unit is less than book value, the Company must perform step two, in which it calculates the implied fair value of goodwill and compares it to carrying value. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on an average of the guideline company method and the discounted cash flow method. These methods are based on historical and forecasted amounts specific to each reporting unit and consider sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. Safeway bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy. See Note H for a discussion of levels.
Based upon the results of our 2013, 2012 and 2011 analyses, no impairment of goodwill was indicated in 2013, 2012 or 2011.
A summary of changes in Safeway’s goodwill by geographic area is as follows (in millions):

		2013				2012
	U.S.	Canada		Total	U.S.	Canada	Total
Balance – beginning of year:
Goodwill	$4,364.9	$97.9		$4,462.8	$4,364.9	$96.2	$4,461.1
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—	(3,991.3)
	373.6	97.9		471.5	373.6	96.2	469.8
Activity during the year:
Disposal of CSL goodwill	—	(97.9)	(1)	(97.9)	—	—	—
Blackhawk acquisition of Retailo (2)	36.2	—		36.2	—	—	—
Blackhawk acquisition of InteliSpend (2)	54.2	—		54.2	—	—	—
Other adjustments (3)	0.5	—		0.5	—	1.7	1.7
	90.9	(97.9)		(7.0)	—	1.7	1.7
Balance – end of year (4):
Goodwill	4,455.8	—		4,455.8	4,364.9	97.9	4,462.8
Accumulated impairment charges	(3,991.3)	—		(3,991.3)	(3,991.3)	—	(3,991.3)
	$464.5	$—		$464.5	$373.6	$97.9	$471.5

(1)	See Note B.

(2)	See Note C.

(3)	Represents foreign currency translation.

(4)	Blackhawk goodwill was $133.5 million at year-end 2013 and $42.7 million at year-end 2012.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note E:  Store Lease Exit Costs and Impairment Charges
Impairment Write-Downs  Safeway recognized impairment charges on the write-down of long-lived assets of $35.6 million in 2013, $33.6 million in 2012 and $33.1 million in 2011. These charges are included as a component of operating and administrative expense.
Store Lease Exit Costs  The reserve for store lease exit costs includes the following activity for 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Beginning balance	$76.5	$77.0	$94.0
Provision for estimated net future cash flows of additional closed stores (1)	6.1	19.4	2.8
Provision for estimated net future cash flows of Dominick's closed stores (2)	113.6	—	—
Net cash flows, interest accretion, changes in estimates of net future cash flows	(15.2)	(19.9)	(19.8)
Ending balance	$181.0	$76.5	$77.0

(1)
Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

(2)	Estimated net future cash flows for Dominick's stores closed during the fourth quarter of 2013.
Store lease exit costs are included as a component of operating and administrative expense, with the exception of Dominick's locations closed in the fourth quarter of 2013 which are included in the loss on disposal of operations. For all stores, the liability is included in accrued claims and other liabilities.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note F:  Financing
Notes and debentures were composed of the following at year end (in millions):

	2013	2012
Commercial paper	$—	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	400.0	700.0
Other bank borrowings, unsecured	—	2.8
Mortgage notes payable, secured	46.8	48.3
Floating Rate Senior Notes due 2013, unsecured	—	250.0
3.00% Second Series Notes due 2014, unsecured [1]	—	302.2
6.25% Senior Notes due 2014, unsecured	—	500.0
5.625% Senior Notes due 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.4	22.6
	3,768.2	5,125.9
Less current maturities	(252.9)	(294.0)
Long-term portion	$3,515.3	$4,831.9

(1)	See the caption "Satisfaction and Discharge of Indenture" later in this note.
Commercial Paper  The amount of commercial paper borrowings is limited to the unused borrowing capacity under the bank credit agreement, described in the following paragraph. Safeway classifies commercial paper as long term because the Company intends to and has the ability to refinance these borrowings on a long-term basis through either continued commercial paper borrowings or utilization of the bank credit agreement, which matures in 2015. During 2013, the average commercial paper borrowing was $43.9 million and had a weighted-average interest rate of 0.68%. During 2012, the average commercial paper borrowing was $681.7 million which had a weighted-average interest rate of 0.86%.
Bank Credit Agreement  The Company has a $1,500.0 million credit agreement with a syndicate of banks which has a termination date of June 1, 2015 and provides for two additional one-year extensions of the termination date. The credit agreement provides (i) to Safeway a $1,250.0 million revolving credit facility (the “Domestic Facility”), (ii) to Safeway and CSL a Canadian facility of up to $250.0 million for U.S. Dollar and Canadian Dollar advances and (iii) to Safeway a $400.0 million sub-facility of the Domestic Facility for issuance of standby and commercial letters of credit. The credit agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, at the option of the lenders and subject to the satisfaction of certain conditions. The restrictive covenants of the credit agreement limit Safeway with respect to, among other things, creating liens upon its assets and disposing of material amounts of assets other than in the ordinary course of business. Additionally, the Company is required to maintain a minimum Adjusted EBITDA, as defined in the credit agreement, to interest expense ratio of 2.0 to 1 and is required

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

to not exceed an Adjusted Debt (total consolidated debt less cash and cash equivalents in excess of $75.0 million) to Adjusted EBITDA ratio of 3.5 to 1. As of December 28, 2013, the Company was in compliance with these covenant requirements. As of December 28, 2013, there were no borrowings, and letters of credit totaled $43.4 million under the Credit Agreement. Total unused borrowing capacity under the credit agreement was $1,456.6 million as of December 28, 2013.

The Sale of Canadian Operations was permitted under the terms of the Credit Agreement. The Company has the option to permanently reduce or terminate the $250.0 million Canadian credit facility.
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
During 2013, the Company paid facility fees of 0.15% on the total amount of the credit facility.
Term Credit Agreement Safeway has a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provided an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. The Term Credit Agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Bank Credit Agreement." As of December 28, 2013, the Company was in compliance with these covenant requirements. As of December 28, 2013, there were $400.0 million of outstanding borrowings under the Term Credit Agreement.
Shelf Registration  On October 24, 2011, the Company filed a shelf registration statement (the “Shelf”) with the SEC which enables Safeway to issue an unlimited amount of debt securities and/or common stock. The Shelf expires on October 24, 2014. The Safeway Board of Directors authorized issuance of up to $3.0 billion of securities under the Shelf. As of December 28, 2013, $1.95 billion of securities were available for issuance under the board’s authorization.
Issuances of Senior Unsecured Indebtedness  Safeway issued $250.0 million of Floating Rate Senior Notes on June 14, 2012, which matured on December 12, 2013. The Company did not issue any senior unsecured debt in 2013.
Redemption of Notes In the fourth quarter of 2013, the Company redeemed $500.0 million of 6.25% Senior Notes due March 15, 2014. This redemption resulted in a make-whole premium of $6.7 million, before tax, which is classified in Other Income on the consolidated income statement.
Satisfaction and Discharge of Indenture In the fourth quarter of 2013, the Company deposited CAD304.5 million (USD292.2 million) in an account with the Trustee under the indenture governing the CAD300.0 million (USD287.9 million), 3.00% Second Series Notes due March 31, 2014. Safeway met the conditions for satisfaction and discharge of the Company's obligations under the indenture and as a result, extinguished the CAD300.0 million (USD287.9 million) notes and CAD304.5 million (USD292.2 million) cash from the consolidated balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Mortgage Notes Payable  Mortgage notes payable at year-end 2013 have remaining terms ranging from less than two years to eight years, had a weighted-average interest rate during 2013 of 5.57% and are secured by properties with a net book value of approximately $89.6 million.
Other Notes Payable  Other notes payable at year-end 2013 have remaining terms ranging from one year to 22 years and had a weighted average interest rate of 6.73% during 2013.
Annual Debt Maturities  As of year-end 2013, annual debt maturities (principal payments only) were as follows (in millions). Many of the notes payable include make-whole provisions:

2014	$252.9
2015	442.2
2016	402.0
2017	501.9
2018	3.4
Thereafter	2,165.8
$3,768.2
Letters of Credit  The Company had letters of credit of $44.7 million outstanding at year-end 2013, of which $43.4 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 0.15% to 1.10% on the face amount of the letters of credit.
Fair Value  At year-end 2013 and year-end 2012, the estimated fair value of debt, including current maturities, was $3,949.7 million and $5,408.2 million, respectively.

Note G: Financial Instruments
Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.  At year-end 2013, the Company had no interest rate swaps outstanding.
Note H:  Fair Value Measurements
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at December 28, 2013 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Term deposits	$2,818.0	$—	$2,818.0	$—
Money market	449.0	449.0	—	—
Bankers' acceptances	309.6	—	309.6	—
Commercial paper	274.0	—	274.0	—
Short-term investments (1)	81.0	42.0	39.0	—
Non-current investments (2)	38.0	—	38.0	—
Total	$3,969.6	$491.0	$3,478.6	$—
Liabilities:
Contingent consideration (3)	$2.9	$—	$—	$2.9
Total	$2.9	$—	$—	$2.9

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended December 28, 2013 follows (in millions):

Contingent consideration
Balance, beginning of year	$21.8
Settlements	(4.2)
Gains	(14.7)
Balance, end of year	$2.9

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
In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and, when necessary, uses real estate brokers. During fiscal 2013, long-lived assets with a carrying value of $63.5 million were written down to their estimated fair value of $27.9 million, resulting in an impairment charge of $35.6 million. During fiscal 2012, long-lived assets with a carrying value of $51.8 million were written down to their estimated fair value of $18.2 million, resulting in an impairment charge of $33.6 million.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note I: Lease Obligations
At year-end 2013, Safeway leased approximately 54% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.
As of year-end 2013, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2014	$83.7	$470.3
2015	80.8	430.3
2016	73.7	397.3
2017	64.3	351.1
2018	55.1	299.5
Thereafter	298.4	1,781.5
Total minimum lease payments	656.0	$3,730.0
Less amounts representing interest	(231.2)
Present value of net minimum lease payments	424.8
Less current obligations	(49.3)
Long-term obligations	$375.5
Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $173.6 million.
Amortization expense for property under capital leases was $46.1 million in 2013, $26.3 million in 2012 and $24.6 million in 2011. Accumulated amortization of property under capital leases was $251.9 million at year-end 2013 and $223.1 million at year-end 2012.
The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2013	2012	2011
Property leases:
Minimum rentals	$372.1	$371.0	$366.6
Contingent rentals (1)	7.3	7.7	7.6
Less rentals from subleases	(11.1)	(9.4)	(8.0)
	368.3	369.3	366.2
Equipment leases	20.4	20.4	20.1
	$388.7	$389.7	$386.3

(1)	In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note J: Interest Expense
Interest expense consisted of the following (in millions):

	2013	2012	2011
Commercial paper	$3.2	$6.0	$1.6
Bank credit agreement	1.9	1.7	1.6
Term credit agreement	7.3	8.7	—
Mortgage notes payable	2.7	1.8	0.6
6.50% Senior Notes due 2011	—	—	5.3
5.80% Senior Notes due 2012	—	29.1	46.4
Floating Rate Senior Notes due 2013	4.3	2.7	—
3.00% Second Series Notes due 2014	7.4	9.0	6.8
6.25% Senior Notes due 2014	29.9	31.3	31.3
5.625% Senior Notes due 2014	14.1	14.1	14.1
3.40% Senior Notes due 2016	13.6	13.6	1.0
6.35% Senior Notes due 2017	31.8	31.8	31.8
5.00% Senior Notes due 2019	25.0	25.0	25.0
3.95% Senior Notes due 2020	19.7	19.7	19.7
4.75% Senior Notes due 2021	19.0	19.0	1.4
7.45% Senior Debentures due 2027	11.2	11.2	11.2
7.25% Senior Debentures due 2031	43.5	43.5	43.5
Other notes payable	1.8	1.8	2.1
Obligations under capital leases	38.0	39.7	43.7
Amortization of deferred finance costs	7.4	6.9	4.9
Interest rate swap agreements	—	(5.0)	(9.9)
Capitalized interest	(8.8)	(10.9)	(14.0)
	$273.0	$300.7	$268.1

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note K:  Capital Stock
Shares Authorized and Issued  Authorized preferred stock consists of 25.0 million shares, of which none were outstanding during 2013, 2012 or 2011. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2013 was 230.1 million shares (net of 14.1 million shares of treasury stock) and 239.5 million shares at year-end 2012 (net of 365.8 million shares of treasury stock).
Shares Repurchased  Safeway repurchased 19.5 million shares of common stock at an average cost of $33.93 per share and a total cost of $663.7 million (including commissions) during 2013, 57.6 million shares at an average cost of $21.51 and a total cost of $1,240.3 million (including commissions) during 2012 and 76.1 million shares at an average cost of $20.85 and a total cost of $1,588.2 million (including commissions)during 2011.
Retirement of Treasury Stock In 2013, the Company retired 371.6 million shares of its repurchased common stock. The par value of the repurchased shares was charged to common stock with the excess purchase price over par value allocated between paid-in capital and retained earnings.
Stockholder Rights Plan  In September 2013, Safeway adopted a one-year stockholder rights plan. Under the plan, one preferred stock purchase right was distributed for each share of common stock held by stockholders of record on September 30, 2013. Under certain circumstances, the rights will become exercisable and each right will entitle stockholders to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $100. In general, the rights become exercisable at the close of business on the tenth business day following (i) public announcement that a person or group acquired 10% (15% in the case of a passive institutional investor) or more of our common stock or (ii) commencement or announcement of a tender offer for 10% (15% in the case of a passive institutional investor) or more of our common stock. The Company's Board of Directors is entitled to redeem the rights at $0.01 per right at any time before a person or group has acquired 10% or more (15% or more in the case of a passive institutional investor) of the outstanding common stock. The rights will expire on September 15, 2014, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.
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
1999 Amended and Restated Equity Participation Plan  Under the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”), options generally vest over four, five or seven years. Although the 1999 Plan remains in full force and effect, there will be no more grants under this plan. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 10 years from the date of the grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. The 2007 Equity and Incentive Award Plan (the “2007 Plan”) and the 2011 Equity and Incentive Award Plan (the "2011 Plan"), discussed below, succeed the 1999 Plan.
2007 Equity and Incentive Award Plan  In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options to purchase 7.6 million shares were available for grant at December 28, 2013 under this plan. Shares issued as a result of the 2007 Plan may be treasury shares, authorized but unissued shares or shares purchased in the open market.
2011 Equity and Incentive Award Plan In May 2011, the stockholders of Safeway approved the 2011 Plan. Under the 2011 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof to participants other than Safeway's Chief Executive Officer. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. At December 28, 2013, 8.7 million shares of common stock were available for issuance under this plan. Shares issued as a result of the 2011 Plan may be treasury shares, authorized but unissued shares or shares purchased in the open market.
Restricted Stock  The Company awarded 747,708 shares, 695,816 shares and 1,470,625 shares of restricted stock in 2013, 2012 and 2011, respectively, to certain officers and key employees. These shares vest over a period of between three to five years and are subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense for continuing operations of $15.8 million in 2013, $13.1 million in 2012 and $10.5 million in 2011.
Performance Share Awards In 2013 and 2012, Safeway granted performance share awards to certain executives. These performance share awards, covering a target of approximately 1.2 million shares in 2013 and 1.1 million shares in 2012, will vest over three years and are subject to the achievement of earnings per share goals determined on a compound annual growth rate basis relative to the S&P 500. If these goals are achieved above a certain level and Safeway meets certain Total Shareholder Return criteria, certain executives may receive additional shares of stock above the target number of performance shares, subject to a specified maximum. Likewise, executives may earn less than the target number of performance shares. The Company recorded $14.9 million in expense in 2013 and $9.8 million in expense in 2012 related to these awards based on the expected achievement of the performance target. The payouts related to all active awards, if earned, will be settled in the Company’s common stock after the end of each performance period.
 Activity in the Company’s stock option plans for the year ended December 28, 2013 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, beginning of year	24,097,393	$25.92	$0.9
2013 Activity:
Granted	2,334,583	24.68
Canceled	(9,087,473)	30.03
Exercised	(9,615,848)	25.02
Outstanding, end of year	7,728,655	$21.85	$82.3
Exercisable, end of year (1)	3,168,122	$21.57	$34.6
Vested and expected to vest, end of year (2)	6,424,628	$21.69	$69.5

(1)	The remaining weighted-average contractual life of these options is 4.7 years.

(2)	The remaining weighted-average contractual life of these options is 6.1 years.

Weighted-average fair value of options granted during the year:
2011	$5.87
2012	4.50
2013	6.67
The total intrinsic value of options exercised was $47.0 million in 2013, $0.7 million in 2012 and $9.7 million in 2011. As of year-end 2013, there was $57.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Additional Stock Plan Information  Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2013			2012			2011
Expected life (in years)	6.25	–	6.5	6.25	–	6.5		6.5
Expected stock volatility	31.6%	–	33.0%	30.6%	–	33.9%	29.8%	–	34.1%
Risk-free interest rate	1.1%	–	2.1%	0.9%	–	1.3%	1.5%	–	2.7%
Expected dividend yield during the expected term	3.5%	–	4.0%	2.8%	–	3.7%	2.2%	–	2.7%
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
The following table summarizes information about unvested Safeway restricted stock as of December 28, 2013:

	Awards	Weighted- average grant date fair value
Unvested, beginning of year	2,412,830	$22.16
Granted	747,708	23.43
Vested	(672,657)	22.31
Canceled	(255,618)	23.01
Unvested, end of year	2,232,263	$22.45
At the date of vest, the fair value of restricted stock awards vested during the year was $16.4 million in 2013, $14.2 million in 2012 and $6.6 million in 2011. At December 28, 2013, there was $36.2 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.7 years.
Total share-based compensation expenses for continuing operations recognized as a component of operating and administrative expense is as follows (in millions):

	2013	2012	2011
Share-based compensation expense	$59.1	$53.6	$48.5
Income tax benefit	(23.2)	(20.8)	(18.8)
Share-based compensation expense recognized in earnings, net of tax	$35.9	$32.8	$29.7

Note L:  Taxes on Income
The components of income before income tax expense are as follows (in millions):

	2013	2012	2011
Domestic	$326.1	$434.3	$456.1
Foreign	9.9	2.1	2.3
	$336.0	$436.4	$458.4

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of income tax expense are as follows (in millions):

	2013	2012	2011
Current:
Federal	$322.6	$168.7	$108.2
State	32.2	12.4	39.0
Foreign	2.6	1.4	1.0
	357.4	182.5	148.2
Deferred:
Federal	(250.8)	(36.5)	(38.6)
State	(16.5)	(3.5)	(17.4)
Foreign	(0.4)	(0.7)	(1.0)
	(267.7)	(40.7)	(57.0)
	$89.7	$141.8	$91.2
Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2013	2012	2011
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$117.6	$152.8	$160.4
State taxes on income net of federal benefit	10.2	5.8	14.0
Charitable donations of inventory	(9.6)	(4.3)	(12.0)
U.S. repatriation tax	—	—	(53.8)
Federal tax credits	(11.2)	(2.2)	(12.1)
Reversal of deferred tax liability on life insurance	(17.2)	—	—
Investment in Blackhawk	23.7	—	—
Equity earnings of foreign affiliate	(13.3)	(8.4)	(4.6)
Other	(10.5)	(1.9)	(0.7)
	$89.7	$141.8	$91.2

In 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance ("COLI") policies purchased in the early 1980s and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million.

Income tax expense increased by $23.7 million in 2013 related to Safeway’s investment in Blackhawk, one of its subsidiaries. During 2013, Blackhawk completed its initial public offering of stock and as a result of the IPO Blackhawk is no longer included in Safeway’s consolidated federal income tax return.  This required Safeway to record current and deferred taxes related to its investment in Blackhawk.

Income tax expense decreased by $53.8 million in 2011 as a result of a change in repatriation policy regarding the Company’s investment in Casa Ley.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax liability at year end are as follows (in millions):

	2013	2012
Deferred tax assets:
Pension liability	$279.8	$293.3
Workers’ compensation and other claims	152.0	189.7
Employee benefits	155.7	202.8
Accrued claims and other liabilities	92.4	95.3
Reserves not currently deductible	63.8	37.4
Federal deduction of state taxes	51.2	7.7
Foreign tax credit carryforwards	—	37.9
State tax credit carryforwards	21.3	27.7
Operating loss carryforwards	8.8	1.9
Other assets	9.5	3.1
	834.5	896.8
Valuation Allowance	—	(27.1)
	$834.5	$869.7

	2013	2012
Deferred tax liabilities:
Property	$(430.0)	$(662.4)
Inventory	(273.3)	(314.5)
Investment in Blackhawk	(17.9)	—
Investments in foreign operations	(6.5)	(19.4)
	(727.7)	(996.3)
Net deferred tax asset (liability)	$106.8	$(126.6)
Deferred tax assets and liabilities are reported in the balance sheet as follows (in millions):

	2013	2012
Current deferred tax assets (1)	$51.8	$1.1
Noncurrent deferred tax assets (2)	55.0	81.2
Current deferred tax liability	—	(30.4)
Noncurrent deferred tax liability	—	(178.5)
Net deferred tax asset (liability)	$106.8	$(126.6)
(1) Included in Prepaid Expenses and Other Current Assets.
(2) Included in Other Assets.
At December 28, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.5 million which expire at various dates from 2023 to 2024. The Company also had foreign net operating loss carryforwards of $20.2 million which do not expire. In addition, the Company had state tax credit carryforwards of $32.5 million which expire in 2023.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 29, 2012, the Company had foreign tax credit carryforwards of $37.9 million which would normally expire in 2021. A valuation allowance was recorded against $27.1 million of these carryforwards. The valuation allowance is recorded when it becomes more likely than not that a portion of the deferred tax asset will not be realized. As a result of the sale of its Canadian operations the Company was able to utilize the foreign tax credit carryforwards in 2013.
At year-end 2013, no deferred tax liability has been recognized for the $170.0 million of unremitted foreign earnings because the Company intends to utilize those earnings in the foreign operations for an indefinite period of time. If Safeway did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $25 million to $75 million at year-end 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2013	2012	2011
Balance at beginning of year	$119.4	$161.3	$159.9
Additions based on tax positions related to the current year	75.6	2.7	17.8
Reduction for tax positions of current year	(4.9)	—	—
Additions for tax positions of prior years	0.2	2.2	0.5
Reductions for tax positions of prior years	(47.1)	(46.9)	(3.5)
Foreign currency translation	(0.3)	0.1	(0.1)
Expiration of statute of limitations	(1.3)	—	—
Settlements	(4.1)	—	(13.3)
Balance at end of year	$137.5	$119.4	$161.3
As of December 28, 2013, December 29, 2012 and December 31, 2011, the balance of unrecognized tax benefits included tax positions of $60.1 million (net of tax), $42.9 million (net of tax) and $43.1 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.
Continuing operations income tax expense in 2013, 2012 and 2011 included benefits of $5.9 million (net of tax), $5.6 million (net of tax) and expense of $0.2 million (net of tax), respectively, related to interest and penalties. As of December 28, 2013 and December 29, 2012, the Company’s accrual for net interest and penalties were receivables of $5.2 million and $3.3 million, respectively.
The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Company expects that it will no longer be subject to federal income tax examinations for fiscal years before 2007, and is no longer subject to state and local income tax examinations for fiscal years before 2006. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s Canadian affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.

The Company does not anticipate that total unrecognized tax benefits will change significantly in the next 12 months.

Note M:  Employee Benefit Plans
Pension Plans  The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multiemployer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Canadian Pension and Other Post-Retirement Plans  Sobeys assumed Safeway's Canadian pension and post-retirement plan obligations as part of the overall purchase of Safeway's Canadian operations in November 2013. Accordingly, the activity in these plans are not included in this footnote unless otherwise noted.
The following table provides a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended December 28, 2013 and a statement of the funded status as of year-end 2013 and year-end 2012 (in millions):

	Pension		Other Post-Retirement Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Beginning balance	$2,635.4	$2,424.5	$135.0	$131.1
Service cost	42.0	40.3	0.7	0.6
Interest cost	85.4	91.8	3.2	3.6
Plan amendments	0.2	0.4	—	—
Actuarial loss (gain)	(56.3)	176.0	(5.0)	6.6
Plan participant contributions	—	—	1.0	1.0
Benefit payments	(133.3)	(131.6)	(7.2)	(7.3)
Change in projected benefit obligation related to CSL	(39.5)	34.0	1.3	(0.6)
Disposal of CSL	(510.5)	—	(49.5)	—
Ending balance	$2,023.4	$2,635.4	$79.5	$135.0
Change in fair value of plan assets:
Beginning balance	$1,845.7	$1,641.4	$—	$—
Actual return on plan assets	268.6	179.3	—	—
Employer contributions	50.1	104.1	6.2	6.3
Plan participant contributions	—	—	1.0	1.0
Benefit payments	(133.3)	(131.6)	(7.2)	(7.3)
Change in fair value of plan assets related to CSL	32.8	52.5	—	—
Disposal of CSL	(419.7)	—	—	—
Ending balance	$1,644.2	$1,845.7	$—	$—
Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(1.1)	$(2.3)	$(6.2)	$(7.9)
Pension and postretirement benefit obligations (non-current liability)	(378.1)	(787.4)	(73.3)	(127.1)
Funded status	$(379.2)	$(789.7)	$(79.5)	$(135.0)

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension		Other Post-Retirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$365.0	$872.5	$10.6	$25.4
Prior service cost (credit)	14.3	17.3	(1.1)	(3.2)
	$379.3	$889.8	$9.5	$22.2
Safeway expects approximately $43.0 million of the net actuarial pension loss and $9.6 million of the prior service cost to be recognized as a component of net periodic benefit cost in 2014.
Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2013 and 2012, is shown below (in millions):

	2013	2012
Projected benefit obligation	$2,023.4	$2,635.4
Accumulated benefit obligation	1,978.3	2,554.4
Fair value of plan assets	1,644.2	1,845.7

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables provide the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension			Other Post-Retirement Benefits
Components of net expense:	2013	2012	2011	2013	2012	2011
Estimated return on plan assets	$(107.9)	$(101.0)	$(116.0)	$—	$—	$—
Service cost	42.0	40.3	37.8	0.7	0.6	0.6
Interest cost	85.4	91.8	100.0	3.2	3.6	4.4
Settlement loss	—	5.9	1.1	—	—	—
Curtailment loss	—	1.8	—	—	—	—
Amortization of prior service cost (credit)	12.8	15.3	17.4	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	77.8	70.3	53.3	0.9	0.5	0.4
Net expense	$110.1	$124.4	$93.6	$4.7	$4.6	$5.3

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(216.9)	$97.8	$228.6	$(5.0)	$6.6	$3.4
Recognition of net actuarial loss	(77.8)	(76.3)	(54.4)	(0.9)	(0.5)	(0.4)
Prior service credit	0.2	0.5	1.0	—	—	—
Recognition of prior service (cost) credit	(12.8)	(17.0)	(17.4)	0.1	0.1	0.1
Changes relating to discontinued operations	(55.5)	9.0	87.4	(3.0)	(5.0)	(6.7)
Total recognized in other comprehensive income	(362.8)	14.0	245.2	(8.8)	1.2	(3.6)
Total net expense and changes in plan assets and benefit obligations recognized in comprehensive income	$(252.7)	$138.4	$338.8	$(4.1)	$5.8	$1.7
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	2013	2012	2011
Discount rate:
United States plans	4.90%	4.20%	4.94%
Canadian plans		4.00%	4.25%
Combined weighted-average rate		4.16%	4.80%
Rate of compensation increase:
United States plans	3.00%	3.00%	3.00%
Canadian plans		2.75%	2.75%
The actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	2013	2012	2011
Discount rate	4.20%	4.94%	5.69%
Expected return on plan assets:	7.50%	7.75%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%
The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for Safeway’s plans (including Canadian plans in 2012) at year-end:

		Plan assets
Asset category	Target	2013	2012
Equity	65%	66.4%	64.3%
Fixed income	35%	31.9%	33.0%
Cash and other	—	1.7%	2.7%
Total	100%	100.0%	100.0%

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
The fair value of Safeway’s pension plan assets at December 28, 2013, excluding pending transactions of $37.2 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$30.2	$29.0	$1.2	$—
Short-term investment collective trust (2)	18.2	—	18.2	—
Common and preferred stock: (3)
Domestic common and preferred stock	270.4	269.9	0.5	—
International common stock	38.5	38.5	—	—
Common collective trust funds (2)	611.2	—	611.2	—
Corporate bonds (4)	101.1	—	101.1	—
Mortgage- and other asset-backed securities (5)	62.3	—	62.3	—
Mutual funds (6)	183.8	5.9	177.9	—
U.S. government securities (7)	335.8	—	335.7	0.1
Other securities (8)	29.9	3.1	19.0	7.8
Total	$1,681.4	$346.4	$1,327.1	$7.9

(1)	The carrying value of these items approximates fair value.

(2)	These investments are valued based on the Net Asset Value (“NAV”) of the underlying investments and are provided by the fund issuers.

(3)
The fair value of common stock is based on the exchange quoted market prices. When quoted prices are not available for preferred stock, an industry standard valuation model is used which maximizes observable inputs.

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
See Note H for a discussion of levels.
A reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 28, 2013 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other asset-backed securities	U.S. government securities	Other securities
Balance, beginning of year	$4.0	$3.4	$0.5	$0.1	$—
Purchases, sales, settlements, net	4.0	(3.4)	(0.5)	—	7.9
Unrealized gains	(0.1)	—	—	—	(0.1)
Balance, end of year	$7.9	$—	$—	$0.1	$7.8

The fair value of Safeway’s pension plan assets, including Canadian plans, at December 29, 2012, excluding pending transactions of $19.6 million, by asset category are as follows (in millions):

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	The carrying value of these items approximates fair value.

(2)	These investments are valued based on the Net Asset Value (“NAV”) of the underlying investments and are provided by the fund issuers.

(3)
The fair value of common stock is based on the exchange quoted market prices. When quoted prices are not available for preferred stock, an industry standard valuation model is used which maximizes observable inputs.

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

Valuation techniques are described earlier in this note. See Note H for a discussion of levels.
A reconciliation of the beginning and ending balances for Level 3 assets for the year ended December 29, 2012 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	Mortgage- and other asset-backed securities	U.S. government securities
Balance, beginning of year	$2.8	$2.7	$—	$0.1
Purchases, sales, settlements, net	0.4	(0.1)	0.5	—
Unrealized gains	0.8	0.8	—	—
Balance, end of year	$4.0	$3.4	$0.5	$0.1
Contributions  Safeway expects to contribute approximately $13.1 million to its defined benefit pension plan and post-retirement benefit plans in 2014.
Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2014	$107.3	$6.5
2015	111.4	6.5
2016	114.9	6.5
2017	119.6	6.5
2018	122.0	6.4
2019 – 2023	648.2	31.2

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note N:  Multiemployer Benefit Plans
Multiemployer Pension Plans  Safeway contributes to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover its union-represented employees. Benefits generally are based on a fixed amount for each year of service, and, in some cases, are not negotiated with contributing employers or in some cases even known by contributing employers. None of the Company's collective bargaining agreements require that a minimum contribution be made to these plans.
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

The Company made and charged to expense contributions of $259.2 million in 2013, $248.7 million in 2012 and $238.2 million in 2011 to these plans for continuing operations.
In 2013, the Company sold all Canadian operations which terminated our obligation to contribute to Canadian multiemployer pension plans. Due to provincial law in Canada, Safeway is not expected to incur multiemployer pension withdrawal liability associated with the sale.
Also in 2013, the Company sold or closed all stores in the Dominick’s division. Safeway participated in four multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure. The Company recorded expense of $310.8 million to discontinued operations in the fourth quarter 2013, which represents the estimated multiemployer pension plan withdrawal liability. Demand letters from the related multiemployer pension plans may be received in 2014, or later. Withdrawal liability is generally paid over time, and as such the Company expects to pay in the range of $10 million to $20 million per year, varying by year, for approximately 20 years. The final amount of the withdrawal liability due will be adjusted once assessments have been received by the plans and the amount of the related payments are known.
All information related to multiemployer pension expense or multiemployer postretirement benefit obligations herein exclude Canada and Dominick’s for all purposes unless otherwise stated.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Safeway's participation in these plans for the annual period ended December 28, 2013 is outlined in the following tables. All information in the tables is as of December 28, 2013, December 29, 2012 and December 31, 2011 in the columns labeled 2013, 2012 and 2011, respectively, unless otherwise stated. The “EIN-PN” column provides the Employer Identification Number ("EIN") and the Plan Number ("PN"), if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2013 and 2012 is for the plan's year ending at December 31, 2013, and December 31, 2012, respectively. The zone status is based on information that Safeway received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.”  The “FIP/RP status pending/implemented” column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort.

Other than the sale of Safeway's Canadian operations and Dominick’s, there have been no significant changes that affect the comparability of 2013, 2012, and 2011 contributions.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's U.S. multiemployer pension plans.

	EIN - PN	Pension Protection Act zone status		Safeway 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2013	2012	2012	2011
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	951939092 - 001	Red 3/31/2014	Red 3/31/2013	Yes 3/31/2013	Yes 3/31/2012	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	916069306 - 001	Red 9/30/2013	Red 9/30/2012	Yes 9/30/2012	Yes 9/30/2011	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
Denver Area Meat Cutters and Employers Pension Plan	846097461 - 001	Green	Green	Yes	Yes	No
Mid-Atlantic UFCW and Participating Employers Pension Fund (4)	461000515 - 001	NA	NA	NA	NA	NA
Oregon Retail Employees Pension Trust	936074377 - 001	Red	Red	Yes	Yes	Implemented
Washington Meat Industry Pension Trust	916134141 - 001	Red 6/30/2014	Red 6/30/2013	Yes 6/30/2012	Yes 6/30/2011	Implemented
Alaska United Food and Commercial Workers Pension Trust	916123694 - 001	Red	Red	Yes	Yes	Implemented
Safeway Multiple Employer Retirement Plan (3)	943019135 - 005	80%+	80%+	No 12/29/2012	No 12/31/2011	NA
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	366052390 - 001	Green 1/31/2014	Green 1/31/2013	No 1/31/2013	No 1/31/2012	No
Alaska Teamster-Employer Pension Plan	926003463 - 024	Red 6/30/2014	Red 6/30/2013	No 6/30/2012	No 6/30/2011	Implemented

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2013	2012	2011				Count	Expiration	% head-count (2)
UFCW-Northern California Employers Joint Pension Trust Fund	$77.4	$72.9	$69.3	No	8/25/2012 to 7/23/2016	20	14	10/11/2014	93%
Western Conference of Teamsters Pension Plan	$45.7	$43.9	$44.2	No	9/29/2012 to 2/25/2017	46	1	10/1/2016	28%
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	$42.1	$39.3	$36.8	No	3/2/2014 to 5/4/2014	14	12	3/2/2014	99%
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	$19.5	$23.5	$23.2	No	10/31/2013 to 10/20/2016	7	4	10/29/2016	97%
Bakery and Confectionery Union and Industry International Pension Fund	$13.3	$12.4	$12.1	Yes	8/14/2011 to 9/3/2017	39	5	4/8/2017	39%
Sound Retirement Trust (formerly Retail Clerks Pension Trust)	$12.2	$11.2	$10.1	No	7/6/2013 to 10/5/2016	39	3	5/7/2016	53%
Rocky Mountain UFCW Unions & Employers Pension Plan	$11.4	$11.3	$11.8	No	9/12/2015 to 8/27/2016	45	8	9/12/2015	56%
Desert States Employers & UFCW Unions Pension Plan	$9.5	$10.5	$9.9	No	10/25/2014 to 11/1/2014	4	2	10/25/2014	97%
Denver Area Meat Cutters and Employers Pension Plan	$5.0	$5.0	$5.4	No	9/12/2015 to 7/23/2016	43	8	9/12/2015	53%
Mid-Atlantic UFCW and Participating Employers Pension Fund (4)	$5.0	NA	NA	NA	10/31/2013 to 10/29/2016	7	4	10/29/2016	97%
Oregon Retail Employees Pension Trust	$4.5	$4.2	$4.1	No	8/31/2013 to 11/5/2016	34	4	7/25/2015	43%

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2013	2012	2011				Count	Expiration	% head-count (2)
Washington Meat Industry Pension Trust	$3.2	$3.0	$2.7	No	3/15/2014 to 5/7/2016	12	4	5/7/2016	80%
Alaska United Food and Commercial Workers Pension Trust	$2.0	$1.9	$1.9	Yes	1/31/2013 to 12/11/2015	10	1	5/31/2015	49%
Safeway Multiple Employer Retirement Plan (3)	$1.9	$2.4	$—	NA	NA	NA	NA	NA	NA
Retail Food Employers and UFCW Local 711 Pension Trust Fund	$1.6	$1.5	$1.5	No	5/19/2013 to 3/1/2015	3	2	3/1/2015	98%
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	$1.5	$1.5	$1.4	No	6/14/2014 to 4/15/2018	6	2	4/15/2018	45%
Alaska Teamster-Employer Pension Plan	$1.0	$1.0	$1.0	No	3/8/2014 to 10/4/2014	3	2	3/8/2014	85%
Other funds	$2.4	$3.2	$2.8
Total Safeway contributions to U.S. multiemployer pension plans	$259.2	$248.7	$238.2
NA = not applicable.

(1)	PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions made to each plan.

(2)	Employees on which Safeway may contribute under these most significant collective bargaining agreements as a percent of all employees on which Safeway may contribute to the respective fund.

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

(4)
The Mid-Atlantic UFCW & Participating Employers Pension Fund is a multiemployer plan effective January 1, 2013 which provides future service benefits to participants who would have otherwise earned future service under the Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund. The plan is not expected to be subject to zone status certification or notice or establishment of a funding improvement plan or a rehabilitation plan as per section 432(a) of the Internal Revenue Code since those provisions are required for multiemployer plans in effect on July 16, 2006.

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2013. Additionally, for the plan year ending March 31, 2011, Safeway contributed more than 5% of the total contributions to the Southern California United Food and Commercial Workers Union and Food Employers Joint Pension Plan.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Multiemployer postretirement benefit plans other than pensions Safeway contributes to a number of multiemployer postretirement benefit plans other than pensions under the terms of its collective bargaining agreements that cover union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. These benefits are not vested. A significant portion of Safeway contributions benefit active employees and, as such, may not constitute contributions to a postretirement benefit plan. Safeway is unable to separate all contribution amounts paid to benefit active participants in order to separately report contributions paid to provide postretirement benefits for retirees.

Contributions made by Safeway to health and welfare plans providing active and postretirement benefits were $733.4 million in 2011. Prior to December 28, 2013, certain of these plans split into two plans, separating plans for active employees from plans providing postretirement benefits. This, along with the availability of additional data in 2013 and 2012, allowed for a more precise estimate of contributions for multiemployer postretirement benefit plans other than pension. Based on the data now available, it is estimated that Safeway may have contributed as much as  $302.0 million in 2013 and as much as  $473.3 million in 2012 to fund these plans. Actual funding of postretirement benefit plans other than pensions is likely much lower as this amount continues to include contributions which benefit active employees.

Note O:  Investment in Unconsolidated Affiliates
At year-end 2013, 2012 and 2011, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 200 food and general merchandise stores in Western Mexico at year-end 2013. See Note U for the Company's consideration to explore alternatives to monetize this investment.
Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $17.6 million in 2013, $17.5 million in 2012 and $13.0 million in 2011.
Note P:  Commitments and Contingencies
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
In February 2012, Safeway was served with a subpoena issued by a group of California District Attorneys seeking documents and information related to the handling, disposal and reverse logistics of potential hazardous waste within the State. The subject matter of the subpoena relates to the handling and transportation of unsaleable household items, including, but not limited to, cleaners, aerosols, hair shampoos, dye, lotions, light bulbs, batteries, over-the-counter and similar items.
It is management's opinion that although the amount of liability with respect to certain of the above matters cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material effect on the Company's financial statements taken as a whole.
Commitments  The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings, marketing development funds, the purchase of energy and other purchase obligations. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $568 million at year-end 2013.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note Q:  Segments
Safeway’s retail business operates in the United States. Safeway is organized into seven geographic retail operating segments (Denver, Eastern, Northern California, Phoenix, Northwest, Texas and Southern California). Across all seven retail operating segments, the Company operates primarily one store format, where each store offers the same general mix of products with similar pricing to similar categories of customers. Safeway does not operate supercenters, warehouse formats, combination clothing/grocery stores or discount stores.
The seven operating segments have been aggregated into one reportable segment called Safeway, because, in the Company’s judgment, the operating segments have similar historical economic characteristics and are expected to have similar economic characteristics and similar long-term financial performance in the future. The principal measures and factors the Company considered in determining whether the economic characteristics are similar are gross margin percentage, operating profit margin, sales growth, capital expenditures, competitive risks, operational risks and challenges, retail store sales, costs of goods sold and employees. In addition, each operating segment has similar products, similar production processes, similar types of customers, similar methods of distribution and a similar regulatory environment. The Company believes that disaggregating its operating segments would not provide material or meaningful additional information.
As a result of the Blackhawk IPO, the Company presents Blackhawk as a separate reportable segment. Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Blackhawk’s payment network supports its three primary constituents: consumers who purchase the products and services Blackhawk offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Blackhawk’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable ("GPR") cards and Blackhawk’s reload network. In the fourth quarter of 2013, Blackhawk acquired InteliSpend Prepaid Solutions TM, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland.
The following tables present information about the Company by segment (in millions):

	Safeway	Blackhawk	Total
2013
Sales and other revenue	$35,010.6	$1,128.5	$36,139.1
Operating profit	551.4	84.0	635.4
Income before income taxes	251.5	84.5	336.0
2012
Sales and other revenue	$35,119.8	$948.5	$36,068.3
Operating profit	635.5	73.8	709.3
Income before income taxes	361.4	75.0	436.4
2011
Sales and other revenue	$34,613.4	$743.3	$35,356.7
Operating profit	649.0	59.8	708.8
Income before income taxes	397.7	60.7	458.4

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Long-lived Assets, Net	Total Assets
2013
Safeway U.S.	$7,457.8	$15,129.9
Blackhawk	79.7	1,952.9
Dominick's assets held for sale		136.7
Total	$7,537.5	$17,219.5
2012
Safeway U.S.	$7,991.1	$11,007.6
Blackhawk	67.0	1,528.1
Canada	1,166.5	2,121.3
Total	$9,224.6	$14,657.0
2011
Safeway U.S.	$8,395.6	$11,690.3
Blackhawk	60.6	1,291.8
Canada	1,181.4	2,091.5
Total	$9,637.6	$15,073.6
The following table presents sales revenue by type of similar product (dollars in millions):

	2013		2012		2011
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$14,811.7	41.0%	$14,738.0	40.9%	$14,540.5	41.1%
Perishables (2)	12,809.8	35.5%	12,548.1	34.8%	12,595.5	35.6%
Fuel	4,168.4	11.5%	4,594.2	12.7%	4,230.4	12.0%
Pharmacy	2,674.9	7.4%	2,755.4	7.6%	2,780.2	7.9%
Blackhawk	1,128.5	3.1%	948.5	2.6%	743.3	2.1%
Other (3)	545.8	1.5%	484.1	1.4%	466.8	1.3%
Total sales and other revenue	$36,139.1	100.0%	$36,068.3	100.0%	$35,356.7	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.

Note R:  Income Per Share
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

(In millions, except per-share amounts)	2013		2012		2011
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$246.3	$246.3	$294.6	$294.6	$367.2	$367.2
Noncontrolling interests	(14.7)	(14.7)	(1.6)	(1.6)	(1.5)	(1.5)
Income from continuing operations attributable to Safeway Inc.	231.6	231.6	293.0	293.0	365.7	365.7
Distributed and undistributed earnings allocated to participating securities	(2.4)	(2.4)	(2.7)	(2.7)	(2.7)	(2.7)
Income from continuing operations available to common stockholders	229.2	229.2	290.3	290.3	363.0	363.0

Income from discontinued operations, net of tax	3,275.9	3,275.9	303.5	303.5	151.0	151.0
Distributed and undistributed earnings allocated to participating securities	(31.8)	(31.8)	(2.7)	(2.7)	(1.1)	(1.1)
Income from discontinued operations available to common stockholders	3,244.1	3,244.1	300.8	300.8	149.9	149.9

Net income	$3,507.5	$3,507.5	$596.5	$596.5	$516.7	$516.7
Distributed and undistributed earnings allocated to participating securities	(34.2)	(34.2)	(5.4)	(5.4)	(3.8)	(3.8)
Net income available to common stockholders after earnings allocated to participating securities	$3,473.3	$3,473.3	$591.1	$591.1	$512.9	$512.9

Weighted-average common shares outstanding	239.1	239.1	245.6	245.6	343.4	343.4
Common share equivalents	2.4		0.3		0.4
Weighted-average shares outstanding	241.5		245.9		343.8

Earnings per common share:
Continuing operations	$0.95	$0.96	$1.18	$1.18	$1.06	$1.06
Discontinued operations	$13.43	$13.57	$1.22	$1.23	$0.43	$0.43
Total	$14.38	$14.53	$2.40	$2.41	$1.49	$1.49

Anti-dilutive shares totaling 7.8 million in 2013, 21.6 million in 2012 and 25.1 million in 2011 have been excluded from diluted weighted-average shares outstanding.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note S:  Guarantees
Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of December 28, 2013, Safeway did not have any material guarantees.
However, the Company is party to a variety of contractual agreements under which Safeway may be obligated to indemnify the other party for certain matters. These contracts primarily relate to Safeway’s commercial contracts, operating leases, including those that have been assigned, and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, Safeway has not made significant payments for these indemnifications. The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on the Company’s financial condition or results of operations.

Note T: Other Comprehensive Income or Loss
Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $179.7 million in 2013, a loss of $12.3 million in 2012 and a loss of $149.5 million in 2011.
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

	2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive income (loss) before reclassifications	266.6	(65.0)	(1.7)	199.9
Amounts reclassified from accumulated other comprehensive income	105.0	—	—	105.0
Tax (benefit) expense	(125.8)	—	0.6	(125.2)
Net current-period other comprehensive income (loss)	245.8	(65.0)	(1.1)	179.7
Sale of CSL	95.8	(472.8)	—	(377.0)
Ending balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2012
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(462.1)	$402.1	$(1.5)	$(61.5)
Other comprehensive (loss) income before reclassifications	(125.2)	(3.1)	1.5	(126.8)
Amounts reclassified from accumulated other comprehensive income	110.0	—	—	110.0
Tax benefit (expense)	5.0	—	(0.5)	4.5
Net current-period other comprehensive (loss) income	(10.2)	(3.1)	1.0	(12.3)
Ending balance	$(472.3)	$399.0	$(0.5)	$(73.8)

	2011
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(302.8)	$393.3	$(2.5)	$88.0
Other comprehensive (loss) income before reclassifications	(323.6)	8.8	1.1	(313.7)
Amounts reclassified from accumulated other comprehensive income	82.0	—	—	82.0
Tax benefit (expense)	82.3	—	(0.1)	82.2
Net current-period other comprehensive (loss) income	(159.3)	8.8	1.0	(149.5)
Ending balance	$(462.1)	$402.1	$(1.5)	$(61.5)

Note U:  Subsequent Event
On February 19, 2014, Safeway announced it is in discussions concerning a possible transaction involving the sale of the Company. Although the discussions are ongoing, the Company has not reached an agreement on a transaction, and there can be no assurance that these discussions will lead to an agreement or a completed transaction.
Safeway also announced that it has decided to distribute the remaining 37.8 million shares it owns of Blackhawk (approximately 72.2% of the outstanding Blackhawk shares) to Safeway stockholders. Currently, the plan is to make the distribution on a pro rata basis to all Safeway stockholders in a transaction intended to be tax-free to Safeway and its stockholders. However, if Safeway consummates a sale transaction, the distribution may be taxable. The timing and details of the distribution will be determined in the near future.
Additionally, Safeway announced that it is exploring alternatives to monetize its investment in its equity affiliate, Casa Ley. While Safeway has discussed its desire to monetize its investment with the majority

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

owners of Casa Ley, there can be no assurance that Safeway will be able to sell its interest in Casa Ley at a price and on terms that the Safeway finds acceptable.

Note V:  Quarterly Information (Unaudited)
The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	52 Weeks	Last 16 Weeks (2)	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2013
Sales and other revenue	$36,139.1	$11,306.1	$8,293.6	$8,362.5	$8,176.8
Gross profit	9,494.0	2,998.3	2,138.0	2,191.3	2,166.2
Operating profit	635.4	284.5	91.6	144.8	114.4
Income before income taxes	336.0	148.4	33.6	97.4	56.6
Income from continuing operations, net of tax	246.3	100.0	24.8	61.7	59.8
Income (loss) from discontinued operations, net of tax (1)	3,275.9	3,228.2	41.6	(52.9)	59.1
Net income attributable to Safeway Inc.	3,507.5	3,314.4	65.8	8.4	118.9
Basic earnings per common share:
Continuing operations	$0.96	$0.35	$0.10	$0.25	$0.25
Discontinued operations (1)	13.57	13.30	0.17	(0.22)	0.25
Total	14.53	13.65	0.27	0.03	0.50
Diluted earnings per common share:
Continuing operations	$0.95	$0.35	$0.10	$0.25	$0.25
Discontinued operations (1)	13.43	13.11	0.17	(0.22)	0.24
Total (1)	14.38	13.46	0.27	0.03	0.49

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	52 Weeks	Last 16 Weeks (3)	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2012
Sales and other revenue	$36,068.3	$11,220.8	$8,196.8	$8,489.2	$8,161.4
Gross profit	9,462.4	2,952.8	2,142.5	2,196.9	2,170.2
Operating profit	709.3	324.4	123.5	144.0	117.4
Income before income taxes	436.4	246.2	63.2	74.9	52.1
Income from continuing operations, net of tax	294.6	170.7	41.5	48.8	33.7
Income from discontinued operations, net of tax (1)	303.5	74.7	115.5	74.1	39.3
Net income attributable to Safeway Inc.	596.5	245.4	157.0	122.7	72.9
Basic earnings per common share:
Continuing operations	$1.18	$0.71	$0.17	$0.20	$0.12
Discontinued operations (1)	1.23	0.31	0.49	0.31	0.15
Total	2.41	1.02	0.66	0.51	0.27
Diluted earnings per common share:
Continuing operations	$1.18	$0.71	$0.17	$0.20	$0.12
Discontinued operations (1)	1.22	0.31	0.49	0.31	0.15
Total	2.40	1.02	0.66	0.51	0.27

(1)	See Note B, Discontinued Operations.

(2)
In the fourth quarter of 2013, the Company recorded a loss on foreign currency translation of $57.4 million and an impairment of notes receivable of $30.0 million. Also the fourth quarter of 2013 included a tax expense of $19.8 million related to the Blackhawk IPO that should have been recorded in the second quarter of 2013.

(3)	In the fourth quarter of 2012, Safeway results included a pre-tax gain from legal settlements of $46.5 million.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. The Company also has investments in certain unconsolidated entities, including Casa Ley S.A. de C.V. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended December 28, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management of Safeway Inc. has prepared an annual report on internal control over financial reporting. The Company’s independent registered public accounting firm has rendered an opinion on the Company’s internal control over financial reporting. Management’s report and the opinion of the independent registered public accounting firm is set forth in Part II, Item 8 of this report.

Item 9B.	Other Information
None.

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors of the Registrant  Information on the nominees for election as Directors of the Company is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.
Executive Officers of the Registrant  This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of this report pursuant to Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Audit Committee Financial Expert  This information is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.
Audit Committee  This information is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.
Compliance with Section 16(a) of the Exchange Act  The information called for is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.
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
The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

SAFEWAY INC. AND SUBSIDIARIES

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2013 fiscal year.

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

Exhibit 2.1
Asset Purchase Agreement, dated June 12, 2013, among Safeway Inc., Canada Safeway Limited, Canada Safeway Liquor Stores ULC, Safeway New Canada, Inc., Sobeys Inc. and Empire Company Limited (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed June 12, 2013).

Exhibit 3.1
Restated Certificate of Incorporation of Safeway Inc., as amended May 19, 2010, June 17, 2004, May 12, 1998 and May 14, 1996, and Certificate of Designations filed September 17, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 7, 2013).

Exhibit 3.2	Amended and Restated By-Laws of Safeway Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed October 21, 2013).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

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

Exhibit 4(i).8
Rights Agreement, dated as of September 17, 2013, between Safeway Inc. and Computershare Trust Company, N.A., which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed September 18, 2013).

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

Exhibit 10(iii).44*
Safeway Executive Deferred Compensation Plan II, adopted effective January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).30 to the registrant's Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).45*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).46*	Form of Restricted Stock Unit Award Grand Notice and Restricted Stock Unit Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 10(iii).47*	Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).48*	Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 10(iii).49*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).50*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 10(iii).51*	Safeway Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 19, 2014).

Exhibit 11.1	Computation of Earnings per Share (set forth in Part II, Item 8 of this report).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 14	Safeway Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Current Report on Form 8-K dated March 10, 2005).

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

*	Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAFEWAY INC.

By	/s/ Robert L. Edwards	Date:	February 25, 2014
Robert L. Edwards
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter J. Bocian	Date:	February 25, 2014
Peter J. Bocian
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David F. Bond	Date:	February 25, 2014
David F. Bond
Senior Vice President, Finance and Control (Chief Accounting Officer)

/s/ Robert L. Edwards	Date:	February 25, 2014
Robert L. Edwards
President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ T. Gary Rogers	Date:	February 25, 2014
T. Gary Rogers, Non-Executive Chairman and Director

/s/ Janet E. Grove	Date:	February 25, 2014
Janet E. Grove, Director

/s/ Mohan Gyani	Date:	February 25, 2014
Mohan Gyani, Director

/s/ Frank C. Herringer	Date:	February 25, 2014
Frank C. Herringer, Director

/s/ George J. Morrow	Date:	February 25, 2014
George J. Morrow, Director

/s/ Kenneth W. Oder	Date:	February 25, 2014
Kenneth W. Oder, Director

SAFEWAY INC. AND SUBSIDIARIES

Signatures

/s/ Arun Sarin	Date:	February 25, 2014
Arun Sarin, Director

/s/ William Y. Tauscher	Date:	February 25, 2014
William Y. Tauscher, Director

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR
ENDED DECEMBER 28, 2013

Exhibit 10(iii).45*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).46*	Form of Restricted Stock Unit Award Grand Notice and Restricted Stock Unit Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 10(iii).47*	Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).48*	Updated Form of Performance Share Award Grant Notice and Performance Share Award Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 10(iii).49*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2007 Equity and Incentive Award Plan.

Exhibit 10(iii).50*	Updated Form of Stock Option Grant Notice and Stock Option Agreement under the Safeway Inc. 2011 Equity and Incentive Award Plan.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended December 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

*	Management contract, or compensatory plan or arrangement.