Form 10-K/A
period 2013-12-28
SAFEWAY INC
filed 2014-04-25
CIK 86144

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
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference to the extent specified herein:

Document Description
None

SAFEWAY INC. AND SUBSIDIARIES

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") amends the Annual Report on Form 10-K of Safeway Inc. (the "Company") for the fiscal year ended December 28, 2013 as originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2014 (the "Original Filing"). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2013 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.
Forward-Looking Statements
This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors of the Registrant The following information sets forth for each member of our Board of Directors (the "Board") such person’s age as of April 1, 2014, the date such person became a director of Safeway, such person’s principal occupation, employment and business experience during the past five years, directorships at public companies held by such person currently or at any time during the last five years and the experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director of the Company. There are no family relationships among our executive officers and directors.

ROBERT L. EDWARDS, age 58, has been a member of the Board since May 15, 2013. He has been Chief Executive Officer (the "CEO") of the Company since May 15, 2013 and President of the Company since April 9, 2012. Mr. Edwards joined Safeway as Executive Vice President and Chief Financial Officer in 2004. Prior to joining Safeway, Mr. Edwards served as Executive Vice President and Chief Financial Officer of Maxtor Corporation, a hard drive manufacturer, from September 2003 to March 2004. Prior to joining Maxtor Corporation, Mr. Edwards served as an officer of Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, for five years. During most of that period, he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined Imation Corporation in April 1998 after 20 years of experience in the transportation and energy industries with Santa Fe Pacific Corporation and affiliated or predecessor companies. Mr. Edwards brings considerable directorial and board committee experience to the Board. Mr. Edwards serves as a director of KKR Financial Holdings LLC, where he also serves on the audit committee. Mr. Edwards also serves as a director of Blackhawk Network Holdings, Inc., or Blackhawk, a prepaid payment network company, which was a subsidiary of the Company until the distribution by Safeway of its shares of Class B common stock of Blackhawk to Safeway shareholders on April 14, 2014. Mr. Edwards chairs the compensation committee of the board of directors of Blackhawk. In addition, Mr. Edwards serves as a director of Casa Ley, in which we have a 49% ownership interest. From 2008 to 2012, Mr. Edwards served as a director of Flextronics International Ltd., where he also served on the audit and nominating and corporate governance committees. Mr. Edwards holds a Masters in Business Administration and a Bachelor of Sciences in Accounting from Brigham Young University.

JANET E. GROVE, age 63, has been a member of the Board since October 21, 2004. Among many qualifications, Ms. Grove brings to the Board over 35 years of retail industry expertise, including experience with private label brands, as well as significant experience as a senior executive of a large company. Ms. Grove was named a Corporate Vice Chair of Macy’s Department Stores, Inc. in February 2003 and served in that position until her retirement in June 2011. She served as Chair of Macy’s Merchandising Group, a division of Macy’s Department Stores, Inc., from 1998 until 2009 and as Chief Executive Officer from 1999 until 2009. Macy’s Merchandising Group is the Private Brand design and manufacturing division of Macy’s that is responsible for all Private Brand products in all classifications of merchandise. Prior to serving as Vice Chair of Macy’s Department Stores, Inc., Ms. Grove was Executive Vice President for Center Core, Cosmetics and Ready to Wear. Ms. Grove also serves as a director of Aeropostale, Inc., a specialty retailer, where she serves on the audit committee. In addition, Ms. Grove serves as a director of Club Corp Holdings, Inc., which owns or operates golf and country clubs, business clubs, sports clubs and alumni clubs, where she serves as Chair of the nominating and governance committee and as a member of the compensation committee. Ms. Grove holds a Bachelor of Sciences in Marketing from the California State University, East Bay.

MOHAN GYANI, age 62, has been a member of the Board since October 21, 2004. Among many qualifications, Mr. Gyani brings to the Board significant experience in finance and accounting as a senior executive of large, global companies. Mr. Gyani has been Vice Chairman of Roamware, Inc. since January 2006, and he was Chairman and Chief Executive Officer of Roamware from May 2005 through December

SAFEWAY INC. AND SUBSIDIARIES

2005. He served as the President and Chief Executive Officer of AT&T Wireless Mobility Services from 2000 until his retirement from that company in 2003. He was a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless through December 2004. From 1995 through 1999, he was the Executive Vice President and Chief Financial Officer of AirTouch Communications. Mr. Gyani also brings considerable directorial and board committee experience to the Board. Mr. Gyani is a director of Audience, Inc., a global provider of advanced voice and audio processors for mobile products, where he serves on the nominating and corporate governance committee, and Ruckus Wireless, Inc., a supplier of advanced wireless systems for the mobile internetworking market, where he serves on the nominating and corporate governance committee. Mr. Gyani is also a director of Blackhawk where he chairs the audit committee and also serves on the nominating and governance committee. From 2003 until 2013, Mr. Gyani served as a director of Keynote Systems, Inc., where he was lead independent director and also served on the compensation committee. From 2008 until 2010, Mr. Gyani served as a director of Mobile TeleSystems OJSC, where he was Chair of the governance committee and was a member of the audit and compensation committees. Mr. Gyani is also lead director of UnionBanCal Corporation and its banking subsidiary, Union Bank of California, and he also serves on the governance committee. Mr. Gyani was previously Chair of the audit committee and served on the compensation committee of UnionBanCal Corporation, which was a public company until 2009. In addition, Mr. Gyani serves as a director of a number of other privately held companies. Mr. Gyani qualifies as an “audit committee financial expert.” Mr. Gyani holds a Bachelor of Arts in Business and a Masters in Business Administration in Finance from San Francisco State University.

FRANK C. HERRINGER, age 71, has been a member of the Board since March 6, 2008. Among many qualifications, Mr. Herringer brings to the Board significant experience in business management, leadership and operations as a former senior executive of a large company. Mr. Herringer has been Chairman of the board of directors of Transamerica Corporation, a financial services company, since 1996. He served as Chief Executive Officer of Transamerica Corporation from 1991 to 1999 and President from 1986 to 1999, when Transamerica Corporation was acquired by Aegon N.V. In these capacities, Mr. Herringer had overall responsibility for strategy, operations, finance and human resources for Transamerica Corporation. Mr. Herringer also brings considerable directorial and board committee experience to the Board. Mr. Herringer is a director of Amgen Inc., a biotechnology company, where he currently chairs the compensation and management committee, serves on the Executive and Governance and Nominating committees and previously served on the audit committee. Mr. Herringer is also a director of The Charles Schwab Corporation, where he serves on the compensation and nominating & corporate governance committees, and of Cardax, Inc., a life sciences company, where he serves on the audit, compensation and governance and nominating committees. From 2002 to 2005, Mr. Herringer served as a director of AT&T, where he served on the audit and human resources (compensation) committees. In addition, Mr. Herringer has served and currently serves as a director of a number of privately held companies. In 2004, Mr. Herringer was selected as Outstanding Director of the Year by the Outstanding Directors Exchange (ODX). Mr. Herringer holds a Bachelor of Arts from Dartmouth College and a Masters in Business Administration from the Amos Tuck School of Business Administration at Dartmouth College, where he graduated first in his class.

GEORGE J. MORROW, age 62, has been a member of the Board since May 14, 2013. Among many qualifications, Mr. Morrow brings to the Board over 30 years of leadership experience in worldwide commercial operations at large global companies, particularly in the health and wellness field, which is an area of focus for the Company. Since February 2011, Mr. Morrow has served as a consultant to Amgen Inc., a global biotechnology company. From 2003 until his retirement in February 2011, he was Executive Vice President, Global Commercial Operations at Amgen. In that role, he was responsible for leading all commercial activities worldwide. From 2001 to 2003, he served as Executive Vice President of Worldwide Sales and Marketing at Amgen. From 1992 to 2001, Mr. Morrow held multiple leadership positions at GlaxoSmithKline plc and its subsidiaries, including President and Chief Executive Officer of Glaxo Wellcome Inc. Mr. Morrow also brings considerable directorial and board committee experience to the Board. Mr. Morrow is a director of Align Technology, Inc., a global medical device company, where he currently chairs the compensation

SAFEWAY INC. AND SUBSIDIARIES

committee. Mr. Morrow is also a director of Vical Incorporated, a pharmaceutical company, where he chairs the Compensation Committee and is a member of the audit committee. From March 2011 until its acquisition by GlaxoSmithKline in August 2012, Mr. Morrow served as a director of Human Genome Sciences Inc., where he served on the nominating and governance committee. Mr. Morrow holds a Bachelor of Sciences in Chemistry from Southampton College, Long Island University, a Masters in Sciences in Biochemistry from Bryn Mawr College and a Masters in Business Administration from Duke University. He is a member of the Duke University Medical Center Board of Visitors.
KENNETH W. ODER, age 66, has been a member of the Board since March 6, 2008. Among many qualifications, Mr. Oder brings to the Board significant knowledge and expertise about our business as a result of his prior employment with us as a senior executive. From 1993 to September 2000, Mr. Oder served as our Executive Vice President of Labor Relations, Human Resources, Legal and Public Affairs. During his tenure as a Safeway Executive Vice President, Mr. Oder participated in most major decisions affecting the Company, including the development of annual business plans, budgeting, overall business strategy and mergers, acquisitions and sales of business units. Mr. Oder’s duties in managing Safeway’s Legal, Information Technology, Public Affairs, Labor and Human Resources departments included the negotiation of all of the Company’s labor agreements, management of the compensation, benefits and employment policies covering all of the Company’s non-union employees, supervision of Company-wide public affairs activities, press relations and lobbying activities, management of all legal matters, oversight of the Company’s information technology programs and chairing the committee that made the investment decisions for the Company’s pension plan covering its non-union employees. Prior to joining Safeway, Mr. Oder was a partner at the law firm Latham & Watkins LLP from 1975 to December 1992, concentrating on business litigation and labor law. Over the course of his career at Latham & Watkins LLP, Mr. Oder managed a wide array of cases on topics relevant to our business, including disputes about mergers and acquisitions, benefits plans, executive compensation, employment disputes, labor agreements and bankruptcy litigation, and he represented corporations in major commercial mediations and arbitrations. He also negotiated labor agreements on behalf of corporations, counseled corporations regarding the interpretation and compliance with labor agreements, represented corporations in labor arbitrations and designed and drafted benefits plans. Mr. Oder has been engaged in investment and philanthropic pursuits since leaving Safeway in September 2000. Mr. Oder holds Bachelor of Arts and Juris Doctor degrees from the University of Virginia.

T. GARY ROGERS, age 71, has been a member of the Board since March 15, 2011 and has served as Non-Executive Chairman since May 15, 2013. Mr. Rogers previously served as our Lead Independent Director. Among many qualifications, Mr. Rogers brings to the Board significant experience in business management, leadership and operations as the former Chairman of the Board and Chief Executive Officer of Dreyer’s Grand Ice Cream, Inc., where he led the development of the nation’s largest ice cream company from 1977 to 2007. Mr. Rogers was named the Harvard Business School Business Leader of the Year in 2007, and he also previously won the award of Dairy Industry Executive of the Year, and is a member of the Bay Area Business Hall of Fame. Mr. Rogers founded and, from 1972 to 1977, was President of Vintage Management Company, a restaurant company in California and Texas. From 1968 to 1972, he served as an associate at McKinsey & Co., an international management consulting firm, where he specialized in corporate development and financial issues. Mr. Rogers also brings considerable directorial experience to the Board. Mr. Rogers is the former Chairman of Levi Strauss & Co. and of the Federal Reserve Bank of San Francisco. He is currently on the advisory boards of Shorenstein Properties, LLC and Stanislaus Food Products. Mr. Rogers also served previously on the boards of a number of other companies, including Foster Farms, The Wine Group, GardenAmerica, Il Fornaio and Marathon Meat. He also serves on a number of public service boards. Mr. Rogers holds a Bachelor of Sciences in Mechanical Engineering from the University of California at Berkeley and a Masters in Business Administration from Harvard Business School, where he was a Baker Scholar.

ARUN SARIN, age 59, has been a member of the Board since August 25, 2009.  Among many qualifications, Mr. Sarin brings to the Board significant experience as a former senior executive of a large, global company,

SAFEWAY INC. AND SUBSIDIARIES

where he developed expertise in finance, marketing and operations. From April 2003 to July 2008, he was the Chief Executive Officer and a director of mobile phone company Vodafone Group Plc., a global mobile communications company with annual revenues of over $60 billion, over 60,000 employees globally and over 300 million customers. Mr. Sarin also brings considerable directorial and board committee experience to the Board, including as a director of a retail company. Mr. Sarin is a director of The Charles Schwab Corporation and Cisco Systems, Inc., and he serves on the audit committees of each of these companies. Mr. Sarin is also a director of Blackhawk, where he serves on the compensation committee. He is also a director of a privately held company. He previously served as a member of the Court of Directors of the Bank of England, ending in 2009. From 1999 to 2003, he served as a director of The Gap, Inc. Mr. Sarin is currently a senior advisor to KKR. Mr. Sarin holds a Bachelor of Technology degree from the Indian Institute of Technology in Kharagpur, India, a Masters in Engineering and a Masters in Business Administration from the University of California at Berkeley.

WILLIAM Y. TAUSCHER, age 64, has been a member of the Board since May 12, 1998. Among many qualifications, Mr. Tauscher brings to the Board significant experience as a senior executive of multiple companies. Mr. Tauscher is the Chief Executive Officer and a member of the board of directors of Blackhawk. He is also the Managing Member of The Tauscher Group, which invests and assists in the management of enterprises involved with home products, transportation, telecommunications and real estate, as well as the Chairman of Vertical Communications, Inc., a communications technology company, where he has served since 2004. From 2004 to 2010, Mr. Tauscher also served as Chief Executive Officer of Vertical Communications. Mr. Tauscher also brings considerable directorial experience to the Board. In addition to his current directorship with Vertical Communications, Mr. Tauscher serves as a director of a number of other privately held companies. In addition, he served as Chairman of the Board and Chief Executive Officer of Foxmeyer from 1979 to 1986 and Chairman of the Board and Chief Executive Officer of Vanstar Corporation from 1987 until 1999. Mr. Tauscher holds a Bachelor of Sciences from Yale University.

Executive Officers of the Registrant  This information has been included in a separate item captioned “Executive Officers of the Registrant” in Part I of the Original Filing.
Audit Committee Financial Expert Pursuant to Section 407 of the Sarbanes-Oxley Act, the SEC has adopted rules requiring companies to disclose whether their audit committee has at least one “audit committee financial expert,” as that term is defined in SEC rules. The Board has determined that Mohan Gyani qualifies as an “audit committee financial expert” and that he is “independent," as noted under "Director Independence" contained in Item 13.

Audit Committee The Audit Committee of the Board (the "Audit Committee") consists of Mohan Gyani, Janet E. Grove, Kenneth W. Oder and Arun Sarin. The functions of the Audit Committee include selecting, evaluating and, where appropriate, replacing independent auditors engaged by the Company; conferring with the independent auditors regarding their audit of the Company and the independent auditors’ opinions; meeting with the independent auditors and management to review and discuss the Company’s annual and quarterly financial statements, including the Company’s specific disclosure under management’s discussion and analysis of financial condition and results of operations; approving the audit and non-audit services of such auditors and other terms of their engagement; overseeing enterprise risk management for the Company; considering the adequacy of internal financial controls and the results of fiscal policies and financial management of the Company; meeting with our internal auditors; reviewing with the independent and internal auditors the results of their examinations; recommending changes in financial policies or procedures as suggested by the auditors; and preparing the report that is required by SEC rules to be included the annual proxy statement. During fiscal 2013, the Audit Committee held seven meetings.

Compliance with Section 16(a) of the Exchange Act Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and holders of more than 10% of our equity securities to file

SAFEWAY INC. AND SUBSIDIARIES

reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for fiscal 2013, all required reports of executive officers and directors were filed on time.

Code of Ethics  The Board has adopted a code of business conduct and ethics (the “Code of Business Conduct and Ethics”), which is posted on the Company’s Web site at www.safeway.com/investor_relations. The Code of Business Conduct and Ethics applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other persons who perform similar functions for the Company, in addition to the corporate directors and employees of the Company. Any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that (i) applies to our chief executive officer, chief financial officer, principal accounting officer, controller or any person performing functions similar to those performed by such officers, and (ii) relates to any element of the code of ethics definitions, as enumerated in Item 406(b) of SEC Regulation S-K, will be posted on our Web site at www.safeway.com within four business days following the date of the amendment or waiver.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of our financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

On March 6, 2014, we entered into an Agreement and Plan of Merger, dated March 6, 2014 and amended on April 7, 2014 (as amended, the “ Merger Agreement”), with AB Acquisition LLC, a Delaware limited liability company (“Ultimate Parent”), Albertson’s Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Ultimate Parent (“ Parent”), Albertson’s LLC, a Delaware limited liability company and wholly-owned subsidiary of Parent (“Albertson’s LLC”), and Saturn Acquisition Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“ Merger Sub” and, together with Ultimate Parent, Parent and Albertson’s LLC, the “Parent Entities”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

The following discussion and analysis has generally been prepared without reference to the pending Merger, which, if approved and closed, will have numerous impacts on the Company's executive compensation program, such as, for example, acceleration of all outstanding equity awards.
Executive Summary
Highlights
In fiscal year 2013, the Company achieved the following significant strategic and business objectives:

•	Significant Growth in Identical-Store Sales: Our identical-store sales, excluding fuel, increased 1.7% during 2013;

•
Significant Return of Cash to Stockholders: We returned cash of approximately $664 million to our stockholders through stock repurchases and approximately $181 million through dividends. In May 2013, we increased the amount of our quarterly dividend by approximately 14%; and

SAFEWAY INC. AND SUBSIDIARIES

•
Strong Free Cash Flow from Continuing Operations:  Free cash flow from continuing operations was strong, at $602 million[1] for the year (after giving effect to the reclassification of our Canadian and Dominick's operations as discontinued operations).

________________________________
1Calculated as net cash flow from operating activities, as adjusted to exclude payables related to third-party gift cards, net of receivables, less net cash flow used by investing activities, as adjusted to exclude cash used by investments and business acquisitions. For a reconciliation of free cash flow to the most directly comparable generally accepted accounting principles (“GAAP”) financial measure, GAAP cash flow, please see Part II, Item 7 of the Original Filing.

2013 Compensation Actions
As a result, the Executive Compensation Committee of the Board (the "Executive Compensation Committee") took the following compensation actions related to fiscal year 2013:

•
Modest Salary Increases: Based on our performance in fiscal year 2013, each of the named executive officers other than our CEO received a base salary increase of 3% for fiscal year 2014. Our CEO received a base salary increase of 6.5% for 2014, based on data that showed his base salary was significantly below the median of the peer group. For 2013, other than in the case of promotions, our named executive officers had received limited base salary increases of 2.5% to 3%.

•
Operating Bonus Plan: Based on our net income and identical-store sales results in 2013, each of the named executive officers earned a bonus based on fiscal year 2013 performance under our operating performance bonus plan equal to 76% of the target bonus, consistent with the bonus targets established by the Executive Compensation Committee at the beginning of fiscal year 2013.

•
Capital Bonus Plan: Based on the strong performance of our capital projects, each of the named executive officers earned a bonus based on fiscal year 2013 performance under our capital performance bonus plan (the "Capital Bonus Plan") equal to 163.8% of the target bonus, consistent with the bonus targets established by the Executive Compensation Committee at the beginning of fiscal year 2013. The capital bonus represents a much smaller percentage of the overall bonus for the named executive officers than the operating bonus. The separate capital performance bonus plan has been eliminated for fiscal year 2014 and going forward.

•	2013 Equity Grants: See "Changes to our Compensation Program" for a description of our 2013 equity grants.

Notable Pay Practices

We continue to adhere to the following pay practices that reflect our compensation philosophy:

•	Pay for Performance. To align our named executive officers' compensation with the interests of our stockholders, a substantial portion of their compensation is "at risk" and performance-based;

•	Driving Value. Our short-term and long-term incentive compensation is based on value-driving financial metrics;

•	Focus on Total Stockholder Return ("TSR"). Performance share payouts are modified based

SAFEWAY INC. AND SUBSIDIARIES

on TSR performance;

•
No Employment Agreements. Except for an employment offer letter with Peter J. Bocian, our Executive Vice President and Chief Financial Officer, we currently do not have employment agreements with any executive officers;

•
Reasonable Severance Benefits. We currently provide change in control and severance benefits at or below two times base salary (significantly below the level considered by proxy advisory firms as a problematic pay practice);

•
Stockholder Approval for Severance Benefits. We have a policy that we will not enter into any severance agreement with an executive officer that provides severance benefits in excess of 2.99 times that executive’s most recent annual salary plus bonus, without stockholder approval;

•
Double-Trigger Vesting Acceleration on Change in Control. We have adopted double-trigger vesting acceleration in the event of a change in control for equity awards made in fiscal year 2012 and going forward. Award agreements provide that upon a change in control, the awards will become fully vested only if the acquiror does not agree to assume the awards. If the awards are assumed, they will become fully vested only in the event the executive's employment is terminated by the acquiror without cause or the executive terminates his or her employment for good reason within one year following the change in control;

•	Claw-back Policy. We have a policy for "clawing back" bonuses paid to executive officers under certain circumstances;

•	No Tax Gross-ups. We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the moderate perquisites we offer;

•
Equity Ownership Guidelines. We have meaningful officer and director equity ownership guidelines that we expect our officers and directors to meet within five years of accepting a covered position (six times base salary for our CEO, four times base salary for our Executive Vice Presidents, two times base salary for our Senior Vice Presidents and five times the annual cash retainer for directors);

•
No Hedging Company Stock. Our insider trading policy prohibits our directors, named executive officers and other key executive officers from hedging the economic interest in the Company securities that they hold;

•	No Option Backdating or Repricing. We do not backdate stock options, and our equity incentive plans prohibit repricing of stock options without stockholder approval; and

•
Independent Compensation Consultant. The Executive Compensation Committee's consultant is retained directly by the Executive Compensation Committee and performs services solely in support of, and reports directly to, the Executive Compensation Committee.

Executive Compensation Committee Consideration of the Company's 2013 Say-on-Pay Vote

At the 2013 Annual Meeting, we asked our stockholders to vote, on an advisory basis, on the compensation of our named executive officers as disclosed in our 2013 Proxy Statement. Safeway's 2013 management say-on-pay proposal received the approval of just under 70% of the votes cast at the 2013 Annual Meeting, a significant improvement over 2012, when Safeway's management say-on-pay proposal received the approval of approximately 51% of the votes cast.

Prior to the 2013 Annual Meeting, we engaged in significant stockholder outreach regarding our executive

SAFEWAY INC. AND SUBSIDIARIES

compensation program and, particularly, our performance share award ("Performance Share Award") plan. We made phone calls to most of our top institutional stockholders offering to discuss our executive compensation programs and any concerns or issues these stockholders might have, and specifically soliciting their input with regard to the metrics used in our Performance Share Award plan. We engaged in substantive phone conversations with many of these stockholders.

Following the voting results on our 2013 management say-on-pay proposal, and based on feedback from our stockholder engagement efforts, input from the independent consultant to the Executive Compensation Committee and input from management, the Committee made certain changes to our compensation program, as specified under "Changes to our Compensation Program" below.
Changes to our Compensation Program

In fiscal years 2012 and 2013, our named executive officers were granted a mix of Company stock options ("Company Options") (50% by number, not by value) and Performance Share Awards (50% by number, assuming target level performance). Based on this split between Company Options and Performance Share Awards, approximately 80% of the grant value of the annual long-term incentive plan ("LTIP") awards is expected to come from the Performance Share Awards. The Company Options vest at the rate of 25% per year over four years. The Performance Share Awards will be earned and vested based on our achievement of specified business performance criteria (specifically for the 2012 and 2013 Performance Share Awards, relative earnings per share of Company common stock goals determined on a compound annual growth basis, as discussed under "How Compensation is Determined" below), at which time the named executive officer will receive a specified number of shares of our Company common stock for the earned award, if any. The Performance Share Awards specify a minimum performance level that must be achieved in order for the named executive officer to receive any shares of Company common stock and a target number of shares of Company common stock that will be received upon achievement of target levels. If our performance exceeds the target performance goals, the named executive officer may receive additional shares of Company common stock above the target number, subject to a specified maximum contained in the award.

For the initial Performance Share Award program (2012-2014 cycle), shares underlying Performance Share Awards (if earned) are distributed after the end of each performance period (three cycles, each beginning January 1, 2012 and ending at the completion of the first, second and third years) based on financial performance targets for each of these interim periods. Based on our earnings per share of Company common stock growth relative to the earnings per share growth of the companies in the S&P 500 for the second performance period (January 1, 2012 through December 28, 2013), our named executive officers were not issued shares underlying Performance Share Awards for the second performance period. Shares underlying Performance Share Awards for the 2013-2015 Performance Share Award program will (if earned) be distributed at the end of the third year of the performance period and are subject to the same earnings per share of Company common stock growth goals as applicable to the 2012-2014 Performance Share Award program. Performance Share Awards for the 2013-2015 program are included in the "Stock Awards" column of the "Summary Compensation Table" and in the table under "Grants of Plan-Based Awards" and the table under "Outstanding Equity Awards at Fiscal Year-End" contained elsewhere in this document.

For 2014, our named executive officers were granted a mix of Company Options (25% by value), restricted stock units ("Restricted Stock Units") (25% by value) and Performance Share Awards (50% by value, assuming target level performance). We believe that balancing the weightings of Company Options and Restricted Stock Units at 25% (each) of the target annual grant value, in conjunction with 50% weighting of Performance Share Awards, provides an overall program focused on financial and stock performance along with an appropriate element of retention. The Executive Compensation Committee also changed the business performance criteria applicable to the Performance Share Awards. For the 2014 to 2016 performance period, the Performance Share Awards will be earned and vested based on our achievement of specified levels of revenue growth and return on invested capital ("ROIC"), as modified based on our total stockholder return.

SAFEWAY INC. AND SUBSIDIARIES

The Executive Compensation Committee also reviewed the performance metrics under our annual cash bonus plans and determined to change one of the metrics for the operating performance bonus plan. For 2014, these metrics will be identical-store sales and EBITDA growth, rather than identical-store sales and net income. To simplify the Company's executive compensation program, the Executive Compensation Committee also determined to eliminate the separate capital performance bonus plan and instead add an element of capital performance to the long-term equity incentive plan by introducing ROIC as one of the performance criteria under the Performance Share Award plan.

Pay for Performance

Pay for performance is a fundamental part of our compensation philosophy, which includes the core principles of rewarding the attainment of performance goals and aligning our executives' efforts and achievements with our stockholders' interests. A significant portion of each executive's target total direct compensation (salary + target annual bonus + long-term equity grant value) varies according to our financial performance. For fiscal year 2013, the percentages of such variable compensation for our named executive officers (other than Steven A. Burd who retired as Chairman and Chief Executive Officer effective as of May 14, 2013) were as follows:

Named Executive Officer	2013 Variable Portion of Target Total Direct Compensation
Robert L. Edwards	84%
Peter J. Bocian	87%
Diane M. Dietz	75%
Kelly P. Griffith	77%
Larree M. Renda	73%

Compensation Objectives and Philosophy

Our compensation programs for our executive officers are designed to attract and retain excellent managers and to motivate these managers to increase the market value of the shares of Company common stock over the long term. In support of these principal objectives, our compensation programs are designed to:

•	provide our executives with base salaries, retirement and other benefits and perquisites that are competitive with those provided by other companies with whom we compete for executive talent;

•	pay annual bonuses that reward our executives for the attainment of our annual financial, operational and strategic goals, when met or exceeded;

•	grant our executives equity-based compensation that will motivate them to improve our long-term performance in addition to helping retain those executives; and

•	motivate our executives to improve their individual performances.

In comparison to similar companies, we believe our compensation programs place heavy emphasis on the achievement of Company-wide goals.

Our principal compensation policies are:

•	to provide base salaries in the aggregate that are slightly below the median of our compensation

SAFEWAY INC. AND SUBSIDIARIES

peer group (described below);

•	to set target total cash compensation (salary + target bonus) at, or slightly below, the compensation peer group median to encourage strong performance;

•
to pay performance-based compensation and long-term equity compensation in excess of the compensation peer group median when we outperform others in the industry or other appropriate measurement groups; and

•
to subject a significant portion of each executive’s target total direct compensation (salary + target annual bonus + long-term equity grant value) to variability based on our financial performance. The components of total direct compensation that vary in value based on our financial performance are annual bonuses and long-term equity. In general, these portions of target total direct compensation are progressively greater for more highly-compensated positions. The portions of 2013 target total direct compensation that were variable based on our financial performance for the named executive officers are set forth above.

Our executive compensation program provides a mix of base salary, annual bonuses and long-term equity awards, and also has guidelines for minimum share ownership. We believe our approach of setting targets under our incentive compensation plans based on traditional, measurable metrics assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. The metrics that determine payouts for our executives under our incentive compensation plans are Company-wide metrics. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of the Company and our long-term stockholders. These payouts are also subject to a cap on the maximum amounts that can be earned in any year. In addition, we believe the multi-year vesting of our equity awards and our share ownership guidelines properly account for the time horizon of risk. We believe this blend of compensation elements provides our executives with the appropriate incentives to create long-term value for our stockholders while taking thoughtful and prudent risks to grow the value of the Company.

Compensation Peer Group

To determine competitive compensation practices, we collect data about the compensation practices at a group of peer companies. This peer group, which is subject to change from time to time based upon industry conditions and availability of data, currently consists of 18 companies in either our own industry or closely related industries, including major grocery retailers, other major retailers and other companies in the food and consumer products industries. Our current compensation peer group is:

Best Buy Co., Inc.	Kohl’s Corporation	SuperValu Inc.
Colgate-Palmolive Company	Limited Brands, Inc.	Target Corporation
Costco Wholesale Corporation	Lowe’s Companies, Inc.	The Gap, Inc.
CVS Caremark Corporation	Macy’s, Inc.	The Home Depot, Inc.
General Mills, Inc.	McDonald’s Corporation	The Kroger Co.
J.C. Penney Company, Inc.	Staples, Inc.	Walgreen Co.

No changes were made to our peer group for 2013. All of these companies, in both the grocery industry and the non-grocery industries, were selected for the compensation peer group because they were considered to be significant competitors with respect to the individuals with the talent and experience needed to serve in our executive officer positions. The selected companies are engaged in similar businesses (food and/or drug retailing, other retailing, supply to food retailers). The selected companies have annual sales between $10.8 billion and $126.8 billion or between 0.3 and 3.5 times Safeway's sales of $36.1 billion for fiscal year 2013. At the end of fiscal year 2013, we ranked at approximately the 57th percentile of these

SAFEWAY INC. AND SUBSIDIARIES

peers in annual sales. While the market caps of these companies may vary considerably from our own market cap, we believe that a revenue comparison presents a more accurate picture of job similarity and competitiveness. We have also determined that eliminating the larger market cap companies does not have a material effect on Safeway's competitive positioning in the group.

Peer group data is collected for executive positions so we can determine appropriate ranges of base salary levels and annual increases to attract and retain qualified executives. In general, we use the medians for comparable positions in the peer group as our competitive benchmarks for setting our pay structure.

Elements of Compensation

The major elements of compensation for our executive officers are:

•	base salary;

•	annual bonus;

•	equity awards, and

•	retirement benefits.

We also provide certain other benefits and perquisites to our executive officers, at levels we believe to be moderate and market competitive (as detailed below).

SAFEWAY INC. AND SUBSIDIARIES

We believe each of these elements forms an integral part of the overall compensation program and, taken together, these elements serve to achieve our compensation objectives, as follows:

Element	Purpose	Characteristics
Base Salaries
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us
Based on competitive levels; subject to modification for individual performance; not based on Company performance
Annual Bonuses	Reward our executives for meeting or exceeding our annual performance objectives, which, when accomplished, should have the effect of increasing our stock price over time	Opportunities based on the officer’s base salary and competitive levels of total cash compensation; actual earned awards based on achievement against specified goals
Equity Awards
Reward for long-term performance and increases in our stock price; incentive for our executives to increase our market value; retention through service-based vesting (Company Options and Restricted Stock Units)

Annual grants of equity under long-term incentive program with grant values based upon various factors, including the officer’s base salary, competitive levels of long-term incentive compensation and Company performance over the last several years; actual pay delivery based on stock price appreciation and continued service (for Company Options and Restricted Stock Units) and achievement of performance metrics (for Performance Share Awards)

Retirement Benefits
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us
Based on competitive levels; not performance-based
Perquisites	Reflect security, efficiency or competitive compensation to our executive officers	Based on competitive levels; not performance-based
Other Benefits
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us
Based on competitive levels; not performance-based

SAFEWAY INC. AND SUBSIDIARIES

How Compensation is Determined

Base Salaries

Base salaries for executive officers, including our CEO, are based on competitive salary levels and are subject to modification for individual performance. Base salaries are evaluated annually for all executive officers. Together with competitive data, individual factors are also considered, in a subjective manner, in setting base salaries, including the executive’s experience, achievements, leadership, teamwork and value to the Company. Consideration of these individual factors encourages our executives to improve their individual performances.

The base salary of our CEO is determined annually by the Board. Early in each fiscal year, our CEO proposes written objectives to the Executive Compensation Committee against which his or her performance in the fiscal year should be measured. At the end of each fiscal year, our Non-Executive Chairman (currently, T. Gary Rogers) collects information regarding our CEO's performance and discusses relevant issues and matters with him. The Non-Executive Chairman then reports his findings and discussions to the Executive Compensation Committee, which reviews our CEO's salary each year. The Executive Compensation Committee periodically obtains information regarding the compensation of the CEOs of our peer group companies. The Executive Compensation Committee then meets, without our CEO present, and makes a recommendation to the Board regarding our CEO's base salary for the next fiscal year. The Board subsequently meets, without our CEO present, and conducts a formal performance review of our CEO and sets his or her base salary for the next fiscal year. The Non-Executive Chairman then meets with our CEO, conveys the views of the Board and informs him or her of his or her salary for the year.

With respect to our other named executive officers, the Executive Compensation Committee obtains compensation data concerning comparable positions at our peer group companies, which it reviews with our CEO. Our CEO assesses the individual performance of each executive and proposes the base salaries for the other named executive officers. The Executive Compensation Committee then sets these salaries. The procedure is similar for our other executive officers. As in its other work, the Executive Compensation Committee is assisted by its independent compensation consultant. The salaries for our executive officers are at approximately the median of the peer group.

For 2013, each of the named executive officers (other than our CEO) received limited base salary increases in the range of 2.5% to 3%. Mr. Burd, who retired as Chairman and Chief Executive Officer effective May 14, 2013, did not receive a base salary increase for 2013. In connection with his appointment as Chief Executive Officer, Mr. Edwards' annual base salary was increased to $1,150,000, below our former CEO's base salary. In addition, in connection with his hiring as our Executive Vice President and Chief Financial Officer, Mr. Bocian's annual base salary was set at $700,000.

Annual Bonuses

The primary purpose of our bonus programs is to motivate our executives to meet or exceed Company-wide performance goals, particularly on a short-term basis, which is intended to increase our market value. We believe bonus programs at certain levels are necessary for competitive purposes to attract and retain desirable executives, and the fact that executives must be employed by us at the end of the fiscal year in order to be eligible for a bonus assists in retention.

For 2013, executive officers participated in two bonus plans: the Operating Bonus Plan and the Capital Bonus Plan (each as defined below). All executive officers participated in the Operating Bonus Plan. Only those executive officers who participated in capital investment decisions participated in the Capital Bonus Plan. The executive officers who participated in the Capital Bonus Plan in 2013 include the CEO, the Executive

SAFEWAY INC. AND SUBSIDIARIES

Vice Presidents, the Senior Vice President of Real Estate and Engineering and the Senior Vice President of Supply Operations. As noted under "Executive Summary - 2013 Compensation Actions", the Capital Bonus Plan has been eliminated for 2014 and going forward.

Bonuses are typically paid in March, after the results of the prior fiscal year have been certified by the Executive Compensation Committee.

In addition, Mr. Bocian received a one-time initial cash sign-on bonus in the amount of $250,000 in connection with his hiring on February 19, 2013. In the event Mr. Bocian's employment with the Company is terminated by the Company for cause, or by Mr. Bocian before he completes two full years of service, Mr. Bocian will be required to repay the sign-on bonus in full.

Operating Bonus Plan

Under the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (the “Operating Bonus Plan”), the Executive Compensation Committee sets an operating performance threshold for a fiscal year at the beginning of that fiscal year. If that threshold is not met, no bonuses are paid under the Operating Bonus Plan. If that threshold is met, each participating executive officer is eligible to receive a bonus pursuant to the criteria established by the Executive Compensation Committee at the beginning of the year. At the beginning of the year, the Executive Compensation Committee develops a matrix made up of two important operating performance metrics, with increasingly higher bonus amounts payable as higher operating performance metrics are achieved. In past years, the operating performance metrics have included earnings per share, identical-store sales growth, volume growth, operating profit and net income. For 2013, the operating performance metrics used in the matrix were identical-store sales growth and net income. As noted under "Executive Summary - Changes to our Compensation Program" above, for 2014, the operating performance metrics will be identical-store sales growth and EBITDA growth.

We undertake an annual planning process that culminates in the adoption and approval of an operating plan for the Company. The operating plan includes a target level for operating performance for the following fiscal year. If the operating performance threshold is met, the Executive Compensation Committee determines the amount of any operating bonuses to be paid, in terms of a percentage of the maximum bonus amount allowed (which can include 0%). The target level for Company operating performance generally produces an Operating Bonus Plan bonus payment of 50% of the maximum bonus allowed, which we refer to as target. In determining whether the operating performance threshold has been met, the Executive Compensation Committee is empowered to make adjustments for specified corporate events.

Upon hire or promotion (and subject to adjustment periodically), each executive officer is assigned a percentage of base salary that represents such officer’s maximum bonus payment under the Operating Bonus Plan. For example, for our 2013 fiscal year, the CEO was eligible to earn a maximum bonus payment under the Operating Bonus Plan equal to 170% of his annual base salary. Thus, if the Executive Compensation Committee determined to pay 200% of the target bonus under the Operating Bonus Plan award for that fiscal year, the CEO would be paid a bonus equal to 170% of his annual base salary (but in no event more than $3 million); if the Executive Compensation Committee determined to pay bonuses at target, the CEO would be paid a bonus equal to 85% of his annual base salary. For other executive officers, the percentage of annual base salary is smaller, due to our belief that higher ranking officers should have more of their compensation at risk. For example, the other named executive officers are eligible to earn a maximum bonus payment under the Operating Bonus Plan equal to 95% of their annual base salaries. These percentages are established based on a review of competitive compensation levels and may be modified by individual or Company-specific circumstances. Individual factors are considered in a subjective manner, including the executive’s experience, achievements, leadership, teamwork and value to the Company, in establishing these percentages, but no one factor is determinative or carries any particular weight. We

SAFEWAY INC. AND SUBSIDIARIES

generally do not set individual performance targets for our executive officers under our bonus plans.

Based on our actual results for our 2013 fiscal year, which reflected operating profit of $685 million, our performance exceeded the threshold of operating profit performance under the Operating Bonus Plan, which was $190 million (taking into account discontinued operations). Based on the results set forth in the table below, consistent with the goals established by the Executive Compensation Committee at the beginning of the year, the Executive Compensation Committee determined the CEO and each of the other named executive officers would be paid 76% of the target bonus under the Operating Bonus Plan.

2013 Operating Bonus Plan Goals and Payouts

	Identical-store Sales (excluding fuel)	Net Income (in millions)	Operating Bonus Plan Payout (% of target)
Minimum Performance	Below 0.0%	Below $190	0%
Target Performance	1.85%	$289	100%
Maximum Performance	3.85%	$333	200%
Actual Performance	1.7%	$271	76%

(Note: because the Executive Compensation Committee uses a matrix for identical-store sales and net income, other combinations of these factors may result in similar or different payouts.)

Capital Bonus Plan

Because the successful investment of capital is an important part of our business, until 2014, we have used a second bonus plan for measuring performance in this area. For 2013 and prior years, the executive officers who are responsible for making capital investment decisions, including the CEO, were eligible for capital performance-based bonus awards under the Amended and Restated Capital Performance Bonus Plan for Executive Officers and Key Employees of Safeway Inc. (the “Capital Bonus Plan”). This bonus compensation has been contingent on the achievement of one or more objectively determinable performance goals, such as operating profit, as well as certain recent capital investments, such as new stores or remodel capital investment projects, achieving targeted rates of return on invested capital. Capital performance generally has been measured in periods occurring during the first and third fiscal years following the completion of a particular project. In determining whether the performance goals have been achieved, the Executive Compensation Committee has been empowered to make adjustments for specified corporate events.

Under the Capital Bonus Plan, in addition to one or more objectively determinable performance goals, the Executive Compensation Committee has established targeted rates of return early in the fiscal year with respect to projects that will be reaching the first or third anniversaries of their completion dates during such fiscal year. These targeted rates of return have generally corresponded to the expected internal rate of return at the time the capital project was approved by the Company. The threshold under the Capital Bonus Plan has represented a lesser rate of return, and the maximum has represented a greater rate of return. With respect to first- and third-year projects, if both the performance goal(s) and the capital performance threshold have been met for the year of measurement, the CEO and other participating executive officers have been eligible to receive a bonus.

As described above with respect to the Operating Bonus Plan, for 2013, each participating executive officer had a bonus potential under the Capital Bonus Plan expressed as a percentage of that officer’s annual base salary. This percentage was established at a level intended to emphasize the importance of successful returns on capital spending to the Company. For example, in the case of the named executive officers who

SAFEWAY INC. AND SUBSIDIARIES

participated in the Capital Bonus Plan during 2013, the maximum bonus payable to each such officer under the Capital Bonus Plan was 30% of such officer’s annual base salary (but in no event more than $500,000 in the case of the CEO and $350,000 in the case of the other named executive officers). These percentages were established based on a review of competitive compensation levels, as modified by individual or Company-specific circumstances. Individual factors were considered in a subjective manner, including the executive’s experience, achievements, leadership, teamwork and value to the Company, but no one factor was determinative or carried any particular weight. The target level for Company capital performance was set to produce a capital bonus payment of 50% of the maximum bonus allowed, which we refer to as target. If the performance goal(s) or the return on invested capital performance threshold for a performance period is not met, no bonuses are paid under the Capital Bonus Plan for that period. If both the performance goal(s) and the return on invested capital performance threshold for a performance period are met under the Capital Bonus Plan, then the Executive Compensation Committee examines the extent to which the performance threshold has been exceeded and determines the percentage of the target bonus that is payable to the eligible executive officers for that fiscal year based on a pre-established formula. The payout percentage under the Capital Bonus Plan has generally been the result of a mathematical straight-line calculation. The actual bonuses payable to each executive may be less (but not more) than the maximum bonus amount determined pursuant to the formula, as the Executive Compensation Committee retains the discretion to reduce or eliminate the bonus amount otherwise payable.

With respect to our 2013 fiscal year, operating profit was selected as the objectively determinable performance goal under the Capital Bonus Plan and was set at $190 million (taking into account discontinued operations). Based on the results measured for our 2013 fiscal year, which reflected operating profit of $685 million and the internal rates of return set forth in the table below, the Executive Compensation Committee determined that the CEO and other participating executive officers would be paid a capital performance-based bonus for our 2013 fiscal year with respect to measured first- and third-year projects in an amount equal to 163.8% of the target bonus.

2013 Capital Bonus Plan Goals and Payouts

	Internal Rate of Return -- First-Year Projects	Internal Rate of Return -- Third-Year Projects	Payout -- First-Year Projects(1) (% of target)	Payout -- Third-Year Projects(1) (% of target)
Minimum Performance	12.5%	12.5%	0%	0%
Target Performance	17.5%	17.5%	100%	100%
Maximum Performance	22.5%	22.5%	200%	200%
Actual Performance	24.7%	18.9%	200%	127.6%

(1) The actual payout under the Capital Bonus Plan is the mathematical average of the payouts for the first- and third-year projects (163.8% for 2013).

Because capital investment is a significant part of our business, the Capital Bonus Plan has been used to encourage our executive officers to make prudent capital investment decisions that produce superior returns. However, in order simplify the Company's executive compensation program, the Executive Compensation Committee determined to eliminate the Capital Bonus Plan starting in 2014 and instead add an element of capital performance to the long-term equity incentive plan by introducing ROIC as one of the performance criteria under the Performance Share Award plan. With the elimination of the separate Capital Bonus Plan, each executive officer’s target and maximum bonus payment under the Operating Bonus Plan will be increased for 2014 and going forward.

SAFEWAY INC. AND SUBSIDIARIES

We believe the target total cash compensation (base salary + target bonus) for our executive officers in the aggregate averages below the median of our peer group.

Equity

Until 2012, we historically granted to our executive officers two forms of equity compensation: Company Options and restricted stock. For 2012 and 2013, Performance Share Awards replaced restricted stock as a component of our Long-Term Incentive Plan, representing approximately 80% of the annual award value in each year. For 2014, our annual grants will consist of a mix of Company Options (25% by value), Restricted Stock Units (25% by value) and Performance Share Awards (50% by value), which we believe provides an overall program focused heavily on financial and total stockholder return performance along with an appropriate element of retention. We also have historically granted to certain of our executive officers restricted stock awards with respect to the shares of Blackhawk common stock.

Company Options

Under the Long-Term Incentive Plan, the Executive Compensation Committee has historically made annual grants of Company Options to all executive officers based upon various factors, including the officer’s base salary, competitive levels of long-term incentive compensation and Company performance over the prior several years. The Executive Compensation Committee determines appropriate amounts of long-term incentive compensation to be paid to the CEO, the Executive Vice Presidents and the Senior Vice Presidents by examining competitive data ranges of compensation levels around the median compensation peer group level and the value of Company Options. The Executive Compensation Committee also considers individual factors, in a subjective manner, in determining amounts of long-term incentive compensation, including the executive’s experience, achievements, leadership, teamwork and value to the Company. Our total direct compensation to our executive officers in 2013 (total cash + the grant date value of these equity awards) in the aggregate was at or below the median of the peer group.

All of our Company Option grants to our executive officers prior to 2012 have vested at the rate of 20% per year over five years. Starting in 2012, Company Options granted to our executive officers vest at the rate of 25% per year over four years. From 2003 through 2008, Company Options were granted with a term of six years. Beginning in 2009, Company Options were granted with a term of ten years to provide a longer period for measuring and rewarding performance. Company Options are granted with a per share exercise price equal to the closing price of shares of Company common stock on the grant date, as determined under our equity plan (currently the 2007 Equity and Incentive Award Plan (the "2007 Equity Plan") for our CEO and the 2011 Equity and Incentive Award Plan (the "2011 Equity Plan") for all other executive officers). We believe Company Options provide an incentive for our executives to increase the Company’s market value, as represented by our stock price, and also provide an important retention tool through service-based vesting.

See "Grants of Plan-Based Awards" elsewhere in this Form 10-K/A for the Grants of Plan-Based Awards table, which shows the Company Option grants made to the named executive officers in the 2013 fiscal year. In connection with his hiring, on March 1, 2013, we granted Mr. Bocian a Company Option to purchase 200,000 shares of Company common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant. The Company Option vests ratably over five years. In connection with Mr. Edwards' promotion to CEO, Mr. Edwards was granted additional equity grants targeted to bring his aggregate equity grant value up to approximately $6.1 million for 2013 (in combination with his prior annual grants). Mr. Edwards received an additional grant of Company Options to purchase 85,213 shares of Company common stock which will vest ratably over four years from the date of Mr. Edwards' appointment as CEO and an additional grant of Performance Share Awards with respect to 85,213 shares of Company common stock, subject to the performance conditions described more fully below.

SAFEWAY INC. AND SUBSIDIARIES

Performance Share Awards

In 2012 and 2013, the Executive Compensation Committee granted Performance Share Awards to our named executive officers under the Long-Term Incentive Plan instead of time-vested restricted stock awards. Our named executive officers were granted a mix of Company Options (50% by number, not by value) and Performance Share Awards (50% by number, assuming target level performance). As noted above, the Executive Compensation Committee determines appropriate amounts of long-term incentive compensation to be paid to the CEO, the Executive Vice Presidents and the Senior Vice Presidents by examining competitive data ranges of compensation levels around the median compensation peer group level and taking into account recent Company performance. The Executive Compensation Committee also considers individual factors, in a subjective manner, in determining amounts of long-term incentive compensation, including the executive’s experience, achievements, leadership, teamwork and value to the Company.

2012-2014 Performance Shares

Under the 2012-2014 Performance Share Award program, Performance Share Awards are measured and realized over three performance periods as follows: January 1, 2012 through December 29, 2012; January 1, 2012 through December 28, 2013; and January 1, 2012 through January 3, 2015. Each Performance Share Award represents the right to receive, if and to the extent designated performance goals within the three performance periods are satisfied, a share of Company common stock following completion of the performance period. At the end of each performance period, shares underlying Performance Share Awards are distributed in shares of Company common stock based upon the level of achievement of the financial performance target set for that cycle. If we fail to meet threshold performance after three years, no shares are earned and no payout of shares is made with respect to that period. If our performance exceeds the target performance goals, the named executive officer may receive additional shares of Company common stock above the target number, subject to a specified maximum contained in the award. For the 2012-2014 Performance Share Award program, shares underlying Performance Share Awards (if earned) are distributed at the end of each performance period based on financial performance targets for each of those periods. There is a cap on the number of shares that may be distributed at the end of each of the first and second performance periods, with the opportunity for the named executive officer to earn additional shares above the caps in the third performance period if the cumulative performance for three years exceeds the level of the caps.
For the 2012-2014 Performance Share Awards, the performance measure under the program is earnings per share of Company common stock determined on a compound annual growth basis (the "EPS CAGR") compared to the EPS CAGRs of the companies in the S&P 500 for each performance period. The Executive Compensation Committee selected EPS CAGR because earnings per share is an important financial metric in our industry as well as in other industries, and because earnings per share bears a direct relationship to value appreciation for our stockholders.
The Performance Share Award goals for the 2012-2014 performance periods are as follows:

•
if our EPS CAGR is less than 80% of the median of the EPS CAGRs of the companies in the S&P 500 during the performance period, no shares underlying the Performance Share Awards for that cycle will be earned;

•
if our EPS CAGR is equal to 80% of the median of the EPS CAGRs of the companies in the S&P 500, 50% of the target number of shares underlying the Performance Share Awards for that cycle will be earned;

•	if our EPS CAGR is equal to the median of the EPS CAGRs of the companies in the S&P 500, 100%

SAFEWAY INC. AND SUBSIDIARIES

of the target number of shares underlying the Performance Share Awards for that cycle will be earned; and

•	if our EPS CAGR is in the top quartile of the EPS CAGRs of the companies in the S&P 500, the maximum number of shares underlying the Performance Share Award for that cycle will be earned.
Notwithstanding our EPS CAGR results, if our TSR during the performance period is negative, then the number of shares earned based on our EPS CAGR results will be no more than 100% of the target number of shares underlying the Performance Share Award. Notwithstanding our EPS CAGR results, no shares will be earned and awarded above 100% of the target number of shares underlying the Performance Share Award unless our TSR for the performance period equals or exceeds the median TSR of the companies in the S&P 500.
For performance above the threshold but between the benchmarks, the actual number of Performance Share Awards that will be earned will be based on a straight-line, mathematical interpolation between the applicable goals. In determining whether the performance goals have been achieved, the Executive Compensation Committee is empowered to make adjustments for specified corporate events.
As indicated above, for the 2012-2014 Performance Share Award program, shares underlying Performance Share Awards (if earned) are distributed after the end of each of the first, second and third performance periods based on financial performance targets for each of these interim periods. Based on our earnings per share growth relative to the earnings per share growth of the companies in the S&P 500 for the second performance period (January 1, 2012 through December 28, 2013) as set forth in the table below, our named executive officers were not issued any shares for this performance period. The 2012-2014 Performance Share Awards are included in the table under "Outstanding Equity Awards at Fiscal Year-End" found elsewhere in this Form 10-K/A.

	EPS Growth Rate Relative to S&P 500	Performance Shares To Be Earned (% of Target)(1)
Minimum Performance	80% of median EPS growth rate for S&P 500	50%
Target Performance	Median EPS growth rate for S&P 500	100%
Maximum Performance	EPS growth rate that would place Safeway in top quartile of S&P 500	200%
Actual Performance	Below Minimum	—%

(1) For the first two interim periods of the 2012-2014 Performance Share Award plan, the number of shares underlying the Performance Share Awards that may be issued is capped at 100% of target.

2013-2015 Performance Share Awards
Under the 2013-2015 Performance Share Award program, Performance Share Awards are measured and realized over a single three-year performance period: December 30, 2012 through January 2, 2016, to the extent performance goals for the three-year period are achieved. The performance goals under the 2013-2015 Performance Share Award program are the same as the goals for the 2012-2014 Performance Share Award program discussed under "2012-2014 Performance Shares" above, except that they only apply to the three-year performance period, and shares underlying Performance Share Awards, if and to the extent

SAFEWAY INC. AND SUBSIDIARIES

earned, will only be distributed at the end of the three-year performance period. See the Grants of Plan-Based Awards table under "Grants of Plan-Based Awards" found elsewhere in this Form 10-K/A for the threshold, target and maximum shares that were granted to each named executive officer during 2013 that may be earned following the completion of the three-year performance period.
2014-2016 Performance Shares

For the 2014-2016 Performance Share Award program, the performance measures under the Performance Share Award program are based on the Company’s achievement of annual goals related to return on invested capital and revenue growth and the Company’s relative TSR for the three-year performance period as compared to the S&P 500. Revenue growth is a measure that is easy to understand and favored by our analysts, while return on invested capital captures both our income and balance sheet performance. TSR provides a check on our financial performance and connects payouts to performance of shares of Company common stock. Payouts under the program can range from 0% to 200% of target based on the financial measures that are set annually and are modified up or down by up to 25% based on our relative TSR performance over the three-year period.

Restricted Stock/Restricted Stock Units

Historically, we made restricted stock awards only on limited occasions. These occasions were to attract certain new executives and to retain certain executives integral to our success at times when our existing compensation programs were insufficient to ensure retention. Restricted stock in our former Blackhawk subsidiary was awarded for the reasons described below. From 2009 through 2011, we allowed each executive officer to take the value of his or her Long-Term Incentive Plan grant by choosing a mix of Company Options and restricted stock in increments of 25%. Each executive’s award could be 25% restricted stock, or 50%, 75%, 100% or 0%. For an executive who chose to receive restricted stock, the number of shares of restricted stock granted in lieu of Company Options was based on an exchange ratio of 3.5 Company Options for one share of restricted stock (in 2011). This exchange ratio was chosen to approximate an equivalent grant date value for any mix of Company Options and restricted stock that an executive might elect. Both types of awards were subject to a five-year vesting schedule. As noted above, for 2012 and 2013, Performance Share Awards replaced restricted stock as a component of our Long-Term Incentive Plan.

In July 2012, we granted 100,000 shares of restricted stock to Mr. Edwards in connection with his promotion to President and 30,000 shares of restricted stock to Ms. Renda in connection with her taking on leadership of two additional departments: Information Technology and Real Estate.

In February 2013, we granted 100,000 shares of restricted stock to Mr. Bocian in connection with his hiring. In addition, to compensate Mr. Bocian for the value of restricted share units he left behind at his former employer, we agreed to grant Mr. Bocian Company common stock that will have no vesting cycle on each of July 1, 2013, July 1, 2014 and January 15, 2015 in the aggregate dollar amounts of $484,000, $1,200,000 and $713,037, respectively, provided Mr. Bocian is employed with the Company on the date of the grant. Pursuant to this commitment, we granted Mr. Bocian 20,772 shares of Company common stock on July 1, 2013. The awards for Mr. Bocian for 2013 are included in the Stock Awards column of the "Summary Compensation Table" found elsewhere in this Form 10-K/A.

In addition, as discussed above, for 2014, 25% of the annual Long-Term Incentive Plan award value was granted in the form of Restricted Stock Units, adding an appropriate element of retention to our equity program. The 2014 Restricted Stock Units awards vest over a three-year period.

SAFEWAY INC. AND SUBSIDIARIES

Restricted Stock of Blackhawk

Blackhawk is engaged in businesses related to, but different from, our food retail business. Blackhawk provides prepaid products and payment and other services to consumers through a network of retail store locations and various online channels.

In an effort to encourage the growth of Blackhawk for the benefit of the Company and our stockholders while Blackhawk was a Safeway subsidiary, and to retain executives viewed as important to our success, in 2006, the Executive Compensation Committee approved a restricted stock program at Blackhawk. Restricted shares of Blackhawk common stock were awarded to key Blackhawk executives. In addition, restricted shares of Blackhawk common stock were awarded to our executives whom the Executive Compensation Committee believed were particularly responsible for the continued and future growth of Blackhawk. In 2009, the Board approved an award of Blackhawk restricted stock to one of our named executive officers, Diane Dietz, who joined the Company in 2008. No grants of Blackhawk restricted stock were made to the named executive officers after 2008.

Retirement Plans

As noted above, we provide retirement benefits to our executive officers so our compensation package can be competitive with those retirement benefits provided by similar companies. Retirement benefits provide some degree of financial stability and certainty for our executives, helping to attract and retain desirable executives.

Retirement, or pension, benefits are provided to our executive officers under the Employee Retirement Plan (the “ERP”), a tax-qualified defined benefit pension plan, and the Retirement Restoration Plan and Retirement Restoration Plan II, non-qualified and unfunded defined benefit plans (collectively, the “Retirement Plans”). The Retirement Restoration Plans provide benefits to certain employees, including executive officers, that cannot be paid under the ERP due to Internal Revenue Code of 1986, as amended (the "Code") limitations on the amount of compensation that may be recognized and the amount of benefits that may be paid under the ERP. The Retirement Restoration Plans also recognize all compensation deferred under our deferred compensation plans for purposes of determining such benefits.

In 2005, the Board approved the terms of a supplemental executive retirement agreement (the “SERP”) for our then-CEO, Steven A. Burd. Mr. Burd retired as CEO effective as of May 14, 2013. The Executive Compensation Committee previously approved and recommended the SERP. In making its recommendation, the Executive Compensation Committee reviewed comparative data from approximately 150 public companies and from certain companies in the food industry. The Executive Compensation Committee determined that Mr. Burd’s total retirement benefit under the Retirement Plans was below the level of retirement benefits provided to chief executive officers of the companies examined at that time. In order to retain Mr. Burd’s services and to make his retirement benefits comparable to those of other chief executive officers, the Executive Compensation Committee approved the SERP, which placed Mr. Burd approximately at the median of the executives examined at that time.

No current executive officer has a supplemental retirement benefit other than the Retirement Restoration Plans.
For more detailed discussions of the Retirement Plans and the SERP, please see “Post-Employment Compensation – Pension Benefits” elsewhere in this Form 10-K/A.

SAFEWAY INC. AND SUBSIDIARIES

Tally Sheets

On at least an annual basis, the Executive Compensation Committee reviews tally sheets for each of the named executive officers. These documents collect in one place the total compensation received by each named executive officer, and the compensation each named executive officer would receive under various events, including retirement, termination and change in control. The Executive Compensation Committee reviews these tally sheets so it understands how these various events would affect the compensation received by these officers; however, the Executive Compensation Committee has not historically used tally sheets to generally evaluate how each compensation element fits into our overall compensation objectives.

Other Elements of Compensation

Deferred Compensation Plans
We have two deferred compensation plans in which eligible officers, including executive officers, may participate. The plans allow the officer to defer salary or bonus and to have these deferrals mirror the investment performance of a selection of mutual funds. We do not contribute funds to the individual accounts of our executive officers under the deferred compensation plans. We are responsible for making payments under the plans from our general assets on designated distribution dates.
For more detailed discussions of the deferred compensation plans, please see “Non-Qualified Deferred Compensation” elsewhere in this Form 10-K/A.
Perquisites

Corporate Aircraft. Based on the analysis of an independent security advisor, the Board directed that Mr. Burd, who retired as Chairman and CEO effective as of May 14, 2013, would ordinarily use Company aircraft for all air travel, both business and personal, including his immediate family when they were accompanying him. This benefit ceased for Mr. Burd upon his retirement from the Company. The Board has set guidelines to limit the incremental cost to the Company of the corporate aircraft based on the Chief Executive Officer’s personal use. Incremental cost is calculated on the basis of our variable operating costs, including fuel costs, mileage, trip-related maintenance, on-board catering, landing/ramp fees and other variable costs. Making Company aircraft available to Mr. Burd allowed him, and now allows our CEO, Mr. Edwards, to efficiently and securely conduct business during both business and personal trips. The Board believes that the value to the Company of making Company aircraft available to Mr. Burd, in terms of safety, security and efficiency, was greater than the incremental cost we incurred to make the aircraft available to Mr. Burd. Similarly, the Board believes that the value to the Company of making Company aircraft available to Mr. Edwards is also greater than the incremental cost we incur to make the aircraft available to Mr. Edwards. Other executive officers are generally discouraged from making personal use of Company aircraft, either by taking personal trips or by having non-business passengers accompany them on business trips.

Company-Provided Automobile. For security purposes, we provided ground transportation for Mr. Burd’s commuting and business purposes while he served as CEO. The commuting use is reflected as a perquisite for calculating Mr. Burd’s compensation in the tables set forth in this Form 10-K/A. No other executive officer makes use of Company-provided ground transportation for non-business purposes.

Home Security System. For security reasons, we installed home security systems at Mr. Burd’s residences while he served as CEO. No other executive officer has a Company-provided home security system.

Financial Planning. We make available to our executive officers the services of a financial planning firm. The firm offers services, paid for by us, valued at $15,000 for the executive’s first year with the firm, and

SAFEWAY INC. AND SUBSIDIARIES

$10,000 for each year after the first year. The executive is responsible for income taxes on any services provided through this program. Some executives, including Mr. Edwards and Mr. Burd while he served as CEO, have decided not to participate in this program.

Relocation. In circumstances where the Company is recruiting an executive candidate who would have to relocate to accept our job offer, we provide such executive with relocation assistance pursuant to the Company's relocation program, which includes travel, shipping household goods, temporary housing and participation in a home sale program. Our relocation program is an important tool for us to recruit and retain key management talent and allocate our talent as best fits the Company's objectives. The Company provides a tax gross-up with respect to relocation expenses, as we believe such relocation expenses benefit the Company and are expenses that the executive incurs as a direct result of the Company's request. During 2013, the Company provided Mr. Bocian with such relocation benefits, as described in Footnote (8) to the "Summary Compensation Table."

We believe the perquisites described above were (in the case of Mr. Burd) and are (in the case of our current executive officers) necessary and appropriate for reasons of Company security, efficiency or to provide competitive compensation to our executive officers. As noted above, we do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the perquisites we offer.

Death Benefits

We provide modest death benefits to executives who are Senior Vice Presidents or higher under the Retirement Restoration Plans. Approximately 40 of our current executives are eligible for these death benefits. For a detailed description of these benefits, see “Post-Employment Compensation – Pension Benefits” elsewhere in this Form 10-K/A. We believe these benefits help make our overall compensation package competitive and that they are reasonable within the overall structure of our compensation programs. In December 2008, the Board amended the special death benefit under the Retirement Restoration Plans to eliminate the post-retirement death benefit for any then-current employees below the level of Senior Vice President who are promoted to the position of Senior Vice President or higher on or after December 15, 2008, and for any new employees who join the Company on or after December 15, 2008.

Other Employee Benefits

We also provide other customary employee benefits so that our overall compensation package is competitive. As of January 1, 2012, we pay for life insurance for each corporate employee (including executive officers) in an amount equal to the employee's annual salary, up to a maximum of $500,000. The employee is responsible for the income tax for any amount exceeding $50,000 in coverage. We offer medical plans, dental plans, vision plans and disability insurance plans, for which executives are charged the same rates as all other employees.

Severance Benefits and Change in Control

Historically, we had not entered into severance or change in control agreements with our executive officers providing for cash payments in the event of the executive’s termination. Mr. Burd did not receive any severance or similar benefits in connection with his retirement.

The Executive Compensation Committee determined that our historical practice regarding severance was not consistent with the general practice of our peer group. Effective February 19, 2014, we adopted the Safeway Inc. Executive Severance Plan (the "Executive Severance Plan"), which provides for the payment of severance and other benefits to employees of the Company at the level of Vice President or above, including executive officers, in the event of a termination of employment with the Company without cause

SAFEWAY INC. AND SUBSIDIARIES

or for good reason, as defined in the Executive Severance Plan. The Executive Severance Plan provides that in the event of such a termination, executive officers will be eligible to receive continued payment of base salary and payment of COBRA premiums or contributions under the Safeway Inc. Welfare Benefits Plan for Retirees (the "Welfare Benefits Plan"), or the equivalent, for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), in addition to a pro-rated cash bonus upon attainment of the applicable performance criteria. The Executive Severance Plan further provides that in the event of a termination without cause or for good reason during the 24-month period following a change in control, executive officers will be eligible to receive a lump sum payment equal to their base salary for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), payment of COBRA premiums or contributions under our Welfare Benefits Plan, or the equivalent, for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), and a lump sum payment equal to their target cash bonus for the year of termination. For a detailed description of these benefits, see “Other Potential Post-Employment Payments” in this Form 10-K/A.

With respect to change in control, we believe that equity-based compensation motivates our executive officers to increase the market value of our stock and sufficiently aligns our executives’ interests with those of the Company and our stockholders. Our equity agreements have historically provided that all unvested Company Options and restricted stock accelerate and vest in the event the Company undergoes a change in control. In keeping with our belief that our employees are directly responsible for the market value of the Company common stock, we believed it was appropriate to reward our employees with the full value of their equity awards in the event of a change in control of the Company. However, starting in 2012, our equity agreements provide for double-trigger acceleration of vesting upon a change in control. Specifically, upon a change in control, an equity award will become fully vested only if the acquiror does not agree to assume the award. In addition, if the award is assumed, it will become fully vested only in the event the executive's employment is terminated by the acquiror without cause or the executive terminates his or her employment for good reason within one year following the change in control. Our Performance Share Awards are also subject to such double-trigger acceleration and are payable at the greater of target or the number of shares that would have been earned based on actual achievement of the performance goals through the most recently completed fiscal year.

Retention Bonus Plan

On March 6, 2014, the Board adopted and approved the Safeway Inc. Retention Bonus Plan (the "Retention Plan"), for certain of our key employees, including each of the continuing named executive officers other than our CEO. The Retention Plan provides for the payment of a cash retention bonus on each of March 6, 2015 and March 6, 2016, subject to remaining employed through each such date, in an amount equal to a percentage of the participant’s annual base salary as in effect on March 6, 2014, in an amount ranging from 25% to 37.5%. For Executive Vice Presidents participating in the Retention Plan, including each of the participating named executive officers, each bonus payment shall be equal to 37.5% of their annual base salary. Notwithstanding the foregoing, in the event a participant’s employment with Safeway is terminated without cause or for good reason, each as defined in the Retention Plan, the participant shall be entitled to receive any unpaid cash retention bonus amounts in a lump sum as soon as practicable following termination.

2014 Company Option and Restricted Stock Unit Agreements

Beginning in 2014, our Company Option and Restricted Stock Unit awards provide for accelerated vesting in the event of death. In addition, awards that are granted at least 12 months prior to a qualifying retirement or any time prior to a permanent disability continue to become exercisable, in the case of Company Options, or paid out, in the case of Restricted Stock Unit awards, based on the same vesting schedule in place for the award prior to such termination. A qualifying retirement is defined as a termination at age 58 or older after at least seven consecutive years of service to the Company. The Company believes that these

SAFEWAY INC. AND SUBSIDIARIES

protections contribute to a competitive compensation program for our employees.

Other Compensation Policies

Timing of Stock Option Grants

It has been our long-standing practice to set the exercise price for Company Options at the closing trading price for shares of Company common stock on the date of grant. Our policy is to select Company Option grant dates for existing executive officers under the LTIP program that are the first day of our insider trading window period after the Executive Compensation Committee meeting approving such grants, with the exercise price to be set at the closing trading price on that day.

Our policy is that Company Option grant dates for newly hired executive officers are the first business day of the calendar month following the first date of employment. Our policy for newly promoted executive officers is that Company Option grant dates are the first day of our insider trading window period following the fiscal quarter in which such promotion occurred.

The Executive Compensation Committee has the sole authority to make Company Option grants to executive officers. The Executive Compensation Committee generally will authorize grants to such officers only at a meeting, and the Company Option grant dates selected will be no earlier than the date of the meeting.

Equity Ownership Guidelines

As discussed above, we have established guidelines for stock ownership by our executive officers. We believe these guidelines, which are set forth in our Corporate Governance Guidelines (the "Guidelines"), further link the interests of our executives and stockholders. Under the Guidelines, the multiple of annual base salary to be owned in stock depends on the executive’s role in the Company, as follows:

Position	Multiple of Base Salary
CEO	6.0x
Executive Vice President	4.0x
Senior Vice President	2.0x

The executive officers had or will have until the year 2011 or five years from the date of assuming the position (whichever is later), to meet the Guidelines.

Deductibility of Compensation

Section 162(m) of the Code limits the deductibility of compensation paid to certain of the named executive officers to $1 million annually. Compensation that is “qualified performance-based compensation” generally is not subject to the $1 million deduction limit. Amounts paid under our bonus plans and Company Options and Performance Share Awards granted pursuant to the LTIP may be intended to constitute “qualified performance-based compensation” and generally will be fully deductible for tax purposes if the requirements of Section 162(m) are satisfied. Salary and restricted stock awards are subject to the Section 162(m) $1 million deduction limit. We consider the tax deductibility of any element of executive compensation as a factor in our overall compensation program. It is our intent to qualify all compensation paid to our top executives, where practicable under our compensation policies, for deductibility under the Section 162(m) limits in order to maximize our income tax deductions. However, the Executive Compensation Committee may approve compensation that may not qualify for the compensation deduction if, in light of all applicable

SAFEWAY INC. AND SUBSIDIARIES

circumstances, it would be in the best interest of the Company for such compensation to be paid.

Recoupment Policy

In 2009, we adopted a policy that if an executive officer engages in ethical misconduct that causes a material restatement of our financial statements that affects a financial metric used to calculate bonuses, then the Executive Compensation Committee will have the discretion to determine whether recoupment of the portion of any bonus paid to an executive officer within the preceding three years that would not have been paid had there been no ethical misconduct and no restatement of the financials is appropriate under the particular facts and circumstances. The recoupment policy does not apply if the Committee determines that, after making appropriate adjustments to the performance targets for the affected years, any changes in bonus amounts payable based on the restated financial results effectively offset one another.

The following Report of the Executive Compensation Committee is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or we specifically incorporate it by reference into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act.

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

The Executive Compensation Committee of the Board of Directors has submitted the following report for inclusion in this Form 10-K/A:

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on the Executive Compensation Committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the Executive Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A, for filing with the SEC.

Executive Compensation Committee:

Arun Sarin, Chair
Frank C. Herringer
Kenneth W. Oder
T. Gary Rogers

Executive Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee is comprised entirely of independent directors. During fiscal year 2013, none of our executive officers served on the board of directors or compensation committee of any other entity that has an executive officer that serves on our Board or our Executive Compensation Committee.

SAFEWAY INC. AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the named executive officers for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011. The named executive officers are our Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers and our former Chief Executive Officer. Columns specified in the SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)(4)	Option Awards (3)(5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total
Robert L. Edwards, Chief Executive Officer and President (9)	2013	$1,057,842	$—	$3,735,848	$887,416	$876,423	$84,217	$213,382	$6,855,128
	2012	$840,552	$—	$3,126,823	$318,132	$534,862	$83,782	$89,506	$4,993,657
	2011	$682,987	$—	$1,416,626	$452,088	$638,935	$41,620	$68,013	$3,300,269
Peter J. Bocian, Chief Financial Officer and Executive Vice President	2013	$589,615	$250,000	$2,529,988	$1,016,000	$357,720	$—	$340,311	$5,083,634
Diane M. Dietz, Executive Vice President and Chief Marketing Officer	2013	$728,438	$—	$1,402,897	$335,100	$441,943	$37,313	$53,262	$2,998,953
	2012	$696,525	$—	$1,370,823	$318,132	$394,129	$41,294	$43,906	$2,864,809
	2011	$690,101	$—	$1,416,626	$452,088	$645,590	$23,261	$37,586	$3,265,252
Kelly Griffith, Executive Vice President, Retail Operations (10)	2013	$652,212	$—	$1,407,084	$322,596	$389,217	$5,011	$48,394	$2,824,514
Larree M. Renda, Executive Vice President (12)	2013	$819,846	$—	$1,402,897	$335,100	$497,401	$—	$66,762	$3,122,006
	2012	$770,829	$—	$1,897,623	$318,132	$436,173	$557,571	$59,156	$4,039,484
	2011	$690,579	$—	$1,416,626	$452,088	$646,036	$470,609	$47,586	$3,723,524
Steven A. Burd, Former Chairman and Chief Executive Officer(11) (12)	2013	$927,505	$—	$6,263,682	$1,401,015	$812,819	$—	$215,808	$9,620,829
	2012	$1,500,000	$—	$5,659,981	$1,313,513	$1,265,025	$1,431,694	$173,266	$11,343,479
	2011	$1,500,000	$—	$—	$6,130,000	$2,202,000	$1,529,044	$137,551	$11,498,595

SAFEWAY INC. AND SUBSIDIARIES

__________________________________________

(1)
This amount is the named executive officer's base compensation, which consists of the regular weekly base salary rate, excluding moving expenses, bonus pay and other payments that are not considered part of the computation of regular weekly salary rate, multiplied by the number of weeks (52 weeks) worked during 2013, 2012 and 2011. This amount also includes amounts earned but deferred at the election of the executive officer under our executive deferred compensation plans.

(2)	Mr. Bocian joined the Company as Executive Vice President and Chief Financial Officer effective February 19, 2013. Mr. Bocian received a one-time initial cash sign-on bonus in the amount of $250,000.

(3)
The amount shown is the aggregate grant date fair value of stock and option awards granted in each year and does not reflect compensation actually received by the named executive officer. Mr. Burd retired as Chairman and Chief Executive Officer of the Company effective May 14, 2013. Pursuant to the terms of our 2007 Equity and Incentive Award Plan, all of Mr. Burd's Company Options granted in 2013 (which were unvested as of his retirement date) and a prorated portion of his Performance Share Awards (219,571 shares) were canceled upon his separation from the Company. Of the remaining 53,000 Performance Share Awards, for performance above threshold, shares underlying the Performance Share Awards may be earned in the range of 26,500 to 106,000 shares based on the actual performance of the Company for the 2013-2015 performance period. See “Executive Compensation - How Compensation is Determined - Equity  - Performance Share Awards” elsewhere in this Form 10-K/A for details regarding the Performance Share Award goals.

(4)
This amount consists of the aggregate grant date fair value of grants of our restricted stock and Performance Share Awards in fiscal years 2013, 2012 and 2011, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, "Compensation - Stock Compensation." The Performance Share Awards granted in 2013 are subject to achievement of financial performance targets as described under the caption “Executive Compensation - How Compensation is Determined - Equity - Performance Share Awards” elsewhere in this Form 10-K/A. The aggregate grant date fair value of the Performance Share Awards is based on the probable outcome of the performance conditions as of the grant date. Actual payments will be based on our actual performance. The range of payments under the Performance Share Awards granted in fiscal 2013 (assuming threshold, target and maximum performance) is set forth below. For a description of the assumptions used to calculate the grant date fair values, see Note K to the Consolidated Financial Statements in the Original Filing.

Name	Threshold Amount	Target Amount (Reported)	Maximum Amount
Robert L. Edwards	$1,867,924	$3,735,848	$7,471,696
Peter J. Bocian	$—	$—	$—
Diane M. Dietz	$701,449	$1,402,897	$2,805,794
Kelly P. Griffith	$703,542	$1,407,084	$2,814,168
Larree M. Renda	$701,449	$1,402,897	$2,805,794
Steven A. Burd	$3,131,841	$6,263,682	$12,527,364

Pursuant to the terms of our 2007 Equity and Incentive Award Plan, Mr. Burd's Performance Share Awards will be prorated based on his separation date, and the aggregate grant date fair value of the prorated portion ranges from $609,091 for threshold performance, to $1,218,181 for target performance and $2,436,363 for maximum performance.

(5)
This amount consists of the aggregate grant date fair value of grants of Company Options in fiscal years 2013, 2012 and 2011, as applicable, computed in accordance with FASB ASC Topic 718. For a description of the assumptions used to calculate the grant date fair values, See Note K to the Consolidated

SAFEWAY INC. AND SUBSIDIARIES

Financial Statements in the Original Filing. All Company Options granted to the named executive officers in 2013, 2012 and 2011 have an exercise price equal to the closing sale price of shares of Company common stock on the date of grant. 2013 and 2012 grants become exercisable in annual cumulative installments of 25% of the number of Company Options granted over a four-year period; 2011 grants become exercisable in annual cumulative installments of 20% of the number of Company Options granted over a five-year period. Company Options granted to the named executive officers have a ten-year term. Actual gains, if any, on Company Option exercises are dependent on several factors, including the future performance of shares of Company common stock and the continued employment of the named executive officer. There can be no assurance that the amounts reflected in such calculation will be achieved.

(6)
This amount consists of the cash bonuses awarded under our Operating Bonus Plan and our Capital Bonus Plan to each of the named executive officers for 2013, 2012 and 2011, as applicable. The amounts disclose the actual bonuses earned for 2013, 2012 and 2011 performance which were paid in March 2014, March 2013 and March 2012, respectively. These amounts also include amounts earned but deferred at the election of the executive officer under our executive deferred compensation plans. For additional explanation of the non-equity incentive plan compensation amounts paid, see "Compensation Discussion and Analysis -- Elements of Compensation -- Annual Bonuses" earlier in this Form 10-K/A.

(7)
This amount shows the change in pension value in fiscal years 2013, 2012 and 2011, as applicable. There were no above-market or preferential earnings for any of the named executive officers in fiscal years 2013, 2012 and 2011 under our executive deferred compensation plans.

(8)
This amount consists of all other compensation for the named executive officers. Included are amounts reflecting the aggregate incremental cost to the Company of providing personal use of Company aircraft to the named executive officers. Such aggregate incremental cost is calculated on the basis of the additional variable operating costs to us, including fuel costs, mileage, trip-related maintenance, on-board catering, landing/ramp fees and other miscellaneous variable costs, resulting from such personal use. Fixed costs, which do not change based on usage, such as aircraft purchase costs, pilot salaries and the cost of maintenance not related to trips, are excluded from the calculation of incremental cost. For 2013, our aggregate incremental cost related to Mr. Edwards' personal use of Company aircraft was $89,148, and for Mr. Burd it was $136,694. Pursuant to a resolution of the Board, Mr. Burd, as our former CEO, was to use Company aircraft for all air travel, both business and personal, for security reasons. There were no incremental costs for personal use of Company aircraft for the other named executive officers. In 2013, this amount also includes $6,601 with respect to Mr. Burd’s commuting use of a Company-leased automobile, calculated by allocating the total costs associated with operating the vehicle on a proportionate basis between Mr. Burd’s business and personal uses. No other named executive officer makes use of a Company-provided automobile for non-business purposes. This amount further includes the 2013 capitalized amount of $7,627 related to security equipment installed in Mr. Burd’s residences, as well as $61,061 for service, repair, parts and back-up equipment required for the installation of the security equipment. The monthly maintenance charges related to Mr. Burd’s home security were paid by Mr. Burd and were not reimbursed by us. No other named executive officer has a Company-provided home security system. For Ms. Dietz, Mr. Griffith and Ms. Renda, 2013 includes our cost for financial planning services provided by a financial planning firm. For Mr. Bocian, includes $282,811 towards relocation expenses reimbursed by the Company. The relocation expenses included: $104,194 for closing expenses and other costs related to the sale of his prior residence; $50,000 home loss protection; $33,858 for shipping household goods; $27,667 in relocation allowances; $19,711 temporary living expenses; $10,373 for closing costs related to the purchase of his new residence, and $34,165 of tax gross-up payments on the relocation benefits provided. Included for all named executive officers are cash dividends earned on unvested restricted stock.

(9)	Mr. Edwards was promoted to the position of Chief Executive Officer and President effective May 15, 2013.

(10)	Mr. Griffith was promoted to the position of Executive Vice President and became an executive officer effective March 17, 2013.

(11)	Mr. Burd retired as Chairman and Chief Executive Officer effective May 14, 2013. Mr. Burd did not receive any severance or similar benefits in connection with his retirement.

(12)	For 2013, the change in pension value for Ms. Renda was ($141,833) and for Mr. Burd was ($835,008).

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for each of our named executive officers with respect to all grants of plan-based awards in the fiscal year

SAFEWAY INC. AND SUBSIDIARIES

ended December 28, 2013.

Name	Date of Executive Compensa-tion Committee Action	Grant Date(1)	Plan(2)	Est Future Payouts Under Non-Equity Incentive Plan Awards (3)			Est Future Payouts Under Equity Incentive Plan Awards (6)			All Other Stock Awards: Number of Shares of Stock or Units (7)	All Other Option Awards: Number of Securities Underlying Options (8)	Exercise or Base Price of Option Awards ($/Sh)(9)	Grant Date Fair Value of Stock and Option Awards (10)
				Threshold (4)	Target (4)	Maximum (5)	Threshold	Target	Maximum
Robert L. Edwards	2/12/2013	3/8/2013	2011 Equity Plan								84,775	$23.60	$427,266
	2/12/2013	3/8/2013	2011 Equity Plan				42,387	84,774	169,548				$1,788,731
	3/2/2013	5/15/2013	2007 Equity Plan				42,607	85,213	170,426				$1,947,117
	7/19/2013	7/22/2013	2007 Equity Plan								85,213	$25.89	$460,150
			Operating Bonus Plan	$—	$899,166	$1,798,331
			Capital Bonus Plan	$—	$158,676	$317,353
Peter J. Bocian	1/23/2013	3/1/2013	2011 Equity Plan								200,000	$24.10	$1,016,000
	1/23/2013	2/19/2013	2011 Equity Plan							100,000			$2,046,000
	1/23/2013	7/1/2013	2011 Equity Plan							20,772			$483,988
			Operating Bonus Plan	$—	$280,067	$560,134
			Capital Bonus Plan	$—	$88,442	$176,885
Diane M. Dietz	2/12/2013	3/8/2013	2011 Equity Plan								66,488	$23.60	$335,100
	2/12/2013	3/8/2013	2011 Equity Plan				33,244	66,488	132,976				$1,402,897
			Operating Bonus Plan	$—	$346,008	$692,016
			Capital Bonus Plan	$—	$109,266	$218,531
Kelly P. Griffith	2/12/2013	3/8/2013	2011 Equity Plan								42,387	$23.60	$213,630
	2/12/2013	3/8/2013	2011 Equity Plan				21,193.5	42,387	84,774				$894,366
	3/15/2013	3/18/2013	2011 Equity Plan				11,542.5	23,085	46,170				$512,718
	3/15/2013	4/29/2013	2011 Equity Plan								23,086	$23.51	$108,966
			Operating Bonus Plan		$309,801	$619,601
			Capital Bonus Plan		$97,832	$195,664
Larree M. Renda	2/12/2013	3/8/2013	2011 Equity Plan								66,488	$23.60	$335,100
	2/12/2013	3/8/2013	2011 Equity Plan				33,244	66,488	132,976				$1,402,897
			Operating Bonus Plan	$—	$389,427	$778,854
			Capital Bonus Plan	$—	$122,977	$245,954
Steven A. Burd	2/12/2013	4/1/2013	2007 Equity Plan								272,571	$25.70	$1,401,015
	3/29/2013	4/1/2013	2007 Equity Plan				136,285.5	272,571	545,142				$6,263,682
			Operating Bonus Plan	$—	$788,379	$1,576,759
			Capital Bonus Plan	$—	$139,126	$278,252

SAFEWAY INC. AND SUBSIDIARIES

___________________________________________________

(1)
In accordance with our policy regarding the timing of Company Option grants, the grant date for fiscal year 2013 Company Option grants under our LTIP program was the first day of our insider trading window period after the Executive Compensation Committee meeting at which such grants were approved. Each of Mr. Edwards and Mr. Griffith received a second award under the LTIP program in connection with his promotion in 2013.

(2)
For our executive officers, we maintain the Operating Bonus Plan, the Capital Bonus Plan (through 2013), the 2007 Equity Plan, the 2011 Equity Plan and, a Blackhawk 2006 Restricted Stock Plan for Safeway Executives (the “Blackhawk Plan”). Additional descriptions of each plan can be found in the narrative below.

(3)
Payouts under the non-equity incentive plans were based on performance in 2013. The information in the Threshold, Target and Maximum columns reflects the range of possible payouts when the performance goals were set in February and March 2013. The amounts actually paid under the Operating Bonus Plan and Capital Bonus Plan for 2013 are reported in the Non-Equity Incentive Plan Compensation column of the "Summary Compensation Table" elsewhere in this Form 10-K/A.

(4)
Pursuant to the Operating Bonus Plan and Capital Bonus Plan, performance below a specific threshold will result in no payment with respect to that performance goal. Performance at or above these minimums would result in a payment from $0 up to the maximum bonus amounts. The target levels under the Operating Bonus Plan for the 2013 fiscal year were for identical-store sales growth of 1.85% (excluding fuel) and net income of $289 million. Target performance under the Capital Bonus Plan for the 2013 fiscal year was set at 17.5% as the internal rate of return for first-year and third-year projects.

(5)
Pursuant to the Operating Bonus Plan and Capital Bonus Plan, the amounts shown in this column for 2013 for Mr. Edwards and Mr. Burd represent 200% of their base compensation (pro-rated, in the case of Mr. Edwards from the date of his appointment as CEO, and in the case of Mr. Burd from the date of his resignation as CEO), and for Mr. Bocian, Ms. Dietz, Mr. Griffith and Ms. Renda,125% of their base compensation (pro-rated, in the case of Mr. Bocian from the date of his appointment as Executive Vice President and Chief Financial Officer, and in the case of Mr. Griffith from the date of his appointment as Executive Vice President, Retail Operations).

(6)
Represents the range of potential payments of shares underlying Performance Share Awards granted to the named executive officers during 2013 pursuant to the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for our other named executive officers). Payments are based on performance relative to the companies in S&P 500 measured on the compounded annual growth rate of EPS, and range from 0% to 200% of the target amount. See "Compensation Discussion and Analysis" elsewhere in this Form 10-K/A for a more detailed description of the performance measures.

(7)
Represents shares of restricted stock granted to Mr. Bocian in connection with his hiring in February 2013. Such restricted stock vests 20% per year with vesting dates of February 19, 2014, February 19, 2015, February 19, 2016, February 19, 2017 and February 19, 2018.

(8)
Represents Company Options granted to the named executive officers during 2013 pursuant to the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for the other named executive officers). Such Company Option awards have a ten-year term and become exercisable in annual installments of 25%, commencing one year from the date of grant, with full vesting occurring on the fourth anniversary of the date of grant, except for the Company Option granted to Mr. Bocian, which becomes exercisable in annual installments of 20%, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant.

(9)
Represents the fair market value of shares of Company common stock on the date of grant, based on the closing market price of shares of Company common stock on such date as reported in The Wall Street Journal.

(10)	See Note K to the Consolidated Financial Statements in the Original Filing for an explanation of the assumptions made in the valuation of the Company Option and stock awards.

SAFEWAY INC. AND SUBSIDIARIES

Description of the Operating Bonus Plan
Bonus Awards

Eligibility. Each of our executive officers (including our CEO) is eligible for a bonus award for each fiscal year in an amount equal to a pre-established percentage, determined by the Executive Compensation Committee, of the amount obtained by multiplying the executive officer’s regular weekly base salary rate by the number of weeks during a pre-established plan year that the executive served as an executive officer, up to a maximum bonus of $3 million in the case of the CEO and $1.5 million in the case of the other executive officers. An executive officer is defined as an officer subject to Section 16(a) of the Exchange Act.

Business Criteria. Each executive officer’s bonus is based on a pre-established performance target which includes one or more of the following components: (i) identical-store sales; (ii) operating profit; and (iii) working capital. For purposes of such goal, identical-store sales and operating profit include all of our operations.

Bonus Amount. The bonus award for any executive officer is based on the achievement of specified levels above the performance target, but the Executive Compensation Committee, in its discretion, may reduce the amount payable to any executive officer. Prior to the payment of a bonus award to an executive officer, the Executive Compensation Committee must certify in writing the level of the performance goals attained.

Adjustments to Performance Components

The Operating Bonus Plan provides that for each fiscal year, the Executive Compensation Committee may provide for adjustments (as determined in accordance with GAAP) to any of the performance components for one or more items of gain, loss, profit or expense (i) determined to be extraordinary or unusual in nature or infrequent in occurrence, (ii) related to the disposal of a segment of a business, (iii) related to a change in accounting principles under GAAP, (iv) related to discontinued operations not qualifying as a business segment under GAAP, or (v) attributable to the business operations of any entity acquired by us during such fiscal year.

General

Base Salary Adjustments. Any change in base salary affected after the first day of the fiscal year may be taken into account, on a proportionate basis, in computing any bonus award for the fiscal year.

Method of Payment. Each bonus award may be paid, at the option of the recipient, in cash or in shares of Company common stock, or in any combination of cash and shares of Company common stock. Stock bonuses are awarded in accordance with the provisions of the 2007 Equity Plan for our CEO and the 2011 Equity Plan for our other executive officers.

Accounting Practices. The components of a performance target will be determined in accordance with our accounting practices in effect on the first day of the fiscal year, subject to the adjustments described above.

Amendment. The Operating Bonus Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board. However, to the extent required by Section 162(m) of the Code with respect to bonus awards that the Executive Compensation Committee determines are intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code, no action of the Board may modify the performance targets, target bonus awards or the percentages to be used to determine such bonus awards after the first 90 days of the fiscal year with respect to which such bonus awards relate.

SAFEWAY INC. AND SUBSIDIARIES

Description of the Capital Bonus Plan

Bonus Awards
Eligibility. Our executive officers and key employees who were responsible for making capital investment decisions during 2013 were eligible to receive bonus awards under the Capital Bonus Plan. The maximum bonus amount for each executive officer for the 2013 fiscal year was equal to a pre-established percentage (up to 30%), determined by the Executive Compensation Committee, of such executive officer’s annual base compensation, up to a maximum bonus of $350,000 ($500,000 in the case of the CEO).

Business Criteria. Each executive officer’s bonus under the Capital Bonus Plan was contingent on the achievement of one or more objectively determinable performance goals, such as operating profit, as well as certain recent capital investments, such as new stores or remodel capital investment projects, achieving targeted rates of return on invested capital. Capital performance generally is measured in periods occurring during the first and third fiscal years following completion of a particular project.

Bonus Amount. The actual bonus amount for each executive officer is based on the achievement of specified levels at or above the performance target, but we have retained the discretion to reduce or eliminate the bonus amount otherwise payable to an executive officer (including the CEO). Prior to the payment of a bonus award to an executive officer, the Committee must certify in writing the level of the performance goals attained.

Adjustments to Performance Components

The Capital Bonus Plan provides that for each fiscal year, the Executive Compensation Committee may provide for adjustments (as determined in accordance with GAAP to the extent applicable or, if not applicable, in accordance with our accounting practices, as in effect on the first day of the relevant performance period) to any of the performance components for one or more items of gain, loss, profit or expense (i) determined to be extraordinary or unusual in nature or infrequent in occurrence, (ii) related to the disposal or discontinued operation of a segment of a business (whether or not such segment qualifies as a “business segment” under GAAP), (iii) related to a change in accounting principle under GAAP, or (iv) attributable to the business operations of any entity acquired by us during such fiscal year.

General

Base Compensation Adjustments. Any change in eligibility or annual base compensation effected after the first day of the fiscal year is taken into account, on a proportionate basis, in computing any bonus award for the fiscal year.

Method of Payment. Each bonus under the Capital Bonus Plan will be paid in cash.

Amendment. The Capital Bonus Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board. However, to the extent required by Section 162(m) of the Code with respect to bonus awards that the Executive Compensation Committee determines are intended to be “qualified performance-based compensation” as described in Section 162(m)(4)(C) of the Code, no action of the Board may modify the performance targets after the first 90 days of the fiscal year with respect to which such bonus awards relate.

As noted earlier in this Form 10-K/A, in order to simplify the Company's executive compensation program, the Executive Compensation Committee determined to eliminate the Capital Bonus Plan starting in 2014

SAFEWAY INC. AND SUBSIDIARIES

and instead add an element of capital performance to the long-term equity incentive plan by introducing ROIC as one of the performance criteria under the Performance Share Award plan.
Description of the 2007 Equity Plan
In May 2007, our stockholders approved the 2007 Equity Plan. No awards have been made under the 1999 Equity Plan (which expired in 2009) since the 2007 Equity Plan became effective. In May 2011, our stockholders approved the 2011 Equity Plan. Except for awards to our CEO, no awards have been made to our executive officers under the 2007 Equity Plan since the 2011 Equity Plan became effective.
General Nature and Purpose. The principal purpose of the 2007 Equity Plan is to provide additional incentive for our directors, key employees and consultants (and the employees and consultants of our subsidiaries) to further our growth, development and financial success, and the growth, development and financial success of our subsidiaries, by personally benefiting through the ownership of Company common stock, or other rights that recognize such growth, development and financial success. The 2007 Equity Plan provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments.
Administration of the 2007 Equity Plan. The Executive Compensation Committee is the administrator of the 2007 Equity Plan. The Executive Compensation Committee has the power to: select which directors, employees and consultants are to receive awards and the terms of such awards, consistent with the 2007 Equity Plan; determine whether Company Options are to be non-qualified stock options or incentive stock options, or whether awards are to be “qualified performance-based compensation” under Section 162(m) of the Code; construe and interpret the terms of the 2007 Equity Plan and awards granted pursuant to the 2007 Equity Plan; adopt rules for the administration, interpretation and application of the 2007 Equity Plan; interpret, amend or revoke any of the rules adopted for the administration, interpretation and application of the 2007 Equity Plan; and amend one or more outstanding awards in a manner that does not adversely affect the rights and obligations of the holder of such award (except in certain limited circumstances).
Awards Under the 2007 Equity Plan. The 2007 Equity Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.
Award Limits. The 2007 Equity Plan provides that (i) awards covering not more than 2,000,000 shares of Company common stock may be granted to any of our executive officers in any calendar year or to any employee (other than an executive officer) in the calendar year of his or her hiring, and awards covering not more than 800,000 shares of Company common stock may be granted to any employee (other than an executive officer) in any subsequent year, and (ii) awards covering not more than 800,000 shares of Company common stock may be granted to any consultant in any year, in each case, subject to adjustment under certain circumstances in order to prevent the dilution or enlargement of the potential benefits intended to be made available under the 2007 Equity Plan. In addition, certain employees — those whose compensation in the year of grant is, or in a future calendar year may be, subject to the limitation on deductibility under Section 162(m) of the Code — may not receive cash-settled performance awards in any calendar year having an aggregate maximum amount payable in excess of $5,000,000.
Counting of Shares Subject to Awards. The number of shares of Company common stock available for issuance under the 2007 Equity Plan will be reduced by (i) 2.5 shares of Company common stock for each one share delivered in settlement of any “full value award” granted under the 2007 Equity Plan, which is any award other than a Company Option or stock appreciation right, and (ii) one share of Company common

SAFEWAY INC. AND SUBSIDIARIES

stock for each share of Company common stock delivered in settlement of all other awards granted under the 2007 Equity Plan. In the event of any termination, expiration, lapse or forfeiture of an award granted under the 2007 Equity Plan, any shares of Company common stock subject to the award at such time will again be made available for future grants under the 2007 Equity Plan. The add back of shares of Company common stock due to the replenishment provisions under the 2007 Equity Plan will be 2.5 shares of Company common stock for each share of Company common stock subject to a full value award that is surrendered or repurchased pursuant to the terms of the 2007 Equity Plan. In no event, however, will any shares of Company common stock again be available for future grants under the 2007 Equity Plan if such action would cause an incentive stock option to fail to qualify as an incentive stock option under Section 422 of the Code.

Description of the 2011 Equity Plan

In May 2011, our stockholders approved the 2011 Equity Plan. Our CEO is not eligible to participate in the 2011 Equity Plan.
General Nature and Purpose. The principal purpose of the 2011 Equity Plan is to provide additional incentive for our directors and key employees (other than our CEO) and consultants (and the employees and consultants of our subsidiaries) to further the growth, development and financial success of the Company and our subsidiaries by personally benefiting through the ownership of shares of Company common stock, or other rights that recognize such growth, development and financial success. The 2011 Equity Plan provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments.
Administration of the 2011 Equity Plan. The Executive Compensation Committee is the administrator of the 2011 Equity Plan. The Executive Compensation Committee has the power to: select which directors, employees and consultants are to receive awards and the terms of such awards, consistent with the 2011 Equity Plan; determine whether options are to be non-qualified stock options or incentive stock options, or whether awards are to be “qualified performance-based compensation” under Section 162(m) of the Code; construe and interpret the terms of the 2011 Equity Plan and awards granted pursuant to the 2011 Equity Plan; adopt rules for the administration, interpretation and application of the 2011 Equity Plan; interpret, amend or revoke any of the rules adopted for the administration, interpretation and application of the 2011 Equity Plan; and amend one or more outstanding awards in a manner that does not adversely affect the rights and obligations of the holder of such award (except in certain limited circumstances).
Awards Under the 2011 Equity Plan. The 2011 Equity Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.
Award Limits. The 2011 Equity Plan provides that (i) awards covering not more than 2,000,000 shares of Company common stock may be granted to any executive officer of the Company in any calendar year or to any employee (other than an executive officer) in the calendar year of his or her hiring, and awards covering not more than 800,000 shares of Company common stock may be granted to any employee (other than an executive officer of the Company) in any subsequent year, and (ii) awards covering not more than 800,000 shares of Company common stock may be granted to any consultant in any year, in each case, subject to adjustment under certain circumstances in order to prevent the dilution or enlargement of the potential benefits intended to be made available under the 2011 Equity Plan. In addition, certain employees — those whose compensation in the year of grant is, or in a future calendar year may be, subject to the limitation on deductibility under Section 162(m) of the Code — may not receive cash-settled performance awards in any calendar year having an aggregate maximum amount payable in excess of $5,000,000.

SAFEWAY INC. AND SUBSIDIARIES

Counting of Shares Subject to Awards. The number of shares of Company common stock available for issuance under the 2011 Equity Plan will be reduced by (i) 2.5 shares of Company common stock for each one share of Company common stock delivered in settlement of any “full value award” granted under the 2011 Equity Plan, which is any award other than a stock option or stock appreciation right, and (ii) one share of Company common stock for each share of Company common stock delivered in settlement of all other awards granted under the 2011 Equity Plan. In the event of any termination, expiration, lapse or forfeiture of an award (other than a full value award) granted under the 2011 Equity Plan, any shares subject to the award at such time will again be made available for future grants under the 2011 Equity Plan. The add back of shares of Company common stock due to the replenishment provisions of the 2011 Equity Plan will be 2.5 shares of Company common stock for each share of Company common stock subject to a full value award granted under the 2011 Equity Plan that is forfeited, expires or is settled in cash. In no event, however, will any shares of of Company common stock again be available for future grants under the 2011 Equity Plan if such action would cause an incentive stock option to fail to qualify as an incentive stock option under Section 422 of the Code.

Description of the Blackhawk Plan

Under the terms of the Blackhawk Plan, prior to the distribution of our shares of Blackhawk Class B common stock to our shareholders in April 2014 (the "Blackhawk Distribution"), we granted restricted stock awards to certain of our executives. The restricted stock awards were in the form of shares of Blackhawk common stock.
Purchase Price. The purchase price of the restricted shares of Blackhawk common stock was par value ($0.001 per share).
Vesting. An executive’s restricted shares are subject to time-based vesting. The executive must remain employed by us or one of our subsidiaries until the restricted shares vest. The initial awards generally were 20% vested on the grant date (on or about February 24, 2006) and vested in additional cumulative 20% installments on January 31 of each subsequent year through 2010. The subsequent named executive officer award made in May 2009 imposed a similar vesting schedule.
Repurchase of Unvested Shares. Following an executive’s termination of employment, Safeway has the right to repurchase any restricted shares that remain unvested at the original par value purchase price.
Corporate Transactions. An executive’s restricted shares will continue to be subject to vesting following the Blackhawk Distribution.

SAFEWAY INC. AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information for each named executive officer with respect to: (1) each grant of Company Options to purchase shares of Company common stock that was made at any time, had not been exercised and remained outstanding at December 28, 2013; (2) each award of restricted stock that was made at any time, had not vested and remained outstanding at December 28, 2013; and (3) each Performance Share Award that was made at any time, had not been earned or vested and remained outstanding at December 28, 2013. Columns specified in the SEC rules are omitted where there is no amount to report.

	OPTION AWARDS (1)					STOCK AWARDS (2)
									Equity Plan Incentive Awards (3)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Number of Shares or Units of Stock That Have Not Vested	Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested
Robert L. Edwards	236,000	59,000	(4)	$18.28	3/2/2019	36,308	$1,180,010	(13)	44,135	$1,434,388	(18)
	29,500	44,250	(7)	$22.41	3/10/2021	37,929	$1,232,693	(14)	169,987	$5,524,578	(19)
	16,551	49,652	(8)	$21.51	3/8/2022	66,666	$2,166,645	(15)	—	$—
	—	84,775	(10)	$23.60	3/8/2023	—	—		—	$—
	—	85,213	(12)	$25.89	7/22/2023	—	—		—	$—
Peter J. Bocian	—	200,000	(9)	$24.10	3/1/2023	100,000	$3,250,000	(16)	—	$—
Diane M. Dietz	236,000	59,000	(4)	$18.28	3/2/2019	9,078	$295,035	(13)	44,135	$1,434,388	(18)
	132,750	88,500	(5)	$24.67	3/5/2020	37,929	$1,232,693	(14)	66,488	$2,160,860	(19)
	29,500	44,250	(7)	$22.41	3/10/2021	—	—		—	$—
	16,551	49,652	(8)	$21.51	3/8/2022	—	—		—	$—
	—	66,488	(10)	$23.60	3/8/2023	—	—		—	$—
Kelly P. Griffith	—	20,000	(4)	$18.28	3/2/2019	10,000	$325,000	(17)	27,705	$900,413	(18)
	—	13,500	(5)	$24.67	3/5/2020	12,462	$405,015	(13)	65,472	$2,127,840	(19)
	—	10,000	(6)	$20.07	7/26/2020	23,143	$752,148	(14)	—	$—
	—	31,168	(8)	$21.51	3/8/2022	—	—		—	$—
	—	42,387	(10)	$23.60	3/8/2023	—	—		—	$—
	—	23,086	(11)	$23.51	4/29/2023	—	—		—	$—
Larree M. Renda	236,000	59,000	(4)	$18.28	3/2/2019	9,078	$295,035	(13)	44,135	$1,434,388	(18)
	132,750	88,500	(5)	$24.67	3/5/2020	37,929	$1,232,693	(14)	66,488	$2,160,860	(19)
	29,500	44,250	(7)	$22.41	3/10/2021	20,000	$650,000	(15)	—	$—
	16,551	49,652	(8)	$21.51	3/8/2022	—	—		—	$—
	—	66,488	(10)	$23.60	3/8/2023	—	—		—	$—
Steven A. Burd	—	—		—	—	—	—		120,219	$3,907,118	(20)
	—	—		—	—	—	—		53,000	$1,722,500	(21)

SAFEWAY INC. AND SUBSIDIARIES

______________________________________

(1)
Reflects all Company Options held by the named executive officers as of December 28, 2013. The exercise price of all Company Options is equal to the fair market value of shares of Company common stock on the date of grant, based on the closing market price of shares of Company common stock for such date as reported in The Wall Street Journal.

(2)	Reflects all unvested restricted stock awards and unearned Performance Share Awards held by the named executive officers as of December 28, 2013.

(3)	Reflects the unvested Performance Share Awards held by the named executive officers as of December 28, 2013.

(4)	Company Options vest 20% per year with vesting dates of 3/2/2010, 3/2/2011, 3/2/2012, 3/2/2013 and 3/2/2014.

(5)	Company Options vest 20% per year with vesting dates of 3/5/2011, 3/5/2012, 3/5/2013, 3/5/2014 and 3/5/2015.

(6)	Company Options vest 20% per year with vesting dates of 7/27/2011, 7/27/2012, 7/27/2013, 7/27/2014 and 7/27/2015.

(7)	Company Options vest 20% per year with vesting dates of 3/10/2012, 3/10/2013, 3/10/2014, 3/10/2015 and 3/10/2016.

(8)	Company Options vest 25% per year with vesting dates of 3/8/2013, 3/8/2014, 3/8/2015 and 3/8/2016.

(9)	Company Options vest 20% per year with vesting dates of 3/1/2014, 3/1/2015, 3/1/2016, 3/1/2017 and 3/1/2018.

(10)	Company Options vest 25% per year with vesting dates of 3/8/2014, 3/8/2015, 3/8/2016 and 3/8/2017.

(11)	Company Options vest 25% per year with vesting dates of 4/29/2014, 4/29/2015, 4/29/2016 and 4/29/2017.

(12)	Company Options vest 25% per year with vesting dates of 7/22/2014, 7/22/2015, 7/22/2016 and 7/22/2017.

(13)
Represents shares of Company common stock granted to the named executive officers on March 5, 2010 pursuant to the 2007 Equity Plan. Restricted stock vests 20% per year with vesting dates of 3/5/2011, 3/5/2012, 3/5/2013, 3/5/2014 and 3/5/2015.

(14)
Represents shares of Company common stock granted to the named executive officers on March 10, 2011 pursuant to the 2007 Equity Plan. Restricted stock vests 20% per year with vesting dates of 3/10/2012, 3/10/2013, 3/10/2014, 3/10/2015 and 3/10/2016.

(15)
Represents shares of Company common stock granted to the named executive officers on July 10, 2012 pursuant to the 2011 Equity Plan. Restricted stock vests 33.33% per year with vesting dates of 4/9/2013, 4/9/2014 and 4/9/2015.

(16)
Represents shares of Company common stock granted to the named executive officers on February 19, 2013 pursuant to the 2011 Equity Plan. Restricted stock vests 20% per year with vesting dates of 2/19/2014, 2/19/2015, 2/19/2016, 2/19/2017 and 2/19/2018.

(17)
Represents shares of Company common stock granted to the named executive officers on March 2, 2009 pursuant to the 2007 Equity Plan. Restricted stock vests 20% per year with vesting dates of 3/2/2010, 3/2/2011, 3/2/2012, 3/2/2013 and 3/2/2014.

(18)	Represents 66.67% of the target number of shares of Company common stock granted in 2012, which remained unearned and unvested as of December 28, 2013.

(19)
Represents 100% of the target number of shares of Company common stock granted in 2013, which remained unearned and unvested as of December 28, 2013. The Performance Share Awards are scheduled to vest after a three-year performance period upon achievement of the applicable performance goals, which determination will occur no later than March 15 of the calendar year following the end of the performance period during which the shares were earned, so long as the recipient remains employed through such time.

(20)	Represents a portion of the target Performance Share Awards granted in 2012 that were prorated based on separation from the Company that remain unearned and unvested as of December 28, 2013.

(21)	Represents a portion of the target Performance Share Awards granted in 2013 that were prorated based on separation from the Company that remain unearned and unvested as of December 28, 2013.

SAFEWAY INC. AND SUBSIDIARIES

OPTION EXERCISES AND STOCK VESTED

The following table shows the number of shares of Company common stock acquired by each named executive officer during fiscal year 2013 upon the exercise of Company Options and the number of shares of restricted stock held by each named executive officer that vested and the value of shares underlying Performance Share Awards that were earned and issued during fiscal year 2013. Value realized represents long-term gain over many years, and we do not consider it to be part of fiscal year 2013 compensation for the named executive officers who exercised Company Options or for whom restricted stock vested in 2013.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
		(1)		(2) (3)
Robert L. Edwards	273,000	$906,360	86,198	$2,141,920
Peter Bocian	—	$—	20,772	$483,780
Diane M. Dietz	293,000	$2,612,486	55,948	$1,371,830
Kelly P. Griffith	185,640	$621,232	37,797	$918,862
Larree M. Renda	293,000	$310,580	49,248	$1,213,603
Steven A. Burd	2,868,336	$9,979,130	94,114	$2,339,786

(1)
This amount represents the difference between the sale price and the Company Option exercise price, multiplied by the number of shares of Company common stock acquired upon exercise of the Company Option.

(2)
This amount represents the difference between the closing market price of Company common stock as reported in The Wall Street Journal on the date released to the employee and the award price, multiplied by the number of shares of Company common stock covered by the vested award.

(3)
Includes the value of shares underlying Performance Share Awards that were earned and issued based on achievement of performance goals for the 2012-2013 performance period. The number of shares of Company common stock issued and the value realized, based on the $24.89 closing price on March 19, 2013, the date of delivery of the shares of Company common stock, are as follows:

Name	Shares Issued	Value Realized
Robert L. Edwards	22,067	$549,248
Peter J. Bocian	-	$—
Diane M. Dietz	22,067	$549,248
Kelly P. Griffith	13,852	$344,776
Larree M. Renda	22,067	$549,248
Steven A. Burd	91,114	$2,267,827

POST-EMPLOYMENT COMPENSATION
PENSION BENEFITS
The following table quantifies the benefits expected to be paid to the named executive officers under the ERP, a qualified defined benefit pension plan; our Retirement Restoration Plan and our Retirement

SAFEWAY INC. AND SUBSIDIARIES

Restoration Plan II (collectively, the “RRP”), non-qualified and unfunded defined benefit pension plans; and the SERP, a non-qualified and unfunded defined benefit pension plan. Mr. Burd retired as our Chairman and Chief Executive Officer effective as of May 14, 2013. The Retirement Restoration Plan II became effective on January 1, 2005, in connection with the passage of Code Section 409A. The terms of the plans are described below the table.

The following actuarial assumptions were employed to derive the calculations shown on the table below: (1) pension economic assumptions consistent with pension financial reporting for the 2013 fiscal year were used for calculations at the end of 2013; (2) demographic assumptions are also consistent with pension financial reporting, with the exception of modified retirement and pre-retirement decrements as required by SEC guidance; (3) discount rates of 4.90% for the ERP, 4.60% for the RRP and 4.70% for the SERP; (4) a cash balance interest crediting and annuity conversion interest rate of 3.95%; and (5) an account balance interest crediting rate of 2.65%.

Additional actuarial assumptions used include the following: (1) mortality table for lump sum conversion - 2013 IRS Applicable Mortality Table; (2) retirement table for post-retirement mortality - RP2000 projected to 2020; (3) no pre-retirement mortality, turnover or disability; (4) form of payment assumption of 35% lump sum and 65% single life annuity for ERP and 100% single life annuity for RRP; (5) retirement age of 65 for cash balance only participants (Ms. Dietz and Mr. Edwards) and age 62 for participants in the ERP grandfather (Mr. Griffith and Ms. Renda).

Note that Mr. Burd is already in receipt of retirement benefits at the end of 2013, and the actual forms and amounts in pay status are valued.

Columns specified in the SEC rules are omitted where there is no amount to report.

Name	Plan Name(1)	Number of Years Credited Service (2)	Present Value of Accumulated Benefit (3)	Payments During Fiscal Year (4)
Robert L. Edwards	ERP	8.8	$108,644	—
	RRP	8.8	$396,575	—
Peter J. Bocian (5)	N/A	N/A	N/A	N/A
Diane M. Dietz	ERP	4.4	$32,751	—
	RRP (6)	4.4	$93,221	—
Kelly P. Griffith	ERP	26.4	$557,570	—
	RRP (6)	26.4	$266,952	—
Larree M. Renda	ERP	30.4	$940,743	—
	RRP	30.4	$2,484,286	—
Steven A. Burd	ERP (7)	19.8	$864,541	$26,230
	RRP (7)	19.8	$5,245,077	$158,667
	SERP (7)	N/A	$16,386,206	$665,405

(1)
We provide our eligible executives with retirement benefits that are in addition to those provided to our employees generally. These retirement benefits are provided using a combination of a qualified defined benefit pension plan and non-qualified defined benefit pension plans. Mr. Burd, who retired as Chairman and Chief Executive Officer effective as of May 14, 2013, was also covered by the SERP, an agreement for a supplemental retirement benefit. No other executive officer has a supplemental retirement benefit other than the RRP. Under the ERP, upon termination of employment for any reason (including in connection with a change in control), a participant may elect to receive his or her vested benefit via a lump sum payment or an annuity

SAFEWAY INC. AND SUBSIDIARIES

paid monthly. Under the RRP, upon termination of employment for any reason (including in connection with a change in control), a participant will receive his or her vested benefit via an annuity paid monthly. Under the ERP, in the event of termination of employment for any reason, a participant must have at least three years of service with us or must have reached age 55 to receive his or her accumulated benefits, and under the RRP, a participant must have reached age 55 to receive his or her accumulated benefits.

(2)
The number of years of credited service and the present value of accumulated benefits are calculated as of December 28, 2013, which is the measurement date used for reporting purposes in the Original Filing.

(3)
Account-based cash benefits were projected to the assumed retirement age using the appropriate interest rate (3.95% for cash balance, 2.65% for account balance). No future pay credits were assumed. These projected accounts were converted to annuities at the assumed retirement age (age 65 for Ms. Dietz and Mr. Edwards, age 62 for Mr. Griffith and Ms. Renda) using the annuity conversion mortality and interest assumptions used in our financial disclosures (e.g., cash balance accounts are converted using the end of fiscal 2013 IRS Applicable Mortality Table and 3.95% interest). Employee contribution account balances were converted to annuities at current assumptions. Benefits for Mr. Burd are the amounts and forms in pay status under each plan at the end of the 2013 fiscal year.  Benefits payable at the assumed retirement age were converted to a present value at that date using the mortality and interest assumptions for annuity present values that were used in our financial disclosures (e.g., end of fiscal year 2013 annuity was valued at assumed retirement age using RP2000 projected to 2020 mortality and 4.90% interest for the ERP, 4.60% interest for the RRP and 4.70% interest for the SERP). The ERP present value was calculated as 35% of the value of the lump sum form of payment plus 65% of the value of the single life annuity form of payment. The RRP present value was calculated as 100% of the value of the single life annuity form of payment. The present value determined at the assumed retirement age was discounted back to the end of the 2013 fiscal year using the pension financial reporting discount rate.

(4)
Mr. Burd retired as CEO effective as of May 14, 2013. Payments to Mr. Burd under the ERP and the RRP I commenced on August 1, 2013. Payments to Mr. Burd under the RRP II and SERP commenced on December 1, 2013 due to Mr. Burd's key officer status. The benefits distributed on December 1, 2013 were retroactive to June 1, 2013. All benefits are distributed as an annuity.

(5)	As of December 28, 2013, Mr. Bocian was not a participant in the ERP or RRP. Mr. Bocian became eligible to participate in the ERP and RRP II on March 1, 2014, based on his continued employment.

(6)
These amounts were not vested as of December 28, 2013. In the event the named executive officer’s employment had been terminated as of December 28, 2013, voluntarily, involuntarily (with or without cause) or as a result of a change in control, the named executive officer would have received $0 under this benefit.

(7)
Mr. Burd’s ERP, RRP and SERP benefits were valued by applying the present value assumptions and methods described above to the amounts and forms in pay status under each plan at the end of the 2013 fiscal year.

Description of Retirement Plans

Retirement, or pension, benefits are provided to our executive officers under the ERP, a qualified defined benefit pension plan, and the RRP. The RRP provides benefits to certain employees, including executive officers, that cannot be paid under the qualified ERP due to Code limitations on the amount of compensation that may be recognized and the amount of benefits that may be paid under the ERP. The RRP also recognizes all compensation deferred under our deferred compensation plans for purposes of determining such benefits. When calculating the maximum benefit payable under the RRP, no more than 35 years of participation in the ERP are included.

Effective July 1, 1999, the ERP was amended to provide benefits primarily under a cash balance formula. Benefits accrued prior to the change were converted to an opening cash balance as of July 1, 1999, equal to the present value of accrued benefits on June 30, 1999. Future benefits under the cash balance formula are accrued by the addition of compensation-based credits and interest credits to each participant’s cash balance until retirement. Interest credits are based on the annual rate of return on 30-year treasury securities.

Under the ERP, the named executive officer becomes vested in his or her accrued benefits after three years of service or reaching age 55, whichever occurs first. If he or she has three years of service with us, vested benefits under the ERP are available following termination, regardless of age. Benefits under the RRP are available to participants who terminate employment at or after age 55, and benefit payments commence within 90 days of the first day of the seventh month after such termination of employment. The normal retirement benefit under the Retirement Plans is determined as a life annuity that is actuarially equivalent (based on the annual rate of return on 30-year treasury securities and mortality assumptions specified in the ERP) to the cash balance at retirement. Active participants as of June 30, 1999 are also eligible for a minimum benefit based on the benefit formulas under the Retirement Plans in effect prior to July 1, 1999,

SAFEWAY INC. AND SUBSIDIARIES

under which benefits continued to accrue through June 30, 2006.

For the purposes of the Retirement Plans, the compensation-based credits are determined as a percent of the annual compensation we pay to the executive officer, including any amounts deferred under our non-qualified deferred compensation plans, but excluding equity grants and any special pay made solely in the discretion of the employer. The percentage applied to each year’s compensation increases with years of participation in the Retirement Plans (through December 30, 2008, from 6% upon commencement of participation to a maximum of 13% after completing 25 years of participation; and as of December 31, 2008, from 3% upon commencement of participation to a maximum of 6 ½% after completing 25 years of participation). Compensation under the cash balance formula for the named executive officers generally corresponds with the aggregate of the earned salary, plus bonuses for each such person.

Under the ERP or Retirement Restoration Plan, the accumulated benefit of each of the named executive officers will be payable if the executive dies after becoming vested or if death occurs prior to vesting but while the executive is still an employee. Under the Retirement Restoration Plan II, accumulated benefits are payable only if death occurs after age 55 while still an employee. The executive officer’s beneficiary can receive the executive’s accumulated benefits in the form of a lump sum (ERP only), an annuity paid monthly or in installments (the required form of payment under the Retirement Restoration Plan II if the beneficiary is not the surviving spouse).

In addition, under the RRP, each of the named executive officers (as well as other executive officers of the Company) is entitled to payment of a special death benefit if any of such individuals dies while employed as an executive officer or after retiring as an executive officer, regardless of age. If any of the named executive officers dies while employed as an executive officer of the Company, then the executive officer’s beneficiary will receive an RRP death benefit in a single lump sum payment equal to four times the executive’s base salary at the time of death, up to a maximum of $4 million, less any amount otherwise payable by the Company-provided life insurance. The life insurance beneficiaries of a named executive officer who retires after age 55 will be entitled to one of the following benefits at the time of the former executive officer’s death: (1) for death before age 70, the benefit is 100% of the former executive officer’s final average compensation at the time of retirement, with a maximum benefit of $1 million; or (2) for death after age 70, the benefit is 25% of the amount determined in (1) above. In December 2008, the Board amended the special death benefit to eliminate the post-retirement death benefit for any then-current employees below the level of Senior Vice President who are promoted to the position of Senior Vice President or higher on or after December 15, 2008 and for any new employees who join the Company on or after December 15, 2008.

Description of the SERP

In 2005, the Board approved the terms of an agreement for a supplemental retirement benefit for Mr. Burd, who retired as Chairman and Chief Executive Offer effective as of May 14, 2013. Under the terms of this agreement, Mr. Burd’s total retirement benefit was calculated as a percentage of his final average compensation (defined as the average of Mr. Burd’s base salary and bonus for the five consecutive years during his final ten years of service during which the total of his base salary and bonus was the highest). Based on Mr. Burd's retirement date of May 14, 2013, he is eligible to receive a retirement benefit equal to 59% of his final average compensation, offset by his benefits under the Retirement Plans.

Mr. Burd began to receive his accumulated net SERP benefit in the form of an annuity paid monthly on December 1, 2013, which was the first day of the seventh month after his termination of employment.

No other executive officer has a supplemental retirement benefit other than the RRP.

SAFEWAY INC. AND SUBSIDIARIES

NON-QUALIFIED DEFERRED COMPENSATION

The following table shows the non-qualified deferred compensation benefits for each of the named executive officers for the fiscal year ended December 28, 2013. No Company contributions were made for the named executive officers during the fiscal year ended December 28, 2013. Columns specified in the SEC rules are omitted where there is no amount to report.

Name	Aggregate Earnings in Last FYE		Aggregate Balance at Last FYE
Robert L. Edwards	$—		$—
Peter J. Bocian	$—		$—
Diane M. Dietz	$—		$—
Kelly P. Griffith	$—		$—
Larree M. Renda	$241,087	(1)	$1,370,769	(2)
Steven A. Burd	$—		$—

_______________________________________________

(1)	This amount reflects the credited earnings for Ms. Renda that accrued under our Executive Deferred Compensation Plan (the "DCP") and Executive Deferred Compensation Plan II (the "DCP II").

(2)
This amount reflects the aggregate balance as of December 28, 2013, of which $849,045 has previously been reported as compensation in prior years for Ms. Renda in the "Summary Compensation Table" located elsewhere in this Form 10-K/A.

Description of the Executive Deferred Compensation Plans

We have two deferred compensation plans that are non-qualified defined contribution plans: the Executive Deferred Compensation Plan and the Executive Deferred Compensation Plan II (collectively, the “Plan”), in which certain eligible officers, including executive officers, may participate. The Executive Deferred Compensation Plan was frozen as of December 31, 2004, and the Executive Deferred Compensation Plan II was adopted effective January 1, 2005, in connection with the passage of Section 409A of the Code. The Plan allows the officer to defer salary or bonus and to have these credited amounts mirror the investment performance of a selection of mutual funds. We do not credit matching contributions to the individual accounts of our executive officers under the Plan. We are responsible for making payments under the Plan from our general assets on designated distribution dates.

Participants can defer up to 100% of base salary and up to 100% of bonus, with a minimum of $5,000 for any plan year. The deferred amounts are credited to accounts established for the participants. Deferred amounts and credited earnings are held in a rabbi trust. Each participant is fully vested in the portions attributable to his or her own deferrals of salary and bonus.

At the time a participant makes a deferral election, he or she must elect when the amount attributable to such deferral election is to be distributed and whether such amount is to be paid in a lump sum or installments (provided the account balance is at least $50,000). Participants can schedule distributions to be paid while employed or upon retirement. If a participant terminates for reasons other than retirement (termination at age 55 or older) or disability, the participant’s account balance will be paid in a lump sum (commencing within 90 days of the first day of the seventh month after such termination of employment for any reason or, if earlier, within 90 days of the date of the participant’s death). The Executive Compensation Committee may permit an early distribution to a participant upon his or her demonstration of need due to an unforeseeable emergency.

SAFEWAY INC. AND SUBSIDIARIES

The table below shows the funds available under the Plan and the funds’ annual rate of return for the calendar year ended December 31, 2013. The performance results reported below are net of investment management fees. Participants can change investment allocations monthly. Any earnings or losses on each participant’s account are credited (or debited) with earnings (or losses) at the end of each month.

Name of Fund	Rate of Return	Name of Fund	Rate of Return
American Funds American Asset Allocation	22.62%	JHAM Smaller Company Growth*	34.37%
Davis Fundamental Value	32.78%	PIMCO Total Return	(2.56)%
Franklin Templeton International Value	25.46%	RCM/T. Rowe Price Science & Technology	42.74%
GMO U.S. Equity	27.52%	T. Rowe Price Blue Chip Growth	40.56%
Invesco-DFA Small Cap Opportunities*	2.88%	T. Rowe Price Equity-Income	29.33%
Jennison Capital Appreciation	36.65%	T. Rowe Price Mid Value	30.67%
JHAM 500 Index -- Class B	31.30%	T. Rowe Price Small Company Value	30.89%
JHAM Bond	(1.95)%	Wellington Mid Cap Stock	36.07%
JHAM Money Market	(0.52)%	Western Asset High Yield	7.91%

*The JHAM Smaller Company Growth Fund was replaced by the Invesco-DFA Small Cap Opportunities Fund effective December 6, 2013. The rate of return listed for the JHAM Smaller Company Growth Fund is for the year ended December 6, 2013. The rate of return for the Invesco-DFA Small Cap Opportunities Fund is for the period from December 9, 2013 through December 31, 2013.

In the event of a change in control, the Board, in its discretion, may terminate the Plan during the period from 30 days prior to the change in control to 12 months following the change in control. If the Plan is terminated, all vested benefits must be distributed to the Plan participants within the 12-month period following termination of the Plan. We have the discretion to distribute such vested benefits in a lump sum payment or installments during that 12-month period.

SAFEWAY INC. AND SUBSIDIARIES

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Historically, we had not entered into severance or change in control agreements with our executive officers providing for a cash payment in the event of a change in control or an executive’s termination of employment, whether such termination was voluntary, for cause or otherwise. As described below, effective February 19, 2014, we adopted the Executive Severance Plan, which provides for the payment of severance and other benefits to eligible employees in the event of certain terminations of employment.

No named executive officer currently has an employment agreement that provides a specific term of employment with us. Accordingly, the employment of any such executive officer may be terminated at any time at the discretion of the Board.

Under the Retirement Plans, in the event of a termination of employment of a named executive officer for any reason, including in connection with a change in control, the named executive officer is entitled to receive any vested retirement benefits that have accumulated as of the date of termination. For a discussion of the benefits that would be payable and the manner of payment to our named executive officers under the Retirement Plans and Mr. Burd’s SERP, see “Post-Employment Compensation--Pension Benefits” elsewhere in this Form 10-K/A. Under the Plan, in the event of a termination of employment of a named executive officer for any reason, including in connection with a change in control, the named executive officer is entitled to receive his or her account balance under such Plan as of the date of termination. For a discussion of the amounts payable and manner of payment to each of our named executive officers under the Plan, see “Non-Qualified Deferred Compensation” elsewhere in this Form 10-K/A.

Acceleration of Company Options, Performance Share Awards and Restricted Stock/Restricted Stock Units. In the event we undergo a change in control, all unvested Company Options and unvested restricted stock granted prior to February 14, 2012 will accelerate and become vested. For awards granted on or after February 14, 2012, our equity agreements provide for double-trigger acceleration of vesting upon a change in control. Specifically, upon a change in control, an equity award will become fully vested only if the acquiror does not agree to assume the award. In addition, if the award is assumed, it will become fully vested only in the event the executive's employment is terminated by the acquiror without cause or the executive terminates his or her employment for good reason within one year following the change in control. Our Performance Share Awards are also subject to such double-trigger acceleration and are payable at the greater of target or the number of shares that would have been earned based on actual achievement of the performance goals through the most recently completed fiscal year. The Blackhawk restricted stock held by the named executive officers does not vest in the event of a change in control of the Company. Below is a table that displays the 2013 fiscal year-end values of Performance Share Awards, Company Options and restricted stock that would vest in the event the executive's employment is terminated by the acquiror without cause or the executive terminates his or her employment for good reason within one year following the change in control.

Our 2014 Company Option and Restricted Stock Unit award agreements also provide for accelerated vesting in the event of death. In addition, 2014 awards that are granted at least 12 months prior to a qualifying retirement or any time prior to a permanent disability will continue to become exercisable, in the case of Company Options, or paid out, in the case of Restricted Stock Unit awards, based on the same vesting schedule in place for the award prior to such termination. A qualifying retirement is defined as a termination at age 58 or older after at least seven consecutive years of service to the Company. The Company believes that these protections contribute to a competitive compensation program for our employees.

Benefits Payable upon Death. Under the ERP or Retirement Restoration Plan, the accumulated benefit of each of the named executive officers will be payable if the executive dies after vesting or if death occurs prior to vesting but while the executive is still an employee. Under the Retirement Restoration Plan II,

SAFEWAY INC. AND SUBSIDIARIES

accumulated benefits are payable only if death occurs after age 55 while still an employee. The executive officer’s beneficiary can receive the executive’s accumulated benefits in the form of a lump sum (ERP only), an annuity paid monthly or in installments (the required form of payment under the Retirement Restoration Plan II if the beneficiary is not the surviving spouse). In addition, under the RRP, each of the named executive officers (as well as other executives of the Company) is entitled to payment of a special death benefit if any such individual dies while employed as an executive officer or after retiring as an executive officer, regardless of age, as described in the section of this Form 10-K/A titled “Post-Employment Compensation--Pension Benefits” above.

Set forth in the table below are (i) the fiscal year-end values of Performance Share Awards, Company Options and restricted stock that would vest in the event the executive's employment is terminated by the acquiror without cause or the executive terminates his or her employment for good reason within one year following a change in control and (ii) the amount that would have been payable to the beneficiaries of each of our named executive officers pursuant to the special death benefit under the RRP had such benefit been triggered as of December 28, 2013.

Name	Value of Performance Share Awards (1)	Value of Unvested Restricted Stock (2)	Value of Unvested Company Options (2)	RRP Lump Sum Death Payment (3)
Robert L. Edwards	$6,958,965	$4,579,348	$3,148,893	$3,500,000
Peter J. Bocian	$—	$3,250,000	$1,680,000	$—
Diane M. Dietz	$3,595,248	$1,527,728	$3,115,836	$2,428,516
Kelly P. Griffith	$3,028,253	$1,482,163	$1,441,729	$2,300,000
Larree M. Renda	$3,595,248	$2,177,728	$3,115,836	$2,796,000
Steven A. Burd (4)	$5,629,618	$—	$—	$1,000,000
_______________________________

(1)
Based on unvested Performance Shares Award vesting at target performance levels. For Mr. Burd, reflects value of prorated performance shares at target performance. Pursuant to the terms of the applicable equity plans and award agreements, in the event of a change in control of the Company, the number of shares earned and issued shall equal the greater of (a) the target number of performance shares set forth in the award agreement, and (b) the number of performance shares that would have been earned based on actual achievement of the Company's performance goals set forth in the award agreement through the most recently completed fiscal year prior to such change in control (calculated as if the most recently completed fiscal year prior to such change in control had been the end of the performance period).

(2)	Based on the fiscal year-end closing price per share of Company common stock of $32.50 as of December 28, 2013.

(3)	As of December 28, 2013, Mr. Bocian was not a participant in the RRP.

(4)
Mr. Burd retired from the Company on May 14, 2013. He did not receive any severance or similar benefits in connection with his retirement. As described under "Post-Employment Compensation Pension Benefits" elsewhere in this Form 10-K/A, based on Mr. Burd's retirement date of May 14, 2013, he is eligible to receive a retirement benefit equal to 59% of his final average compensation, offset by his benefits under the Retirement Plans.

Bonus Plans. In the event an executive officer’s employment terminates on or after the last day of the fiscal year and before actual bonuses are paid, whether due to resignation, retirement, disability or otherwise, the Executive Compensation Committee retains the discretion to determine whether the executive is entitled to a bonus payout based on that fiscal year’s results under our bonus plans. The estimated payout under these plans is described in the table under “Grants of Plan-Based Awards” earlier in this Form 10-K/A.

Perquisites. No perquisites, described in footnote 8 to the Summary Compensation Table in this Form 10-K/A, continue after termination of employment.

New Severance Plan. Effective February 19, 2014, we adopted the Executive Severance Plan which provides for the payment of severance and other benefits to eligible employees in the event of a termination of employment with the Company without cause or for good reason, each as defined in the Executive Severance

SAFEWAY INC. AND SUBSIDIARIES

Plan.

In the event of a qualifying termination and subject to the employee’s execution of a general release of liability against the Company, the Executive Severance Plan provides the following payments and benefits to the named executive officers:

•	continued payment of base salary until the second annual anniversary, in the case of the CEO, or the 18 month anniversary, in the case of each Executive Vice President, of the termination date;

•
upon attainment of the performance criteria with respect to the annual cash bonus for the year in which the termination occurs, a pro-rated bonus payable at the same time bonuses are paid to the Company’s executives generally; and

•
payment of COBRA premiums, or if eligible, participant contributions under the Safeway Inc. Welfare Benefits Plan for Retirees, or the equivalent, until the second annual anniversary, in the case of the CEO, or the 18 month anniversary, in the case of each Executive Vice President, of the termination date.

In addition, in the event of a qualifying termination during the 24-month period following a change in control, as defined in the Executive Severance Plan, and subject to the applicable participant’s execution of a general release of liability against the Company, the Executive Severance Plan provides the following payments and benefits to the named executive officers:

•	a lump sum payment equal to the executive officer’s base salary for two years, in the case of the CEO, or 18 months, in the case of each Executive Vice President;

•	a lump sum payment equal to the executive officer’s target cash bonus opportunity for the fiscal year of termination; and

•
payment of COBRA premiums, or if eligible, participant contributions under the Welfare Benefits Plan, or the equivalent, until the second annual anniversary, in the case of the CEO, or the 18 month anniversary, in the case of each Executive Vice President, of the termination date.

The Executive Severance Plan does not provide for a gross-up payment to any of the executive officers, or any other eligible employee, to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 (the “Excise Tax”) of the Code. Instead, the Executive Severance Plan provides that in the event that the payments described above would, if paid, be subject to the Excise Tax, then the payments will be reduced to the extent necessary so that no portion of the payments is subject to Excise Tax, provided that the net amount of the reduced payments, after giving effect to income tax consequences, is greater than or equal to the net amount of the payments without such reduction, after giving effect to the Excise Tax and income tax consequences.

DIRECTOR COMPENSATION

We believe that compensation for non-employee directors should be competitive and should encourage ownership of shares of Company common stock. Our compensation program for non-employee directors is intended to provide a competitive total compensation package designed in a manner consistent with conventional practices.

Compensation Each non-employee director receives an annual fee of $215,000 for service on the Board. For 2013, the Non-Executive Chairman received an additional annual fee of $25,000. As of January 1, 2014, the additional annual fee for the Non-Executive Chairman will be $125,000. The Chair of the Audit Committee also receives an additional annual fee of $25,000. Each other member of the Audit Committee receives an annual fee of $15,000. The Chairs of the Executive Compensation Committee and the Nominating and

SAFEWAY INC. AND SUBSIDIARIES

Corporate Governance Committee receive an annual fee of $15,000. Each other member of these committees receives an annual fee of $10,000. Each member of the Executive Committee, except Mr. Edwards and Mr. Tauscher, receives an annual fee of $15,000. All fees are payable quarterly.

Deferred Stock Units Under the Deferred Compensation Plan for Safeway Non-Employee Directors (the "DCPII"), as adopted in late 2006 and amended in 2007, for years prior to 2008, 50% of the fees each director received were automatically deferred into stock units based on an equivalent number of shares of Company common stock that could have been purchased with the deferred compensation. Starting with the 2008 plan year and through the 2013 plan year, $50,000 of the fees each director received and 50% of the balance of such fees were automatically deferred into stock units. Starting with the 2014 plan year, $85,000 of the fees each director receives and 50% of the balance of such fees will automatically be deferred into stock units These deferred amounts are payable only upon the director’s termination of service as a director. In addition, a non-employee director may elect to defer, until a specified calendar year or until retirement from the Board, all or any portion of the remainder of the director’s cash compensation. The director may elect to have such compensation credited to a cash credit account that accrues interest at the prime rate or a stock credit account. None of our non-employee directors has elected to have compensation credited to a cash credit account. Non-employee directors’ stock accounts are credited with additional stock units relating to the payment of dividends based on an equivalent number of shares of Company common stock that could have been purchased with the dividend payable on the number of shares of Company common stock to which the director’s stock units are then equivalent. All distributions of a director’s cash or stock credit account are made in cash.

Stock Ownership Requirements The Guidelines provide that by the date that is the later of (i) five years from the date on which a non-employee director is elected to the Board or (ii) December 4, 2009, that director must achieve (and thereafter maintain) a level of Company stock ownership of not less than five times the amount of the annual cash retainer earned for service on the Board. The shares may be acquired by a director by purchasing shares of Company common stock or by deferring his or her compensation under the terms of the DCPII.

The following table shows all cash and non-cash compensation provided in fiscal year 2013 to each of our non-employee directors who served as directors during fiscal year 2013. We do not award annual options or provide non-equity compensation or pension benefits to our non-employee directors. Columns specified in the SEC rules are omitted where there is no amount to report.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Company Option Awards (3)	Total (4)
Janet E. Grove	$56,250	$215,233	$—	$271,483
Mohan Gyani	$75,000	$188,075	$—	$263,075
Frank C. Herringer	$—	$270,822	$—	$270,822
George J. Morrow	$23,695	$58,414	$—	$82,109
Kenneth W. Oder	$—	$267,668	$—	$267,668
T. Gary Rogers	$87,269	$168,672	$—	$255,941
Arun Sarin	$85,000	$172,035	$—	$257,035
_________________________________________

(1)	Consists of the fees earned in cash through December 28, 2013.

(2)
Represents the total fees earned that were deferred into stock units in fiscal year 2013 pursuant to the DCPII through December 28, 2013, including dividends. Each director's stock credit account is credited, as of the last day of the calendar quarter, with a share of Company common stock equivalent to the number of shares of Company common stock (including

SAFEWAY INC. AND SUBSIDIARIES

fractions of a share) that could have been purchased at the average of the closing prices per share of Company common stock on each business day during the last month of the calendar quarter with the amount of the compensation deferred during the quarter under the DCPII. Amounts shown in the table are consistent with the fair values of such Company common stock equivalents credited to each director's account during 2013 under FASB ASC Topic 718. This amount also includes the total dividends paid during the year. As of the date any dividend is paid to holders of shares of Company common stock, the director’s stock credit account is credited with additional shares of Company common stock equivalents equal to the number of shares of Company common stock (including fractions of a share) that could have been purchased at the closing price per share of Company common stock on such date with the dividend paid on the number of shares of Company common stock to which the director’s stock credit account is then equivalent. As of December 28, 2013, the following numbers of shares of Company common stock were owned by each of the directors in his or her stock credit account:  Ms. Grove, 72,011 shares; Mr. Gyani, 60,603 shares; Mr. Herringer, 51,992 shares; Mr. Morrow, 2,163 shares; Mr. Oder, 54,428 shares; Mr. Rogers, 17,801 shares; and Mr. Sarin, 25,409 shares.

(3)
Prior to February 2010, each new director received an initial grant of Company Options to purchase 20,000 shares of Company common stock, which vested ratably over three years. There were no grants of Company Options made to directors in connection with their Board service during fiscal year 2013. The following numbers of Company Options were outstanding and held by each of the following non-employee directors serving as such as of December 28, 2013: Ms. Grove and Messrs. Gyani, Herringer, Oder and Sarin, 20,000. The following numbers of Blackhawk stock options were outstanding and held by each of the following non-employee directors serving as such as of December 28, 2013: Mr. Gyani and Mr. Sarin, 50,000. Such Blackhawk stock options vest ratably over five years.

(4)	The directors received no perquisites or other personal benefits in fiscal year 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock as of April 10, 2014 by (i) each of our directors, (ii) each of the named executive officers, (iii) all of our executive officers and directors as a group, and (iv) each person believed by us to own beneficially more than 5% of our outstanding shares of Common Stock. Except as indicated by the notes to the following table, the holders listed below have sole voting and investment power over the shares beneficially held by them.

SAFEWAY INC. AND SUBSIDIARIES

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)
Robert L. Edwards (2)(3)	633,448	*
Janet E. Grove (2)	26,500	*
Mohan Gyani (2)	45,000	*
Frank C. Herringer (2)	43,000	*
George J. Morrow (2)	—	*
Kenneth W. Oder (2)	40,000	*
T. Gary Rogers (2)	—	*
Arun Sarin (2)	20,000	*
William Y. Tauscher (2)	6,467	*
Peter J. Bocian (2)	145,473	*
Diane M. Dietz (2)(3)	652,549	*
Kelly P. Griffith (2)(4)	107,639	*
Larree M. Renda (2)(3)	724,556	*
Steven A. Burd (5)	1,240,036	*
All executive officers and directors as a group (21 persons) (2)(3)	4,564,195	2.0%
The Vanguard Group, Inc. (6) 100 Vanguard Boulevard, Malvern, PA 19355	16,647,762	6.9%
FMR LLC (7) 245 Summer Street, Boston, MA 02210	14,372,417	6.0%
BlackRock, Inc. (8) 40 East 52nd Street, New York, NY 10022	12,843,074	5.2%
_____________________________

*	Less than 1%

(1)
For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire as of June 9, 2014 (60 days after April 10, 2014 ). For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares that such person or persons has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. For purposes of this table, stock units (into which directors’ fees are deferred under the DCPII) are not included in directors’ beneficial ownership of Company common stock. For a discussion of directors’ stock units, see “Director Compensation” elsewhere in this Form 10-K/A. The address of each of the directors and executive officers included in this table is c/o Safeway Inc., 5918 Stoneridge Mall Road, Pleasanton, CA 94588-3229. Unless otherwise indicated, each of the directors, named executive officers and other executive officers has sole voting and/or investment power with respect to the shares disclosed.

(2)
Includes shares issuable upon the exercise of stock options that are exercisable as of June 9, 2014, as follows: Mr. Edwards, 414,850; Ms. Grove and each of Messrs. Gyani, Herringer, Oder and Sarin, 20,000; Messrs. Morrow and Rogers, 0; Mr. Tauscher, 2,000; Mr. Bocian, 40,000; Ms. Dietz and Ms. Renda, 565,974; Mr. Griffith, 53,509; and all executive officers and directors as a group, 2,279,418.

(3)
In addition to the shares of Company common stock reflected in the table above, certain of our executive officers hold shares of common stock of Blackhawk, as follows: Ms. Dietz, 69,510; Mr. Edwards and Ms. Renda, 83,500; and all executive officers and directors as a group, 259,631. None of these individuals holds more than 1% of the outstanding common stock of Blackhawk.

(4)	Mr. Griffith was promoted to Executive Vice President, Retail Operations effective as of March 18, 2013.

(5)	Mr. Burd retired as Chairman and Chief Executive Officer effective as of May 14, 2013. The ownership information set forth in the table for Mr. Burd is as of such date.

(6)	All information regarding The Vanguard Group, Inc. is based on the Schedule 13G filed with the SEC on February

SAFEWAY INC. AND SUBSIDIARIES

12, 2014 by The Vanguard Group, Inc. on behalf of itself and its subsidiaries, Vanguard Fiduciary Trust Company ("VFTC") and Vanguard Investments Australia, Ltd. ("VIA"). At December 31, 2013, VFTC was the beneficial owner of 313,019 of such shares as a result of serving as an investment manager of collective trust accounts, and VIA was the beneficial owner of 147,902 of such shares as a result of serving as an investment manager of Australian investment offerings. The Vanguard Group, Inc. has sole dispositive power over 16,279,043 of such shares, shared dispositive power over 368,719 of such shares and sole voting power over 405,221 of such shares.

(7)
All information regarding FMR LLC and its affiliates is based on the Schedule 13G filed with the SEC on February 14, 2014 by FMR LLC and Edward C. Johnson 3d. At December 31, 2013, (i) Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC, was the beneficial owner of 13,842,900 of such shares as a result of acting as an investment adviser to various investment companies registered under the Investment Company Act of 1940, (ii) Fidelity Management Trust Company, a wholly-owned subsidiary of FMR LLC and a bank, was the beneficial owner of 77,923 of such shares as a result of serving as investment manager of the institutional accounts, (iii) Strategic Advisers, Inc., a wholly-owned subsidiary of FMR LLC, was the beneficial owner of 7,623 of such shares in its capacity as an investment adviser to individuals, (iv) Pyramis Global Advisers Trust Company, a bank that is an indirect wholly-owned subsidiary of FMR LLC, was the beneficial owner of 37,627 of such shares as a result of serving as investment manager of institutional accounts owning such shares and (v) FIL Limited was the beneficial owner of 406,344 of such shares as a result of providing investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FMR LLC and Edward C. Johnson 3d each has sole dispostive power over all 14,372,417 of the shares and sole voting power over 529,517 of such shares.

(8)
All information regarding BlackRock, Inc. is based on the Schedule 13G filed with the SEC on January 30, 2014 by BlackRock, Inc. on behalf of itself and its subsidiaries, BlackRock Advisors, LLC, BlackRock Capital Management, BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited, BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock Fund Managers Limited, BlackRock Life Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd., BlackRock Investment Management (UK) Limited and BlackRock Fund Management Ireland Limited. At December 31, 2013, BlackRock, Inc. had sole voting power over 10,615,277 of the shares and sole dispositive power over all 12,843,074 shares.

SAFEWAY INC. AND SUBSIDIARIES

The following table provides information as of December 28, 2013 about equity awards under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	11,845,277 (2)	$21.90 (3)	16,337,242
Equity compensation plans not approved by security holders	0	N/A	0
Total	11,845,277	$21.90	16,337,242

(1)
Reflects securities to be issued under the 1999 Equity Plan, the 2007 Equity Plan and the 2011 Equity Plan. Includes shares issuable under the 1999 Equity Plan pursuant to awards of Company Options made under prior plans we maintained, which were consolidated into the 1999 Equity Plan upon approval by our stockholders.

(2)	Consists of 7,728,655 outstanding Company Options, 1,884,359 outstanding Performance Share Awards and 2,232,263 outstanding shares of restricted stock.

(3)	Represents the weighted-average exercise price for the 7,728,655 outstanding Company Options as of December 28, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2007, the Board adopted a written policy and procedures for the review, approval or ratification of “Related Party Transactions.” For purposes of the policy, a “Related Party Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of our subsidiaries) was, is or will be a participant, and the amount involved exceeds $120,000, and in which any Related Party had, has or will have a direct or indirect interest. The policy defines “Related Party” as:

•	Any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

•	Any person who is known to be the beneficial owner of more than 5% of any class of our voting securities;

•
Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and

•
Any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or is in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Under the policy, the Audit Committee reviews the relevant facts and circumstances of each Related Party Transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the Related Party’s interest in the transaction, and either approves or disapproves the Related Party Transaction. A Related Party Transaction may be consummated and continue only if the Audit Committee has approved or ratified such transaction in

SAFEWAY INC. AND SUBSIDIARIES

accordance with the guidelines set forth in the policy. If advance Audit Committee approval of a Related Party Transaction requiring the Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the Chair of the Audit Committee, subject to ratification of the transaction by the Committee at the Committee’s next regularly scheduled meeting; provided that if ratification is not forthcoming, management shall make all reasonable efforts to cancel or annul the transaction. No director may participate in the approval of a Related Party Transaction for which he or she is a Related Party. In 2013, there were no Related Party Transactions that required review by the Audit Committee. The Audit Committee has reviewed and pre-approved certain types of Related Party Transactions, which are deemed approved or ratified, as applicable, under the policy, including the following:

•	Compensation:

•	to an executive officer or director of the Company if the compensation is required to be reported pursuant to Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934; or

•
to an executive officer of the Company, if such compensation would have been required to be reported under Item 402 of Regulation S-K as compensation earned for services to the Company if the executive was a “named executive officer” and such compensation has been approved, or recommended to our Board of Directors for approval, by the Executive Compensation Committee.

•	Transactions that are in our ordinary course of business and where the interest of the Related Party arises only:

•	from the Related Party’s position as a director of another corporation or organization that is a party to the transaction;

•
from the direct or indirect ownership by such Related Party and all other Related Parties, in the aggregate, of less than a 5% equity interest in another person (other than a partnership) which is a party to the transaction;

•	from both such positions and ownership described above; or

•
from the Related Party’s position as a limited partner in a partnership in which the Related Party and all other Related Parties, in the aggregate, have an interest of less than 5%, and the Related Party is not a general partner of and does not have another position in the partnership.

•
Transactions that are in our ordinary course of business and where the interest of the Related Party arises solely from the ownership of a class of our equity securities and all holders of such class of equity securities will receive the same benefit on a pro rata basis.

Director Independence

The Board has adopted director independence standards ("the "Director Independence Standards") to assist in determining each director’s “independence.” Our Director Independence Standards are in addition to, and go beyond, the “independent director” standards established by the New York Stock Exchange. Our Director Independence Standards are as follows:

(a)	A director will not be deemed independent if he or she has any of the following relationships:

(i)	the director is, or has been within the preceding eight years, employed by Safeway;

(ii)	the director has received, during the current calendar year or any of the three immediately preceding calendar years, remuneration of more than $100,000 for service by the director

SAFEWAY INC. AND SUBSIDIARIES

as an advisor, consultant or legal counsel to Safeway or to an executive officer of Safeway;

(iii)
the director holds more than 5% of the equity of an entity that has received, during the current calendar year or any of the three immediately preceding calendar years, remuneration of more than $100,000 for service as an advisor, consultant or legal counsel to Safeway or to an executive officer of Safeway;

(iv)
the director is employed or self-employed (other than as a director) by an entity that has received, during the current calendar year or any of the three immediately preceding calendar years, remuneration of more than $100,000 for service as an advisor, consultant or legal counsel to Safeway or to an executive officer of Safeway;

(v)	the director has a personal services contract(s) with Safeway, which results in payments of more than $100,000 during the current or preceding calendar year;

(vi)
the director has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from Safeway, other than for former service as an interim Chairman or CEO or other executive officer;

(vii)
an immediate family member[1] of the director has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from Safeway for serving as an executive officer of Safeway;

(viii)	an immediate family member of the director was employed by Safeway as an executive officer within the preceding eight years;

(ix)
(A) the director or an immediate family member is a current partner of a firm that is Safeway’s internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Safeway’s audit within that time;

(x)
a present Safeway executive officer is or was within the past three years on the board of directors of a company which employed the Safeway director or an immediate family member of the director as an executive officer at the same time;

(xi)
a Safeway director is a current employee, director, partner and/or holder of a greater than 5% equity interest, or an immediate family member is an executive officer, of another company which, during any of the last three fiscal years, received payments from Safeway, or made payments to Safeway, or was indebted to Safeway, or to which Safeway was indebted, and such payments were more than the greater of $1,000,000 or 1% of the other entity’s consolidated annual gross revenues, or the total amount of either company’s indebtedness to the other is greater than $1,000,000 or 1% of the total consolidated assets of such company; or

(xii)
a Safeway director serves as an officer, director or trustee of a charitable organization, and Safeway’s discretionary charitable contributions to the organization, in any of the three preceding fiscal years, were greater than the lesser of $500,000 or 1% of that organization’s total annual charitable receipts.

_____________________________
1 “Immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than employees) sharing a person's home.

SAFEWAY INC. AND SUBSIDIARIES

(b)
For relationships covered by the guidelines in subsection (a) above, compensation received by a director as a director of Safeway (including director and committee fees) and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service) shall not be considered in determining independence. Further, the fact that a director of Safeway also serves as a director of one or more of Safeway’s subsidiaries shall not be considered in determining independence, provided that such director is otherwise independent with regard to such subsidiary or subsidiaries in accordance with the guidelines in subsection (a) above and other applicable rules and regulations.

(c)
For relationships not covered by the guidelines in subsection (a) above, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, shall be made by the directors who satisfy the independence guidelines set forth in subsection (a) above. We will specifically explain in our annual proxy statement the basis for any Board determination that a relationship was immaterial despite the fact that it did not meet the categorical standards of materiality set forth in subsection (a) above.

(d)	References to Safeway in the described standards include any parent or subsidiary in a consolidated group with Safeway.

(e)	References to the director in subsections (ii), (iii), (iv), (v) and (xii) of subsection (a) include immediate family members of the director.

The Board has affirmatively determined that each of the Company's non-employee directors, Janet E. Grove, Mohan Gyani, Frank C. Herringer, George J. Morrow, Kenneth W. Oder, T. Gary Rogers and Arun Sarin, has no material relationship with Safeway and each is independent under Safeway’s Director Independence Standards and the “independent director” standards of the NYSE currently in effect. As a result, all but two of our current directors (Robert L. Edwards, our President and CEO, and William Y. Tauscher, Chief Executive Officer of our former subsidiary, Blackhawk) are independent. The Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee are comprised solely of independent directors.

In its determination of independence, the Board evaluated the facts and circumstances relating to the following transactions:

Mr. Gyani is a member of the board of directors of Union BanCal Corporation, which operates through its banking subsidiary, Union Bank of California (of which Mr. Gyani is also a board member). We did business with Union Bank of California in fiscal years 2011, 2012 and 2013. Mr. Gyani is not an employee of either Union BanCal Corporation or Union Bank of California, nor does Mr. Gyani receive any compensation from Union BanCal Corporation or Union Bank of California other than compensation as a director of each entity. The Board reviewed the payments made to, and received from, Union Bank of California during fiscal years 2011, 2012 and 2013 and determined that such amounts were immaterial pursuant to our Director Independence Standards and the “independent director” standards of the NYSE as then in effect.

SAFEWAY INC. AND SUBSIDIARIES

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to Safeway by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for professional services rendered for fiscal years 2013 and 2012.

	2013	2012
Audit Fees (1)	$9,705,000	$6,591,000
Audit-Related Fees (2)	$724,000	$593,000
Tax Fees (3)	$5,773,000	$2,020,000
All Other Fees (4)	$8,000	$64,000
_________________________________________

(1)
Audit Fees represent fees for professional services provided in connection with the audit of our consolidated annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, as well as audits of subsidiary financial statements (including statutory audits), regulatory filings, consents and other SEC matters. Audit Fees increased in 2013 primarily due to the audit of the standalone financial statements of our former subsidiary, Blackhawk Network Holdings, Inc., and services related to Blackhawk's initial public offering, as well as a standalone audit of Canada Safeway.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2013 and 2012 this category consisted primarily of services related to employee benefit plan audits.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance and tax planning and advice. Fees for tax compliance services totaled $378,000 and $216,000 in 2013 and 2012, respectively. Tax compliance services included federal, state, local and international income tax return assistance, sales and use tax return assistance and assistance with tax audits. Fees for tax planning and advice services totaled $821,000 and $1,269,000 in 2013 and 2012, respectively. In 2013 and 2012, there were additional fees of $4,574,000 and $535,000, respectively, related to planning and executing transactions predominantly relating to Canada Safeway.

(4)	All Other Fees consist of services related to an Internal Audit review in 2012.

Pre-Approval Process and Policy

All of the services performed by the independent auditors in 2013 and 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee in 2003. This policy describes the permitted audit, audit-related, tax and other services that the independent auditors may perform. The policy also requires that, each year, a description of the services expected to be performed by the independent auditors for that fiscal year in each of the specified categories be presented to the Audit Committee for pre-approval. Any pre-approval is detailed as to the particular service or category of services and generally is subject to a budget.

Any requests for audit, audit-related, tax and other services not contemplated by those pre-approved services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to each member of the Audit Committee. That member must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

Periodically, the Audit Committee reviews the status of services and fees incurred year-to-date against the original pre-approved services and fee levels and the forecast of remaining services and fees for the fiscal year. Any proposed services exceeding the pre-approved fee levels will require separate pre-approval by the Audit Committee.

SAFEWAY INC. AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed below are filed as part of this Form 10-K/A.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
SAFEWAY INC.

By:	/s/ Robert L. Edwards	Date:	April 24, 2014
Robert L. Edwards
President and Chief Executive Officer
(Principal Executive Officer)

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K/A FOR THE YEAR
ENDED DECEMBER 28, 2013

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications.