Form 10-Q
period 2014-03-22
SAFEWAY INC
filed 2014-04-30
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2014

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
As of April 23, 2014, there were issued and outstanding 230.3 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Sales and other revenue	$8,260.9	$8,176.9
Cost of goods sold	(6,100.7)	(6,010.6)
Gross profit	2,160.2	2,166.3
Operating and administrative expense	(2,105.5)	(2,051.8)
Operating profit	54.7	114.5
Interest expense	(51.2)	(64.2)
Loss on foreign currency translation	(153.1)	—
Other income, net	13.8	6.3
(Loss) income before income taxes	(135.8)	56.6
Income taxes	52.7	3.1
(Loss) income from continuing operations, net of tax	(83.1)	59.7
(Loss) income from discontinued operations, net of tax	(15.5)	59.1
Net (loss) income before allocation to noncontrolling interests	(98.6)	118.8
Noncontrolling interests	1.0	0.1
Net (loss) income attributable to Safeway Inc.	$(97.6)	$118.9

Basic (loss) earnings per common share:
Continuing operations	$(0.36)	$0.25
Discontinued operations	(0.07)	0.25
Total	$(0.43)	$0.50

Diluted (loss) earnings per common share:
Continuing operations	$(0.36)	$0.25
Discontinued operations	(0.07)	0.24
Total	$(0.43)	$0.49

Weighted average shares outstanding:
Basic	228.1	237.4
Diluted	228.1	238.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Net (loss) income before allocation to noncontrolling interests	$(98.6)	$118.8
Other comprehensive income:
Translation adjustments, net of tax	1.6	(32.0)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	7.3	15.6
Other, net of tax	0.9	(0.1)
Total comprehensive (loss) income including noncontrolling interests	(88.8)	102.3
Comprehensive income attributable to noncontrolling interests	1.0	0.1
Comprehensive (loss) income attributable to Safeway Inc.	$(87.8)	$102.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 22, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$2,691.4	$4,647.3
Receivables	605.5	1,211.4
Merchandise inventories	2,324.2	2,089.6
Prepaid expenses and other current assets	557.3	371.5
Assets held for sale	107.7	143.9
Total current assets	6,286.1	8,463.7

Property	17,912.5	17,722.7
Less accumulated depreciation and amortization	(10,428.5)	(10,185.2)
Property, net	7,484.0	7,537.5

Goodwill	464.6	464.5
Investment in unconsolidated affiliate	200.5	196.1
Other assets	588.5	557.7
Total assets	$15,023.7	$17,219.5

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	March 22, 2014	December 28, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$652.8	$252.9
Current obligations under capital leases	60.5	49.3
Accounts payable	2,299.8	3,376.4
Accrued salaries and wages	345.2	419.4
Income taxes payable	—	1,135.2
Other accrued liabilities	539.2	623.2
Total current liabilities	3,897.5	5,856.4
Long-term debt:
Notes and debentures	3,353.1	3,515.3
Obligations under capital leases	384.4	375.5
Total long-term debt	3,737.5	3,890.8
Pension and post-retirement benefit obligations	451.8	451.4
Accrued claims and other liabilities	1,172.6	1,145.8
Total liabilities	9,259.4	11,344.4
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 244.7 and 244.2 shares issued	2.4	2.4
Additional paid-in capital	2,013.7	1,981.9
Treasury stock at cost: 14.4 and 14.1 shares	(489.4)	(480.6)
Accumulated other comprehensive loss	(261.3)	(271.1)
Retained earnings	4,443.0	4,586.9
Total Safeway Inc. equity	5,708.4	5,819.5
Noncontrolling interests	55.9	55.6
Total equity	5,764.3	5,875.1
Total liabilities and stockholders’ equity	$15,023.7	$17,219.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	12 Weeks Ended
	March 22, 2014	March 23, 2013
OPERATING ACTIVITIES:
Net (loss) income before allocation to noncontrolling interests	$(98.6)	$118.8
Loss (income) from discontinued operations, net of tax	15.5	(59.1)
(Loss) income from continuing operations, net of tax	(83.1)	59.7
Reconciliation to net cash flow (used) provided by operating activities:
Depreciation and amortization	209.9	215.9
Property impairment charges	7.5	11.6
Share-based employee compensation	12.6	13.2
Equity in earnings of unconsolidated affiliate	(4.5)	(4.4)
Net pension and post-retirement benefits expense	17.6	26.5
Contributions to pension and post-retirement benefit plans	(5.1)	(23.3)
Loss on property retirements and lease exit costs, net	0.3	0.8
Increase in accrued claims and other liabilities	2.9	2.4
Deferred income taxes	—	(17.2)
Other	11.7	9.8
Changes in working capital items:
Receivables	38.2	28.1
Inventories at FIFO cost	(247.0)	(305.2)
Prepaid expenses and other current assets	(4.0)	(19.9)
Income taxes	(163.3)	(59.2)
Payables and accruals	(24.6)	78.0
Payables related to third-party gift cards, net of receivables	(564.3)	(600.3)
Net cash flow used by operating activities–continuing operations	(795.2)	(583.5)
Net cash flow (used) provided by operating activities–discontinued operations	(1,191.4)	28.2
Net cash flow used by operating activities	(1,986.6)	(555.3)

INVESTING ACTIVITIES:
Cash paid for property additions	(154.3)	(129.9)
Proceeds from sale of property	2.6	8.0
Proceeds from company-owned life insurance policies	—	68.7
Cash restricted by merger agreement for payment of mortgage	(40.0)	—
Other	(8.7)	(3.4)
Net cash flow used by investing activities–continuing operations	(200.4)	(56.6)
Net cash flow provided (used) by investing activities–discontinued operations	73.2	(15.0)
Net cash flow used by investing activities	(127.2)	(71.6)

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)
(Unaudited)
	12 Weeks Ended
	March 22, 2014	March 23, 2013
FINANCING ACTIVITIES:
Additions to long-term borrowings	238.4	614.9
Payments on long-term borrowings	(14.3)	(7.8)
Dividends paid	(46.0)	(41.9)
Net proceeds from exercise of stock options	15.8	14.5
Other	(3.5)	(7.8)
Net cash flow provided by financing activities–continuing operations	190.4	571.9
Net cash flow used by financing activities–discontinued operations	—	(0.8)
Net cash flow provided by financing activities	190.4	571.1

Effect of changes in exchange rates on cash	(32.5)	(1.5)
Decrease in cash and equivalents	(1,955.9)	(57.3)
CASH AND EQUIVALENTS:
Beginning of period	4,647.3	352.2
End of period	$2,691.4	$294.9
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks ended March 22, 2014 and March 23, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K, as amended. The results of operations for the 12 weeks ended March 22, 2014 are not necessarily indicative of the results expected for the full year or other future periods.
Recent Developments
On March 6, 2014, Safeway entered into an Agreement and Plan of Merger (the “Merger Agreement”), with AB Acquisition LLC (“AB Acquisition”), Albertson’s Holdings LLC (“Albertsons Holdings”), a subsidiary of AB Acquisition, Albertson’s LLC (“Albertson’s LLC”), a subsidiary of Albertsons Holdings, and Saturn Acquisition Merger Sub, Inc. (“Merger Sub” and together with AB Acquisition, Albertsons Holdings and Albertson’s LLC, “Albertsons”), a subsidiary of Albertsons Holdings, pursuant to which the parties agreed that, on the terms and subject to the conditions set forth in the Merger Agreement, Albertsons Holdings will acquire Safeway.
The Merger Agreement provides that, at the closing of the transactions contemplated thereby, Merger Sub will be merged with and into Safeway (the “Merger”), with Safeway continuing as the surviving corporation. Pursuant to the Merger, each outstanding share of common stock of Safeway will cease to be outstanding and will (other than excluded dissenting shares and shares held in treasury) be converted into the right to receive:
(i) $32.50 in cash,
(ii) pro-rata distributions of net proceeds with respect to certain sales of

(x)	Safeway’s real-estate development subsidiary, Property Development Centers, LLC, and assets comprised of Safeway’s shopping center portfolio including certain related Safeway stores (“PDC”); and

(y)	Safeway’s 49% interest (the “Casa Ley Interest”) in Casa Ley, S.A. de C.V., a Mexico-based food and general merchandise retailer (“Casa Ley”), and
(iii) if the closing of the Merger occurs after March 5, 2015, $0.005342 per day for each day from (and including) March 5, 2015 through (and including) the closing
((i), (ii) and (iii) together, the “ Per Share Merger Consideration”).
If the sales of PDC and/or the Casa Ley Interest are completed prior to the closing of the Merger, the net proceeds received by Safeway from these sales will be paid to Safeway stockholders at or before the closing. If the PDC sale and/or the sale of the Casa Ley Interest are not fully completed on or prior to the closing, Safeway stockholders will receive at the closing the applicable non-transferable contingent value rights ("CVR").
Each outstanding Safeway restricted stock award, restricted stock unit and performance share award covering shares of Safeway common stock shall vest and be cancelled in exchange for a right to receive the Per Share Merger Consideration with respect to the shares subject to the applicable award and, if necessary, a CVR.  Each outstanding option to purchase Safeway common stock will vest and be cancelled in exchange for the right to receive a payment equal to the excess, if any, of the cash portion of the Per Share Merger Consideration over the exercise price of the applicable option, and additionally, each Safeway option with an exercise price less than the cash portion of the Per Share Merger Consideration will receive the applicable non-transferable CVRs.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consummation of the Merger is subject to various customary conditions, including, among others, there not having been a “material adverse effect” on Safeway, compliance with covenants and accuracy of representations and warranties (in each case subject to materiality qualifiers), the adoption of the Merger Agreement by the requisite vote of Safeway’s stockholders and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger provided that Albertsons will not be obligated to agree to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on the parties to the Merger Agreement and their respective subsidiaries, taken as a whole, after giving effect to the reasonably anticipated economic benefits of the Merger.
Safeway’s board of directors (the "Board") plans to, subject to limited exceptions, recommend to its stockholders that they vote to adopt the Merger Agreement. The Board may change its recommendation to its stockholders to adopt the Merger Agreement in the event that the Company receives an acquisition proposal submitted in accordance with the Merger Agreement that the Board determines constitutes a superior proposal or following the occurrence of one or more other intervening events that were not known or reasonably foreseeable on the date of the Merger Agreement, and in each case, the Board determines in good faith after consultation with its financial advisors and outside legal counsel that failure to make a change in its recommendation would be inconsistent with the directors' fiduciary duties under applicable law. Safeway may also terminate the Merger Agreement to accept a superior proposal in certain circumstances, including payment by Safeway to AB Acquisition of a break-up fee and subject to compliance with the terms of the Merger Agreement. AB Acquisition has the right to terminate the Merger Agreement if the Board changes its recommendation to Safeway’s stockholders to adopt the Merger Agreement in a manner adverse in any material respect to AB Acquisition.
Distribution of Blackhawk Shares
The Merger did not alter Safeway’s previously announced plan to distribute the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders, which was completed on April 14, 2014.  See Note N. Because Safeway did not distribute the Blackhawk shares until after the end of the first quarter of 2014, Blackhawk is still included in continuing operations until the second quarter of 2014 when it will be reclassified as a discontinued operation.

Restricted Cash

In accordance with the Merger Agreement, the Company is required to contribute $40.0 million cash to PDC. This cash will be held in a reserve account until the earlier to occur of (i) payment in full of the mortgage indebtedness currently encumbering a shopping center in Lahaina, Hawaii and (ii) the release of the Company from any guaranty obligations in connection with such indebtedness.  As of March 22, 2014, Safeway has classified the $40.0 million as restricted cash and recorded it as Other Assets in the condensed consolidated balance sheet. The mortgage is included in Mortgage Notes Payable in Note G.

Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded no LIFO expense during the first 12 weeks of 2014 or during the first 12 weeks of 2013.
Corporate-Owned Life Insurance ("COLI")
Safeway has COLI policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. At March 22, 2014, the cash surrender value of the policies was $58.7 million, and the balance of the policy loans was $41.3 million, for a net of $17.4 million.
New Accounting Pronouncements
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the potential impact of ASU No. 2014-08 on its financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B–ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets and liabilities held for sale at March 22, 2014 and December 28, 2013 were as follows (in millions):

	March 22, 2014	December 28, 2013
Assets held for sale:
Dominick's property, net, held for sale	$97.6	$136.7
Other United States real estate assets held for sale	10.1	7.2
Total assets held for sale	$107.7	$143.9

Liabilities held for sale:
Dominick's:
Deferred gain on property dispositions	$15.6	$9.0
Obligations under capital leases	—	5.2
Deferred rent	0.2	2.6
Other liabilities	0.2	1.4
Total liabilities held for sale*	$16.0	$18.2
*Included in Other Accrued Liabilities on the consolidated balance sheet.
The notes to the consolidated financial statements exclude discontinued operations, unless otherwise noted. Historical financial information for Canada Safeway Limited ("CSL") and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation.
The financial results of discontinued operations for the 12 weeks ended March 22, 2014 and March 23, 2013 were as follows (in millions):

	March 22, 2014	March 23, 2013
Sales and other revenue:
CSL	$—	$1,493.2
Dominick's	7.3	329.9
Total	$7.3	$1,823.1

(Loss) income from discontinued operations, before income taxes:
CSL	$—	$76.2
Dominick's	(61.8)	(11.3)
Total	$(61.8)	$64.9

(Loss) gain on sale or disposal of operations, net of lease exit costs, before income taxes:
CSL	(5.1)	—
Dominick's	42.1	—
Total	$37.0	$—

Total (loss) income from discontinued operations before income taxes [1]	$(24.8)	$64.9
Income taxes on discontinued operations	9.3	(5.8)
(Loss) income from discontinued operations, net of tax	$(15.5)	$59.1
During the fourth quarter of 2013, the Company sold or closed all stores in the Dominick’s division. In 2013, cash proceeds on the sale of Dominick’s stores were $72.2 million, with a pre-tax loss of $493.1 million (including a $310.8 million charge described in the succeeding paragraph). In the first quarter of 2014, cash proceeds on the sale Dominick’s stores were $78.3 million, with a pre-tax gain of $42.1 million.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As previously reported, Safeway participated in four multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure. During the fourth quarter of 2013, the Company recorded expense of $310.8 million to discontinued operations, which represented the estimated multiemployer pension plan withdrawal liability. The withdrawal liability recorded during 2013 was based on information available to the Company at the time, without having yet received demand letters from the related multiemployer pension plans.  In April 2014, the Company received two demand letters, which resulted in the Company increasing the multiemployer pension plan withdrawal liability by $33.8 million ($21.1 million after tax) in the first quarter of 2014 (included in loss from discontinued operations in the condensed consolidated statement of operations). As of March 22, 2014, the estimated multi-employer pension plan withdrawal liability (included in Accrued Claims and Other Liabilities with a current portion in Other Accrued Liabilities in the condensed consolidated balance sheet) was $347.3 million, as compared to $310.8 million at December 28, 2013. Withdrawal liability is generally paid over time, and as such the Company expects to pay in the range of $10 million to $20 million per year, varying by year, for approximately 20 years. The final amount of the withdrawal liability due will be adjusted once final assessments have been received from the plans and the amount of the related payments are known. Such adjustment may be significantly greater than the amount recorded based on our actuarial estimate. Demand letters from the other two multiemployer pension plans may be received in 2014, or later.

NOTE C–SHARE-BASED EMPLOYEE COMPENSATION
The Company recognized share-based compensation expense of $12.6 million and $13.2 million in the first quarter of 2014 and 2013, respectively, as a component of operating and administrative expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s grants of stock options through the first quarter, by year, are as follows:

	2014	2013
Expected life (in years)	6.25	6.25	-	6.50
Expected stock volatility	27.9%	33.0%
Risk-free interest rate	2.0%	1.3%
Expected dividend yield during the expected term	2.8%	3.8%

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–(LOSS) INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating (loss) income per basic common share to those used in calculating (loss) income per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	March 22, 2014		March 23, 2013
	Diluted	Basic	Diluted	Basic
(Loss) income from continuing operations, net of tax	$(83.1)	$(83.1)	$59.7	$59.7
Noncontrolling interests	1.0	1.0	0.1	0.1
(Loss) income from continuing operations attributable to Safeway Inc.	(82.1)	(82.1)	59.8	59.8
Distributed and undistributed earnings allocated to participating securities	(0.4)	(0.4)	(0.6)	(0.6)
(Loss) income from continuing operations available to common stockholders	(82.5)	(82.5)	59.2	59.2

(Loss) income from discontinued operations, net of tax	(15.5)	(15.5)	59.1	59.1
Distributed and undistributed earnings allocated to participating securities	—	—	(0.6)	(0.6)
Income from discontinued operations available to common stockholders	(15.5)	(15.5)	58.5	58.5

Net (loss) income	$(97.6)	$(97.6)	$118.9	$118.9
Distributed and undistributed earnings allocated to participating securities	(0.4)	(0.4)	(1.2)	(1.2)
Net (loss) income available to common stockholders after earnings allocated to participating securities	$(98.0)	$(98.0)	$117.7	$117.7

Weighted average common shares outstanding	228.1	228.1	237.4	237.4
Common share equivalents	—		1.2
Weighted average shares outstanding	228.1		238.6

(Loss) earnings per common share:
Continuing operations	$(0.36)	$(0.36)	$0.25	$0.25
Discontinued operations	(0.07)	(0.07)	0.24	0.25
Total	$(0.43)	$(0.43)	$0.49	$0.50
Anti-dilutive shares totaling 3.9 million and 17.0 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended March 22, 2014 and March 23, 2013, respectively.
NOTE E–TAXES ON INCOME
In the first quarter of 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of COLI policies purchased in the early 1980s and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced tax expense by $17.2 million. In addition, income tax expense in the first quarter of 2013 was reduced by $5.0 million due to the resolution of federal income tax matters.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F–GOODWILL
A summary of changes in Safeway’s goodwill during the first 12 weeks of 2014 is as follows (in millions):

Balance – beginning of year:
Goodwill	$4,455.8
Accumulated impairment charges	(3,991.3)
464.5
Activity during the quarter:
Other adjustments (1)	0.1
0.1
Balance – end of quarter:
Goodwill	4,455.9
Accumulated impairment charges	(3,991.3)
Balance – end of quarter	$464.6

(1)	Primarily purchase price adjustments for Blackhawk's acquisition of Retailo AG.

NOTE G–FINANCING
Notes and debentures were composed of the following at March 22, 2014 and December 28, 2013 (in millions):

	March 22, 2014	December 28, 2013
Commercial paper	$238.4	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	400.0	400.0
Mortgage notes payable, secured	46.4	46.8
5.625% Senior Notes due August 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.1	21.4
	$4,005.9	$3,768.2
Less current maturities	(652.8)	(252.9)
Long-term portion	$3,353.1	$3,515.3

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	March 22, 2014		March 23, 2013
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(27.5)	$—	$(24.9)	$—
Service cost	9.8	0.2	9.7	0.1
Interest cost	22.2	0.8	19.7	0.7
Amortization of prior service cost (credit)	2.2	—	3.0	—
Amortization of unrecognized losses	9.8	0.1	18.0	0.2
Total	$16.5	$1.1	$25.5	$1.0

The Company contributed $5.1 million to its defined benefit pension plans and post-retirement benefit plans in the first 12 weeks of 2014 compared to $23.3 million in the first 12 weeks of 2013.  For the remainder of 2014, Safeway currently anticipates contributing an additional $8 million to these plans.
NOTE I–CONTINGENCIES

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

Note P to the Company's consolidated financial statements in its 2013 Annual Report on Form 10-K, as amended, provides information on certain litigation in which the Company is involved under the caption "Legal Matters." Except as noted below, there have been no subsequent material developments to these matters.

Since the announcement of the Merger, 12 purported class action complaints were filed by alleged stockholders of the Company against the Company, the individual directors of the Company, and against Cerberus Capital Management, L.P., AB Acquisition, Albertsons Holdings, Albertson’s LLC and/or Merger Sub.  Seven lawsuits were filed in the Delaware Court of Chancery, captioned Barnhard v. Safeway Inc., et al., C.A. No. 9445-VCL (March 13, 2014); Morales v. Safeway Inc., et al., C.A. No. 9455-VCL (March 18, 2014); Ogurkiewicz v. Safeway Inc., et al., C.A. No. 9454-VCL (March 18, 2014); Pipefitters Local 636 Defined Benefit Fund and Oklahoma Firefighters Pension and Retirement System v. Safeway Inc., et al., C.A. No. 9461-VCL (March 20, 2014); Cleveland Bakers and Teamsters Pension and Health & Welfare Funds v. Safeway Inc., et al., C.A. No. 9466-VCL (March 24, 2014); KBC Asset Management NV, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., Louisiana Municipal Police Employees’ Retirement System, and Bristol County Retirement System v. Safeway Inc., et al., C.A. No. 9492-VCL (March 31, 2014); and The City of Atlanta Firefighters’ Pension Fund v. Safeway Inc., et al., C.A. No. 9495-VCL (April 1, 2014), which have been consolidated by order of the Court as In Re Safeway Inc. Stockholders Litigation, Consol. C.A. 9445-VCL.

Four other lawsuits were filed in the Superior Court of the State of California, County of Alameda, and are captioned Lopez v. Safeway Inc., et al., Case No. HG14716651 (March 7, 2014); Groen v. Safeway Inc., et al., Case No. RG14716641 (March 7, 2014); Ettinger v. Safeway Inc., et al., Case No. RG14716842 (March 11, 2014); and Brockton Ret. Board v. Edwards, et. al., Case No. RG 14720450 (April 7, 2014). One lawsuit was filed in the United States District Court for the Northern District of California, and is captioned Steamfitters Local 449 Pensions Fund v. Safeway Inc., et al., Case No. 4:14-cv-01670 (April 10, 2014).

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each of the cases is purportedly brought on behalf of the Company stockholder class.  Collectively, the actions generally allege that the members of the Board breached their fiduciary duties in connection with the Merger because, among other things, the Merger involves an unfair price, a flawed sales process and preclusive deal protection devices.  The actions allege that the Company and various combinations of the Albertsons entities aided and abetted those alleged breaches of fiduciary duty.  Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger or unspecified money damages, costs and attorneys’ and experts’ fees.  The Company believes these claims are entirely without merit, and intends to vigorously defend these actions.
Guarantees
Note S to the Company’s consolidated financial statements, under the caption “Guarantees” of the 2013 Annual Report on Form 10-K, as amended, provides information on guarantees.

NOTE J–STOCKHOLDERS’ EQUITY
Cash Dividends Declared on Common Stock The following table presents information regarding cash dividends declared on Safeway’s common stock for the first 12 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total
2014
Quarter 1	03/12/14	03/24/14	$0.200	$46.2
2013
Quarter 1	03/14/13	03/25/13	$0.175	$42.2

Cash Dividends Paid on Common Stock The following table presents information regarding cash dividends paid on Safeway’s common stock through the first 12 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total
2014
Quarter 1	01/09/14	12/19/13	$0.200	$46.0
2013
Quarter 1	12/31/12	12/17/12	$0.175	$41.9

NOTE K–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at March 22, 2014 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Term deposits	$891.3	$—	$891.3	$—
Money market	11.0	11.0	—	—
Bankers' acceptances	205.3	—	205.3	—
Repurchase agreements	110.3	—	110.3	—
Commercial paper	514.4	—	514.4	—
Other	0.1	—	0.1	—
Short-term investments [1]	90.6	54.0	36.6	—
Non-current investments [2]	40.8	—	40.8	—
Total	$1,863.8	$65.0	$1,798.8	$—
Liabilities:
Contingent consideration [3]	$2.8	$—	$—	$2.8
Total	$2.8	$—	$—	$2.8

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Term deposits	$2,818.0	$—	$2,818.0	$—
Money market	449.0	449.0	—	—
Bankers' acceptances	309.6	—	309.6	—
Commercial paper	274.0	—	274.0	—
Short-term investments [1]	81.0	42.0	39.0	—
Non-current investments [2]	38.0	—	38.0	—
Total	$3,969.6	$491.0	$3,478.6	$—
Liabilities:
Contingent consideration [3]	$2.9	$—	$—	$2.9
Total	$2.9	$—	$—	$2.9

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 12 weeks of 2014 follows (in millions):

Contingent consideration

Balance at December 28, 2013	$2.9
Settlements	(0.1)
Balance at March 22, 2014	$2.8
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

During the first quarter of 2014, long-lived assets from continuing operations with a carrying value of $9.6 million, primarily store assets, were written down to their fair value of $2.1 million, resulting in an impairment charge of $7.5 million. During the first quarter of 2013, long-lived assets with a carrying value of $20.0 million, primarily store assets, were written down to their fair value of $8.4 million, resulting in an impairment charge of $11.6 million.
NOTE L–SEGMENTS
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
As a result of the Blackhawk initial public offering of its Class A common stock in 2013, the Company presents Blackhawk as a separate reportable segment. Because Safeway did not distribute the Blackhawk shares until after the end of the first quarter of 2014, Blackhawk is still included as a separate reportable segment in continuing operations until the second quarter of 2014 when it will be reclassified as a discontinued operation. Blackhawk is a leading prepaid payment network utilizing proprietary technology to offer a broad range of gift cards, other prepaid products and payment services. Blackhawk’s payment network supports its three primary constituents: consumers who purchase the products and services Blackhawk offers, content providers who offer branded products that are redeemable for goods and services, and distribution partners who sell those products. Blackhawk’s product offerings include gift cards, prepaid telecom products and prepaid financial services products, including general purpose reloadable ("GPR") cards and Blackhawk’s reload network. In the fourth quarter of 2013, Blackhawk acquired InteliSpend Prepaid Solutions TM, a leader in the corporate incentives and consumer promotions marketplace, and Retailo AG, a leading third-party gift card distribution network in Germany, Austria and Switzerland.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present information about the Company by segment (in millions):

	12 Weeks Ended
	March 22, 2014	March 23, 2013
Safeway
Sales and other revenue	$8,029.5	$7,993.4
Operating profit	60.6	114.2
(Loss) income before income taxes	(130.0)	56.0
Blackhawk*
Sales and other revenue	$231.4	$183.5
Operating (loss) profit	(5.9)	0.3
(Loss) income before income taxes	(5.8)	0.6
Total
Sales and other revenue	$8,260.9	$8,176.9
Operating profit	54.7	114.5
(Loss) income before income taxes	(135.8)	56.6
*Does not reflect noncontrolling interests in Blackhawk
The following tables presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended
	March 22, 2014		March 23, 2013
Non-perishables (1)	$3,392.0	41.1%	$3,378.0	41.3%
Perishables (2)	3,000.2	36.3	2,910.1	35.6
Fuel	877.4	10.6	959.0	11.7
Pharmacy	617.1	7.5	617.6	7.6
Blackhawk	231.4	2.8	183.5	2.2
Other (3)	142.8	1.7	128.7	1.6
Total sales and other revenue	$8,260.9	100.0%	$8,176.9	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M–OTHER COMPREHENSIVE INCOME OR LOSS
Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period, net of tax and were a loss of $87.8 million in the first 12 weeks of 2014 and income of $102.4 million in the first 12 weeks of 2013.
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

	12 Weeks Ended March 22, 2014
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)
Other comprehensive income before reclassifications	—	1.6	1.2	2.8
Amounts reclassified from accumulated other comprehensive income	12.1	—	—	12.1
Tax expense	(4.8)	—	(0.3)	(5.1)
Net current-period other comprehensive income	7.3	1.6	0.9	9.8
Ending balance	$(123.4)	$(137.2)	$(0.7)	$(261.3)

	12 Weeks Ended March 23, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive (loss) income before reclassifications	—	(32.0)	0.1	(31.9)
Amounts reclassified from accumulated other comprehensive income	24.7	—	—	24.7
Tax expense	(9.1)	—	(0.2)	(9.3)
Net current-period other comprehensive income (loss)	15.6	(32.0)	(0.1)	(16.5)
Ending balance	$(456.7)	$367.0	$(0.6)	$(90.3)

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE N–SUBSEQUENT EVENT
Distribution of Blackhawk Shares On March 24, 2014, Safeway's Board of Directors declared a special stock dividend to its stockholders of all of the 37.8 million shares of Class B common stock of Blackhawk owned by Safeway, representing approximately 94.2% of the total outstanding shares of Blackhawk's Class B common stock and approximately 72.0% of the total number of shares of Blackhawk common stock of all classes outstanding.  On April 14, 2014, Safeway distributed the special stock dividend to all Safeway stockholders of record on April 3, 2014 (the "Record Date").  The distribution took place in the form of a pro rata dividend of Blackhawk Class B common stock to each Safeway stockholder of record on the Record Date.  Safeway stockholders received 0.164291 of a share of Blackhawk Class B common stock for every share of Safeway common stock held as of the Record Date, less any shares withheld in respect of applicable withholding taxes.  No fractional shares of Blackhawk stock were distributed.  Instead, Safeway stockholders received cash in lieu of any fraction of a share of Blackhawk stock.

Assuming the acquisition by AB Acquisition is completed as contemplated by the Merger Agreement (see Note A), it is expected that Safeway’s distribution of Blackhawk shares will be taxable to Safeway and Safeway’s stockholders. Based on Safeway’s preliminary estimates and after the application of tax payments previously made in connection with Safeway's sale of shares in the initial public offering of Blackhawk's Class A common stock in April 2013, Safeway expects that the distribution of Blackhawk shares will result in an incremental tax to Safeway of approximately $360 million.

SAFEWAY INC. AND SUBSIDIARIES

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to pension and post-retirement benefit plan contributions; repayment of borrowings; sufficiency of liquidity for the foreseeable future; the timing of converting substantially all of the Company's Canadian cash and equivalents into U.S. dollars; the total amount of multiemployer pension plan withdrawal liability related to Dominick's; the annual amount of multiemployer pension plan withdrawal liability expected to be paid for Dominick's and the number of years expected to make those payments; the timing of the receipt of the demand letters from the remaining multiemployer pension plans related to Dominick's; debt financing contemplated in connection with the Merger; and plans for Safeway’s outstanding notes and debentures in connection with the Merger. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	The possibility that various closing conditions for the Merger (including the stockholder approval) may not be satisfied or waived;

•	The possibility of a failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory or other approvals;

•	The failure to obtain sufficient funds to close the Merger;

•	The failure of the Merger to close for any other reason;

•	The amount of fees and expenses related to the Merger;

•	The diversion of the Board’s attention from ongoing business concerns;

•	The effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees;

•	The Merger Agreement’s contractual restrictions on the conduct of our business prior to the closing of the Merger;

•	The possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely matter or at all;

•	The outcome of, or delays caused by, any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against us and others relating to the Merger;

•
General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volume levels and price per item trends;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our continuing efforts to expand corporate brands;

SAFEWAY INC. AND SUBSIDIARIES

•	Results of our programs to improve our perishables and center of store departments;

•	The impact of generic drugs on pharmacy sales and identical-store sales;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The outcome of the sale of substantially all the net assets of Canada Safeway Limited to Sobeys Inc. including the ability to project the impact of the transaction on our ongoing operations;
•The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

•
Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Potential costs and risks associated with actual or potential cyber attacks;

•	Data security or other information technology issues that may arise;

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures;

•	Legislative, regulatory, tax, accounting or judicial developments;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of key members of senior management;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our retail stores.

In addition, there is no assurance that any payments will be made with respect to the sales of the Casa Ley Interest and/or PDC, including with respect to the CVRs after the closing of the Merger. The right to receive any future payments with respect to the sales of the Casa Ley Interest and/or PDC, including with respect to the CVRs after the closing of the Merger, will be contingent on a number of factors, including our ability to sell all or a portion of the Casa Ley Interest and/or PDC, and the amount of net proceeds realized. There can be no assurance as to the value of the Casa Ley Interest and/or PDC or that stockholders will receive net proceeds in the amount of the value estimated in the joint press release previously issued by Safeway, or any other amount.
We undertake no obligation to update forward-looking statements to reflect new information, events or developments after the date hereof including without limitation the value of the Casa Ley Interest and/or PDC. Please refer to our most recent Annual Report on Form 10-K, as amended, Item 1A of this report and subsequent Current Reports on Form 8-K for more information regarding these risks and uncertainties. These reports are not intended to be a discussion of all potential risks or uncertainties, as it is not possible to predict or identify all risk factors.

SAFEWAY INC. AND SUBSIDIARIES

Additional Information and Where to Find It

This filing does not constitute a solicitation of any vote or approval in respect of the proposed Merger transaction involving Safeway or otherwise. In connection with the Merger, a special stockholder meeting will be announced soon to obtain stockholder approval. In connection with the Merger, Safeway filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") on April 17, 2014 and intends to file relevant materials, including a definitive proxy statement, with the SEC. Investors and security holders of Safeway are urged to read the definitive proxy statement and other relevant materials when they become available because they will contain important information about the Company, Albertsons and the proposed transaction. The proxy statement and other relevant materials (when they become available), and any other documents filed by Safeway with the Securities and Exchange Commission, may be obtained free of charge at the SEC’s website at www.sec.gov, at Safeway’s website at www.Safeway.com or by sending a written request to Safeway at 5918 Stoneridge Mall Road, Pleasanton, California 94588, Attention: Investor Relations.

Participants in the Solicitation

Safeway and its directors, executive officers and certain other members of management and employees may be deemed to be participants in soliciting proxies from the stockholders of Safeway in favor of the Merger. Information regarding the persons who may, under the rules of the SEC, be considered to be participants in the solicitation of Safeway’s stockholders in connection with the proposed transaction and their ownership of Safeway’s common stock will be set forth in Safeway’s proxy statement for its special meeting. Investors can find more information about Safeway’s executive officers and directors in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as amended, and in its definitive proxy statement filed with the SEC on Schedule 14A on April 1, 2013.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
MANAGEMENT OVERVIEW The Company’s results of operations can be affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. The Company believes that recently consumer confidence has improved modestly, but remains cautious. The Company is responding to this challenging environment with new marketing programs, such as just for U™, and a continuing focus on cost control.
RECENT DEVELOPMENTS
Definitive Merger Agreement
On March 6, 2014, Safeway and Albertsons announced the Merger Agreement. The Merger Agreement was unanimously approved by the Board of Directors of Safeway. See Note A to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Distribution of Blackhawk Shares

The Merger did not alter Safeway’s previously announced plan to distribute the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders, which was completed on April 14, 2014. See Note N to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

DISCONTINUED OPERATIONS Historical financial information for Canada Safeway Limited ("CSL" ) and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The disclosures in this Management's Discussion and Analysis focus on continuing operations, unless otherwise noted. The financial results of discontinued operations for the 12 weeks ended March 22, 2014 and March 23, 2013 were as follows (in millions):

	March 22, 2014	March 23, 2013
Sales and other revenue:
CSL	$—	$1,493.2
Dominick's	7.3	329.9
Total	$7.3	$1,823.1

(Loss) income from discontinued operations, before income taxes:
CSL	$—	$76.2
Dominick's	(61.8)	(11.3)
Total	$(61.8)	$64.9

(Loss) gain on sale or disposal of operations, net of lease exit costs, before income taxes:
CSL	$(5.1)	$—
Dominick's	42.1	—
Total	$37.0	$—

Total (loss) income from discontinued operations before income taxes	$(24.8)	$64.9
Income taxes on discontinued operations	9.3	(5.8)
(Loss) income from discontinued operations, net of tax	$(15.5)	$59.1

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously reported, Safeway participated in four multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure.  In April 2014, the Company received two demand letters, which resulted in the Company increasing the multiemployer pension plan withdrawal liability by $33.8 million ($21.1 million after tax) in the first quarter of 2014 (included in loss from discontinued operations in the condensed consolidated statement of operations). This resulted in a reduction in the earnings from discontinued operations of $33.8 million ($21.1 million after tax) from the amount reported in the earnings release dated April 23, 2014. For more information on the withdrawal liability, see Note B to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.
INCOME BEFORE INCOME TAXES Safeway’s loss before income taxes was $135.8 million in the first quarter of 2014 compared to income before income taxes of $56.6 million in the first quarter of 2013. This decline was primarily the result of a loss on foreign currency translation of $153.1 million in 2014 and lower operating profit.
(LOSS) INCOME FROM CONTINUING OPERATIONS Loss from continuing operations, net of tax, was $83.1 million ($0.36 per diluted share) for the first quarter of 2014 and included a loss on foreign currency translation of $153.1 million ($93.4 million, net of tax, or $0.41 per diluted share).

In the first quarter of 2013, income from continuing operation, net of tax, was $59.7 million ($0.25 per diluted share) and included a $17.2 million ($0.07 per diluted share) reduction of income tax expense on corporate-owned life insurance ("COLI") policies and a $5.0 million ($0.02 per diluted share) reduction of tax expense due to the resolution of federal income tax matters.
SALES AND OTHER REVENUE Total sales increased to $8.3 billion in the first quarter of 2014 from $8.2 billion in the first quarter of 2013 due primarily to $125 million of higher identical-store sales and $44 million of higher other revenue, partially offset by $82 million of lower fuel sales. Fuel sales decreased primarily because the gallons sold decreased 4.7%, and the average retail price per gallon of fuel decreased 4.0%.
Identical-Store Sales*

	12 Weeks Ended
	March 22, 2014	March 23, 2013
As reported	0.5%	0.9%
Excluding fuel sales	1.8%	1.9%

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

Identical-store sales, excluding fuel, increased 1.8%. Average transaction size and transaction counts increased during the quarter.
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
Gross profit decreased 34 basis points to 26.15% of sales in the first quarter of 2014 compared to 26.49% of sales in the first quarter of 2013. Gross profit increased 30 basis points due to lower fuel sales. The offsetting 64 basis-point decline was largely due to strong cost inflation in produce, meat and pharmacy that have not been fully passed on to consumers.
Vendor allowances totaled $570.2 million in the first quarter of 2014 and $538.1 million in the first quarter of 2013. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 40 basis points to 25.49% of sales in the first quarter of 2014 from 25.09% of sales in the first quarter of 2013 for the following reasons:

Basis-point increase (decrease)
Impact of fuel sales	27
Increased administrative expense	15
Increased store occupancy costs	10
Merger-related expenses	6
Lower depreciation expense	(14)
Lower loss on property dispositions and impairment charges	(8)
Other individually immaterial items	4
40
INTEREST EXPENSE Interest expense declined to $51.2 million in the first quarter of 2014 from $64.2 million in the first quarter of 2013 because of a decline in average borrowings, partly offset by an increase in the average interest rate. Average borrowings declined $1,622 million to $4,313 million in the first quarter of 2014 compared to $5,935 million in the first quarter of 2013. The average interest rate increased 45 basis points to 5.14% in the first quarter of 2014 from 4.69% in the first quarter of 2013.

LOSS ON FOREIGN CURRENCY TRANSLATION Loss on foreign currency translation was $153.1 million ($0.41 per diluted share) in the first quarter of 2014. This loss was primarily the result of translating investments denominated in Canadian currency into U.S. currency for financial reporting purposes. At the end of the first quarter of 2014, Safeway had CAD2,985.4 million (USD2,667.5 million) of cash and equivalents denominated in Canadian dollars which came from the sale of substantially all of the net assets of Canada Safeway Limited in the fourth quarter of 2013. Safeway intends to convert substantially all of its Canadian cash and equivalents into U.S. dollars in the second quarter of 2014. The Canadian exchange rate has improved from 0.8935 at the end of the first quarter to 0.9068 as of April 28, 2014.
OTHER INCOME Other income increased to $13.8 million in the first quarter of 2014 from $6.3 million in the first quarter of 2013 primarily due to a $7.7 million increase in interest income.
INCOME TAXES Income taxes on continuing operations was a benefit of 38.8% of pre-tax loss in the first quarter of 2014 compared to a tax benefit of 5.5% on pre-tax income in the first quarter of 2013. The income tax benefit in the first quarter of 2013 included a $17.2 million reduction of tax expense on COLI policies and a $5.0 million reduction of tax expense due to the resolution of federal income tax matters.
BLACKHAWK FINANCIAL RESULTS
12 Weeks Ended March 22, 2014 Compared With 12 Weeks Ended March 23, 2013 Blackhawk revenue (excluding intercompany revenue to Safeway Inc.) was $231.4 million in the first quarter of 2014, up 26.1% from $183.5 million in the first quarter of 2013. This increase was primarily due to a 23% increase in commissions and fees driven by increases in world-wide closed loop gift card sales, a 46% increase in program, interchange, marketing and other fees due to strong open loop gift card sales in the U.S. and the acquisition of InteliSpend in late 2013, and a 19% increase in product sales. A net loss before taxes from Blackhawk of $5.8 million in the first quarter of 2014 was mainly due to an increase of $4.3 million in intangible

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

asset amortization expense related to the InteliSpend and Retailo acquisitions. Income before taxes was $0.6 million in the first quarter of 2013.
Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of Safeway’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s 2013 Annual Report on Form 10-K, as amended, includes a description of certain critical accounting policies, including those with respect to workers’ compensation, store lease exit costs and impairment charges, employee benefit plans and income tax contingencies.

Liquidity and Financial Resources
Net cash flow used by operating activities was $795.2 million in the first 12 weeks of 2014 compared to $583.5 million in the first 12 weeks of 2013. This change was largely due to the loss on foreign currency translation and higher tax payments in 2014.

Net cash flow used by investing activities increased to $200.4 million in the first 12 weeks of 2014 from $56.6 million in the first 12 weeks of 2013 primarily due to proceeds from COLI policies in the first quarter of 2013, an increase in restricted cash in 2014 and increased capital expenditures in 2014.

Net cash flow provided by financing activities was $190.4 million in the first 12 weeks of 2014 compared to $571.9 million in the first 12 weeks of 2013. This change was due primarily to lower additions to debt in 2014.

Due to the potential Merger, each of the major U.S. rating agencies have placed Safeway on negative watch.  If Safeway’s credit ratings are downgraded to below the Triple B (or equivalent) level, Safeway will not have the ability to borrow under its commercial paper program. However, Safeway expects to continue to have access to borrowings under the Credit Agreement referred to below.  Management believes that current levels of cash on hand, net cash flow from operating activities and potential borrowing under Safeway’s Credit Agreement will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.
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

	12 Weeks Ended
(in millions)	March 22, 2014	March 23, 2013
Net cash flow used by operating activities, as reported	$(795.2)	$(583.5)
Decrease in payables related to third-party gift cards, net of receivables	564.3	600.3
Net cash flow (used) provided by operating activities, as adjusted	(230.9)	16.8
Net cash flow used by investing activities	(200.4)	(56.6)
Free cash flow	$(431.3)	$(39.8)

Free cash flow provides information regarding the cash that the Company’s business generates, which management believes is useful to understanding the Company’s business. Free cash flow is also a useful indicator of Safeway’s ability to service debt and pay dividends that management believes will enhance stockholder value.
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

DISCONTINUED OPERATIONS
Net cash flow used by operating activities was $1,191.4 million in the first 12 weeks of 2014 compared to net cash flow provided by operating activities of $28.2 million in the first 12 weeks of 2013. During the first quarter of 2014, Safeway paid income taxes of $1.1 billion, most of which related to the income taxes on the gain on the sale of substantially all of the net assets of Canada Safeway Limited, which closed in the fourth quarter of 2013.

Net cash flow provided by investing activities was $73.2 million in the first 12 weeks of 2014 compared to net cash flow used by investing activities of $15.0 million in the first 12 weeks of 2013. During 2014, Safeway received net proceeds of $78.3 million from the sale of certain Dominick's stores and paid approximately $5.1 million of expenses related to the sale of substantially all of the net assets of Canada Safeway Limited.
CREDIT AGREEMENT The Company has a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks that terminates on June 1, 2015. The Credit Agreement provides (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and CSL, a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit. The Credit Agreement also provides for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. Safeway will guarantee the obligations of CSL under the Credit Agreement. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway, CSL and their respective subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with shareholders and affiliates and alter the character of its business from that conducted on the closing date. The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00. As of March 22, 2014, the Company was in compliance with these covenant requirements. At March 22, 2014, there were no borrowings outstanding and $35.6 million in letters of credit under the Credit Agreement. Total unused borrowing capacity under the Credit Agreement was $1,464.4 million on March 22, 2014.
TERM CREDIT AGREEMENT Safeway has a $700.0 million term credit agreement with a syndicate of banks which matures on March 19, 2015. The term credit agreement provides an up to $700.0 million three-year and three-month senior term credit facility available to Safeway. Loans under the term credit agreement carry interest, at Safeway’s option, at either a Base Rate (as defined in the Term Credit Agreement) plus a pricing margin or a Eurodollar Rate (as defined in the Term Credit Agreement) plus a pricing margin. The Term Credit Agreement covenants are substantially similar to the covenants contained in Safeway's existing bank credit agreement dated as of June 1, 2011, as previously disclosed under the caption "Credit Agreement." As of March 22, 2014, the Company was in compliance with these covenant requirements. At March 22, 2014, there were $400.0 million of outstanding borrowings under the Term Credit Agreement.
SHELF REGISTRATION  The Company has a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock that expires on October 24, 2014. At March 22, 2014, $1.95 billion of securities were available for issuance under the Safeway board of directors' authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $46.0 million and $41.9 million for the first quarters of 2014 and 2013, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

The Merger Agreement allows Safeway to pay its regular quarterly dividends over the next 12 months, prior to closing, and to increase the dividend within certain limits, assuming the Merger Agreement is closed during that time period. If the Merger Agreement is not closed within 12 months, Albertsons can extend the Merger Agreement by an additional three months under certain circumstances. During the extended time, Safeway would not be permitted to pay a dividend to its stockholders, but stockholders would receive additional cash consideration equal to 6% per annum on the $32.50 per share cash price for the number of days that pass during the three-month extension until closing.
STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first 12 weeks of 2014 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 22, 2014 was approximately $2.2 billion. The repurchase program has no expiration date but may be terminated by the board of directors.  The Merger Agreement does not allow the Company to repurchase its common stock under the Company’s stock repurchase program.  The Merger Agreement does permit the Company to repurchase its common stock from holders of options, restricted stock or performance shares in payment of the exercise price or any applicable taxes.
Capital Expenditure Program
For the first 12 weeks of 2014, Safeway invested $154.3 million in capital expenditures compared to $129.9 million for the first 12 weeks of 2013.

SAFEWAY INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes regarding the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s 2013 Annual Report on Form 10-K, as amended.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended March 22, 2014 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters
Information about legal proceedings appears under the caption "Legal Matters" in Note I to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2013 Annual Report on Form 10-K, except as noted below.
On March 6, 2014, Safeway and Albertsons entered into the Merger Agreement, as described under the caption “Recent Developments” in Note A to the condensed consolidated financial statements in this report.
The Merger is subject to a number of conditions to Albertsons’ and our obligations, which, if not fulfilled, may result in termination of the Merger Agreement.
The Merger Agreement contains a number of customary conditions to consummation of the Merger, including there not having been a “material adverse effect” on Safeway, each of Safeway's and Albertsons' compliance with covenants and the accuracy of each of Safeway's and Albertsons' representations and warranties, the approval and adoption of the Merger Agreement by the requisite vote of Safeway’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any temporary restraining orders, preliminary or permanent injunctions or other orders by any governmental entity making illegal, restraining or enjoining the Merger. Many of the conditions to consummation of the Merger are not within either Albertsons’ or our control, and neither party can predict when or if these conditions will be satisfied. The Merger Agreement provides for the ability of Albertsons or Safeway to terminate the Merger Agreement under certain circumstances, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by March 5, 2015 (the “Initial End Date,” unless the Initial End Date is extended by Albertsons (in its sole discretion) in certain circumstances to June 5, 2015).
Before the Merger can be completed, applicable waiting periods must expire or terminate under antitrust laws, and various approvals, consents or clearances must be obtained from certain regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant antitrust authorities will consider the effect of the Merger within their relevant jurisdictions. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on us and Albertsons. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger. In addition, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in the abandonment of the Merger.
The Merger is subject to approval from Safeway’s stockholders. Failure to obtain stockholder approval would prevent the consummation of the Merger.
Before the Merger can be completed, Safeway’s stockholders must approve and adopt the Merger Agreement. There can be no assurance that Safeway’s stockholders will approve the Merger. Failure to obtain this approval within the expected time frame, or having to make significant changes to the structure, terms or conditions of the Merger to obtain such approval, may result in a material delay in, or the abandonment of, the Merger. In addition, if Safeway’s stockholders do not vote to approve and adopt the Merger Agreement, then in certain circumstances we may be required to pay a termination fee to Albertsons of up to $250 million or may be required to reimburse up to $50 million of Albertsons’ documented out-of-pocket expenses in connection with the Merger Agreement, with any such expense reimbursement netted against any termination fee that may become payable.

SAFEWAY INC. AND SUBSIDIARIES

Failure to complete the Merger could have a negative impact on our stock price and our future business and financial results.
If the Merger is not completed, our ongoing business, financial condition and results of operations may be adversely affected, and we will be subject to several risks, including the following:

•
we may be required to pay a termination fee to Albertsons of up to $250 million or may be required to reimburse up to $50 million of Albertsons’ documented out-of-pocket expenses in connection with the Merger Agreement, with any such expense reimbursement netted against any termination fee that may become payable;

•
unless and until it is terminated, we will be prohibited by the Merger Agreement from seeking certain strategic alternatives, such as transactions with third parties other than Albertsons, and could therefore miss attractive alternatives to the Merger;

•	prior to any termination of the Merger Agreement, our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•	we will be required to pay certain costs relating to the Merger, whether or not it is consummated, such as legal, accounting, financial adviser and printing fees, which costs could be substantial; and

•
matters relating to the Merger have required and will continue to require our management to devote substantial commitments of time and resources to the Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Merger is not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial results and stock price.
Additionally, if the Merger is not completed, the market price of Safeway common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated, and we may experience negative reactions from the financial markets, our customers and/or our employees. Depending on the circumstances, we also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.
The Merger Agreement contains customary restrictions on our ability to seek other strategic alternatives.
The Merger Agreement contains “no shop” provisions that restrict our ability to initiate, solicit, knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of us with another entity or the acquisition of a significant portion of our stock or assets, although we may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals if our board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the board of directors to us and our stockholders under applicable law. If we were to terminate the Merger Agreement to accept a superior proposal, we could be required to pay a termination fee of $250 million to Albertsons.
These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower consideration to our stockholders than it might otherwise have proposed to pay because of the added expense of the $250 million termination fee that could become payable in connection with the termination of the Merger Agreement by us.
The pendency of the Merger could materially and adversely affect our operations and the future of our business or result in a loss of employees.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Similarly, current and prospective employees may

SAFEWAY INC. AND SUBSIDIARIES

experience uncertainty about their future roles with us following completion of the Merger, which may materially and adversely affect our ability to attract and retain key employees.

The Per Share Merger Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.

The Per Share Merger Consideration (other than the portion relating to any sale of the Casa Ley Interest and PDC) will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the Per Share Merger Consideration (other than, potentially, the portion relating to any sale of the Casa Ley Interest and PDC to the extent that such improvement affected Casa Ley or PDC).

Additionally, although the holders of our common stock are entitled to receive any net proceeds received by us from any sale of any portion of PDC or the Casa Ley Interest (whether prior to the closing of the Merger or after the closing of the Merger but during the applicable period under the Casa Ley CVR or the PDC CVR), there is no guarantee that any sale of any portion of the Casa Ley Interest or PDC will occur or that there will be any net proceeds from any such sale, whether prior to the Merger or afterwards during any applicable periods under the Casa Ley CVR or PDC CVR.

Dominick's multiemployer pension withdrawal liabilities may be significantly greater than what we have recorded.

In 2013, we sold or closed all stores in the Dominick’s division. We participated in four multiemployer pension plans for which withdrawal liability is expected to be incurred due to the Dominick's closure. We recorded expense of $310.8 million to discontinued operations in the fourth quarter 2013, which represented the estimated multiemployer pension plan withdrawal liability. The final amount of the withdrawal liability due will be adjusted once demand letters are received from the plans, and may be significantly greater than the amount we have recorded as the liability is dependent upon actuarial assumptions used by the plan trustee. Demand letters from two of the related multiemployer pension plans were received in April 2014, and the withdrawal liability demand was $33.8 million higher than what was recorded, based on our actuarial estimate, in the fourth quarter of 2013. Demand letters from the other related multiemployer pension plans may be received in 2014, or later.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the first quarter of 2014.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
December 29, 2013 - January 25, 2014	—	$—	—	$2,163.3
January 26, 2014 - February 22, 2014	—	—	—	2,163.3
February 23, 2014 - March 22, 2014	229,023	38.61	—	2,163.3
TOTAL	229,023	$38.61	—	$2,163.3

(1)
Shares of stock withheld, at the election of certain holders of stock, by the Company from the vested portion of stock awards with a market value approximating the amount of the withholding taxes due from such stockholders.

(2)
The Company's stock repurchase program was initiated in 1999.  In October 2013, the Company’s board of directors increased the authorized level of the Company’s stock repurchase program from $9.0 billion to $11.0 billion. The repurchase program has no expiration date but may be terminated by the board of directors.  The Merger Agreement does not allow the Company to repurchase its common stock under the Company’s stock repurchase program.  The Merger Agreement does permit the Company to repurchase its common stock from holders of options, restricted stock or performance shares in payment of the exercise price or any applicable taxes.

SAFEWAY INC. AND SUBSIDIARIES

Payment of Dividends

The Merger Agreement allows Safeway to pay its regular quarterly dividends over the next 12 months, prior to closing, and to increase the dividend within certain limits, assuming the Merger Agreement is closed during that time period. If the Merger Agreement is not closed within 12 months, Albertsons can extend the Merger Agreement by an additional three months under certain circumstances. During the extended time, Safeway would not be permitted to pay a dividend to its stockholders but stockholders would receive additional cash consideration equal to 6% per annum on the $32.50 per share cash price for the number of days that pass during the three-month extension until closing.

Item 5.    Other Information
Safeway's Outstanding Notes and Debentures
In connection with the Merger Agreement, Albertson's LLC has informed Safeway of the following with respect to its plans for Safeway’s outstanding notes and debentures:

•
the debt commitment letter, as amended, that Albertson’s Holdings LLC entered into in connection with the Merger Agreement does not require the repayment of up to $80.0 million in principal amount of Safeway’s 3.40% Senior Notes due 2016 (the “2016 Notes”) or up to $100.0 million in principal amount of Safeway’s 6.35% Senior Notes due 2017 (the “2017 Notes”), and Albertson’s Holdings LLC may determine not to repay such indebtedness in connection with closing the Merger; and

•
any of Safeway’s 2016 Notes, 2017 Notes, 5.00% Senior Notes due 2019, 3.95% Notes due 2020, 4.75% Senior Notes due 2021, 7.45% Debentures due 2027 and 7.25% Debentures due 2031 that remain outstanding following completion of the Merger are expected to be equally and ratably secured by the assets of Safeway and its subsidiaries that will secure the $1,625,000,000 of senior secured notes to be issued by Albertson’s Holdings LLC, and, if applicable, senior bridge loans extended in lieu of the senior secured notes, but are not expected to be secured by any other assets of Albertson’s Holdings LLC or any of its other subsidiaries that will secure such senior secured notes or senior bridge loans.  The liens on Safeway’s and its subsidiaries’ assets that will secure Safeway’s notes and debentures that remain outstanding following the closing of the Merger are also expected to be junior in priority to the liens on Safeway’s and its subsidiaries’ assets that secure the $6,700,000,000 term loan facility and $2,750,000,000 asset-based revolving loan facility to be entered into by Albertson’s Holdings LLC, certain of its subsidiaries and Safeway, as borrowers, in connection with the closing of the Merger.

For more information on the Albertson’s Holdings LLC debt commitment letter and the debt financing contemplated in connection with the Merger, please read “Proposal 1-The Merger-Financing the Merger-Debt Financing” in Safeway’s preliminary proxy statement on Schedule 14A with respect to the Merger, filed with the SEC on April 17, 2014, as amended.

Rule 14a-8 Stockholder Proposal Deadline

The Company expects to hold its 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) at a date, time and location to be announced, which will be more than 30 days after the anniversary date of the 2013 annual meeting of stockholders.

As a result, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”), the Company has set a revised deadline for receipt of stockholder proposals for inclusion in the Company’s proxy materials for the 2014 Annual Meeting.  The new deadline for delivering stockholder proposals to the Company for inclusion in the proxy materials is the close of business on May 16, 2014. Any stockholder proposal requested to be included in the proxy materials must (i) be received by Safeway Inc., 5918 Stoneridge Mall Road, Pleasanton, California 94588-3229, Attn: Corporate Secretary, on or before May 16, 2014; and (ii) satisfy all of the requirements of, and not otherwise be permitted to be excluded under, Rule 14a-8.

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of March 6, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 6, 2014).

Exhibit 2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Albertson's LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 7, 2014).

Exhibit 10(iii).1*	Safeway Retention Bonus Plan, effective as of March 6, 2014.

Exhibit 10(iii).2*	Safeway Inc. Executive Severance Plan and Summary Plan Description effective February 19, 2014.

Exhibit 10.3
Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated April 11, 2014).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 22, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

* Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	April 30, 2014	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Executive Officer

Date:	April 30, 2014	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED MARCH 22, 2014

Exhibit 10(iii).1*	Safeway Retention Bonus Plan, effective as of March 6, 2014.

Exhibit 10(iii).2*	Safeway Inc. Executive Severance Plan and Summary Plan Description effective February 19, 2014.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended March 22, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

* Management contract, or compensatory plan or arrangement.