Form 10-Q
period 2014-06-14
SAFEWAY INC
filed 2014-07-22
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2014

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
As of July 16, 2014, there were issued and outstanding 230.4 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Sales and other revenue	$8,307.2	$8,149.8	$16,345.0	$16,151.0
Cost of goods sold	(6,167.7)	(6,004.0)	(12,096.2)	(11,879.9)
Gross profit	2,139.5	2,145.8	4,248.8	4,271.1
Operating and administrative expense	(2,015.3)	(2,006.3)	(4,064.1)	(4,017.5)
Operating profit	124.2	139.5	184.7	253.6
Interest expense	(51.9)	(64.1)	(103.1)	(128.3)
Gain (loss) on foreign currency	45.3	—	(107.8)	—
Other income, net	8.3	16.6	22.0	22.9
Income (loss) before income taxes	125.9	92.0	(4.2)	148.2
Income taxes	(45.3)	(29.5)	1.1	(26.1)
Income (loss) from continuing operations, net of tax	80.6	62.5	(3.1)	122.1
Income (loss) from discontinued operations, net of tax	15.0	(53.7)	0.1	5.5
Net income (loss) before allocation to noncontrolling interests	95.6	8.8	(3.0)	127.6
Noncontrolling interests - discontinued operations	—	(0.4)	0.9	(0.3)
Net income (loss) attributable to Safeway Inc.	$95.6	$8.4	$(2.1)	$127.3

Basic earnings (loss) per common share:
Continuing operations	$0.35	$0.26	$(0.02)	$0.51
Discontinued operations	0.06	(0.23)	—	0.02
Total	$0.41	$0.03	$(0.02)	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$0.34	$0.26	$(0.02)	$0.50
Discontinued operations	0.07	(0.23)	—	0.03
Total	$0.41	$0.03	$(0.02)	$0.53

Weighted average shares outstanding:
Basic	228.8	238.7	228.5	238.0
Diluted	230.7	240.8	230.3	239.7

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Net income (loss) before allocation to noncontrolling interests	$95.6	$8.8	$(3.0)	$127.6
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0.5	2.2	2.1	(29.8)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	7.4	15.6	14.7	31.2
Other, net of tax	—	(0.1)	0.9	(0.3)
Total comprehensive income including noncontrolling interests	103.5	26.5	14.7	128.7
Comprehensive income attributable to noncontrolling interests	—	(0.4)	0.9	(0.3)
Comprehensive income attributable to Safeway Inc.	$103.5	$26.1	$15.6	$128.4

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 14, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$2,232.5	$4,647.3
Receivables	330.3	1,211.4
Merchandise inventories	2,282.8	2,089.6
Prepaid expenses and other current assets	433.1	371.5
Assets held for sale	79.6	143.9
Total current assets	5,358.3	8,463.7

Property	17,806.9	17,722.7
Less accumulated depreciation and amortization	(10,452.1)	(10,185.2)
Property, net	7,354.8	7,537.5

Goodwill	330.9	464.5
Investment in unconsolidated affiliate	202.5	196.1
Other assets	462.1	557.7
Total assets	$13,708.6	$17,219.5

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	June 14, 2014	December 28, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$252.8	$252.9
Current obligations under capital leases	61.1	49.3
Accounts payable	1,757.2	3,376.4
Accrued salaries and wages	352.8	419.4
Income taxes payable	—	1,135.2
Other accrued liabilities	595.1	623.2
Total current liabilities	3,019.0	5,856.4
Long-term debt:
Notes and debentures	3,115.1	3,515.3
Obligations under capital leases	385.3	375.5
Total long-term debt	3,500.4	3,890.8
Pension and post-retirement benefit obligations	455.9	451.4
Accrued claims and other liabilities	1,157.9	1,145.8
Total liabilities	8,133.2	11,344.4
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 244.8 and 244.2 shares issued	2.4	2.4
Additional paid-in capital	2,009.5	1,981.9
Treasury stock at cost: 14.4 and 14.1 shares	(490.4)	(480.6)
Accumulated other comprehensive loss	(251.2)	(271.1)
Retained earnings	4,305.1	4,586.9
Total Safeway Inc. equity	5,575.4	5,819.5
Noncontrolling interests	—	55.6
Total equity	5,575.4	5,875.1
Total liabilities and stockholders’ equity	$13,708.6	$17,219.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	24 Weeks Ended
	June 14, 2014	June 15, 2013
OPERATING ACTIVITIES:
Net (loss) income before allocation to noncontrolling interests	$(3.0)	$127.6
Income from discontinued operations, net of tax	(0.1)	(5.5)
(Loss) income from continuing operations, net of tax	(3.1)	122.1
Reconciliation to net cash flow (used) provided by operating activities:
Depreciation and amortization	408.2	422.0
Loss on foreign currency	107.8	—
Property impairment charges	25.9	15.3
Share-based employee compensation	—	21.9
Equity in earnings of unconsolidated affiliate	(6.4)	(10.8)
Net pension and post-retirement benefits expense	35.2	53.0
Contributions to pension and post-retirement benefit plans	(6.6)	(39.7)
Gain on property retirements and lease exit costs, net	(15.9)	(5.3)
Increase in accrued claims and other liabilities	(3.4)	55.4
Deferred income taxes	—	(17.2)
Other	9.5	(19.2)
Changes in working capital items:
Receivables	21.4	(24.9)
Inventories at FIFO cost	(228.1)	(327.9)
Prepaid expenses and other current assets	55.2	(26.2)
Income taxes	(141.2)	(15.9)
Payables and accruals	59.2	192.2
Net cash flow provided by operating activities–continuing operations	317.7	394.8
Net cash flow used by operating activities–discontinued operations	(1,780.7)	(417.0)
Net cash flow used by operating activities	$(1,463.0)	$(22.2)

INVESTING ACTIVITIES:
Cash paid for property additions	(299.8)	(240.1)
Proceeds from sale of property	37.5	39.5
Proceeds from company-owned life insurance policies	—	68.7
Cash restricted by merger agreement for payment of mortgage	(40.0)	—
Other	(33.9)	(11.1)
Net cash flow used by investing activities–continuing operations	(336.2)	(143.0)
Net cash flow provided (used) by investing activities–discontinued operations	88.8	(47.3)
Net cash flow used by investing activities	$(247.4)	$(190.3)

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)
(Unaudited)
	24 Weeks Ended
	June 14, 2014	June 15, 2013
FINANCING ACTIVITIES:
Additions to long-term borrowings	239.8	614.6
Payments on long-term borrowings	(671.6)	(468.8)
Dividends paid	(92.2)	(84.1)
Net proceeds from exercise of stock options	17.4	22.3
Other	(1.1)	(10.3)
Net cash flow (used) provided by financing activities–continuing operations	(507.7)	73.7
Net cash flow (used) provided by financing activities–discontinued operations	(54.9)	236.3
Net cash flow (used) provided by financing activities	$(562.6)	$310.0

Effect of changes in exchange rates on cash	(141.8)	(3.1)
(Decrease) increase in cash and equivalents	(2,414.8)	94.4
CASH AND EQUIVALENTS:
Beginning of period	4,647.3	352.2
End of period	2,232.5	446.6
Less cash held for sale	—	(5.5)
Cash and cash equivalents, excluding held for sale	$2,232.5	$441.1
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks and 24 weeks ended June 14, 2014 and June 15, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted, pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K, as amended. The results of operations for the 12 and 24 weeks ended June 14, 2014 are not necessarily indicative of the results expected for the full year or other future periods.
Recent Developments
On March 6, 2014, Safeway entered into an Agreement and Plan of Merger (as amended on April 7, 2014 and on June 13, 2014, the “Merger Agreement”), with AB Acquisition LLC (“AB Acquisition”), Albertson’s Holdings LLC (“Albertsons Holdings”), a subsidiary of AB Acquisition, Albertson’s LLC (“Albertson’s LLC”), a subsidiary of Albertsons Holdings, and Saturn Acquisition Merger Sub, Inc. (“Merger Sub” and together with AB Acquisition, Albertsons Holdings and Albertson’s LLC, “Albertsons”), a subsidiary of Albertsons Holdings, pursuant to which the parties agreed that, on the terms and subject to the conditions set forth in the Merger Agreement, Albertsons Holdings will acquire Safeway.
The Merger Agreement provides that, at the closing of the transactions contemplated thereby, Merger Sub will be merged with and into Safeway (the “Merger”), with Safeway continuing as the surviving corporation. Pursuant to the Merger, each outstanding share of common stock of Safeway will cease to be outstanding and will (other than excluded dissenting shares and shares held in treasury) be converted into the right to receive:
(i) $32.50 in cash,
(ii) pro-rata distributions of net proceeds with respect to certain sales of

(x)
Safeway’s real-estate development subsidiaries, Property Development Centers, LLC and PDC I, Inc., and assets comprised of Safeway’s shopping center portfolio including certain related Safeway stores (“PDC”), and

(y)	Safeway’s 49% interest (the “Casa Ley Interest”) in Casa Ley, S.A. de C.V., a Mexico-based food and general merchandise retailer (“Casa Ley”);
(iii) a pro-rata portion of certain after-tax amounts received by Safeway as dividends or distributions in respect of the Casa Ley Interest or that are paid from the operating earnings of PDC;
(iv) if the closing of the Merger occurs after March 5, 2015, $0.005342 per day for each day from (and including) March 5, 2015 through (and including) the closing; and

(v)
if the sale of the Casa Ley Interest and/or the PDC assets are not fully completed on or prior to the closing of the Merger or there is any deferred consideration that has not been paid to Safeway with respect to pre-closing sales of the Casa Ley Interest and/or PDC, (x) one contingent value right relating to the sale of any remaining Casa Ley Interest and deferred consideration (a “Casa Ley CVR”) and/or (y) one contingent value right relating to the sale of any remaining PDC assets and deferred consideration (a “PDC CVR” which, together with a Casa Ley CVR, is referred to as a “CVR”)

((i), (ii), (iii), (iv) and (v) together, the “Per Share Merger Consideration”).

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each outstanding Safeway restricted stock award, restricted stock unit and performance share award covering shares of Safeway common stock shall vest and be cancelled in exchange for a right to receive the Per Share Merger Consideration with respect to the shares subject to the applicable award and, if necessary, a CVR.  Each outstanding option to purchase Safeway common stock will vest and be cancelled in exchange for the right to receive a payment equal to the excess, if any, of the cash portion of the Per Share Merger Consideration over the exercise price of the applicable option, and additionally, each Safeway option with an exercise price less than the cash portion of the Per Share Merger Consideration will receive, if necessary, the applicable non-transferable CVR.
Consummation of the Merger is subject to various customary conditions, including, among others, there not having been a “material adverse effect” on Safeway, compliance with covenants and accuracy of representations and warranties (in each case subject to materiality qualifiers), the adoption of the Merger Agreement by the requisite vote of Safeway’s stockholders to be held at the Company's 2014 Annual Meeting of Stockholders on July 25, 2014 and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger provided that Albertsons will not be obligated to agree to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on the parties to the Merger Agreement and their respective subsidiaries, taken as a whole, after giving effect to the reasonably anticipated economic benefits of the Merger.
Safeway’s board of directors (the "Board") has recommended to the Company's stockholders that they vote to adopt the Merger Agreement. The Board may change its recommendation to its stockholders to adopt the Merger Agreement in the event that the Company receives an acquisition proposal submitted in accordance with the Merger Agreement that the Board determines constitutes a superior proposal or following the occurrence of one or more other intervening events that were not known or reasonably foreseeable on the date of the Merger Agreement, and in each case, the Board determines in good faith after consultation with its financial advisors and outside legal counsel that failure to make a change in its recommendation would be inconsistent with the directors' fiduciary duties under applicable law. Safeway may also terminate the Merger Agreement to accept a superior proposal in certain circumstances, including payment by Safeway to AB Acquisition of a break-up fee and subject to compliance with the terms of the Merger Agreement. AB Acquisition has the right to terminate the Merger Agreement if the Board changes its recommendation to Safeway’s stockholders to adopt the Merger Agreement in a manner adverse in any material respect to AB Acquisition.
Distribution of Blackhawk Shares
On April 14, 2014, Safeway distributed the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. See Note B. Beginning in the second quarter of 2014, Blackhawk was reclassified as a discontinued operation.

Restricted Cash

In accordance with the Merger Agreement, the Company contributed $40.0 million cash to PDC in the second quarter of 2014. This cash is held in a reserve account until the earlier to occur of (i) payment in full of the mortgage indebtedness currently encumbering a shopping center in Lahaina, Hawaii and (ii) the release of the Company from any guaranty obligations in connection with such indebtedness.  Safeway has classified the $40.0 million as restricted cash and recorded it as Other Assets in the condensed consolidated balance sheet. The mortgage is included in Mortgage Notes Payable in Note G.

Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded no LIFO expense during the first 24 weeks of 2014 or during the first 24 weeks of 2013.
Corporate-Owned Life Insurance ("COLI")
Safeway has COLI policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. At June 14, 2014, the cash surrender value of the policies was $58.9 million, and the balance of the policy loans was $41.9 million, for a net of $17.0 million.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.
NOTE B–ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets and liabilities held for sale at June 14, 2014 and December 28, 2013 were as follows (in millions):

	June 14, 2014	December 28, 2013
Assets held for sale:
Dominick's property, net, held for sale	$71.5	$136.7
Other United States real estate assets held for sale	8.1	7.2
Total assets held for sale	$79.6	$143.9

Liabilities held for sale:
Dominick's:
Deferred gain on property dispositions	$—	$9.0
Obligations under capital leases	—	5.2
Deferred rent	—	2.6
Other liabilities	8.8	1.4
Total liabilities held for sale*	$8.8	$18.2
*Included in Other Accrued Liabilities on the consolidated balance sheet.

The notes to the consolidated financial statements exclude discontinued operations, unless otherwise noted. Historical financial information for Canada Safeway Limited ("CSL"), Dominick's and Blackhawk presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial results of discontinued operations for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013 were as follows (in millions):

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Sales and other revenue:
Blackhawk	$82.4	$212.7	$305.6	$388.4
CSL	—	1,522.3	—	3,015.5
Dominick's	—	333.6	7.3	663.5
Total	$82.4	$2,068.6	$312.9	$4,067.4

Income (loss) from discontinued operations, before income taxes:
Blackhawk	$1.3	$5.5	$(4.4)	$5.8
CSL	—	87.4	—	163.7
Dominick's	(1.1)	(9.7)	(62.9)	(21.0)
Total	0.2	83.2	(67.3)	148.5

(Loss) gain on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
Blackhawk	(5.5)	—	(5.5)	—
CSL	(0.2)	—	(5.2)	—
Dominick's	13.5	—	55.6	—
Total	7.8	—	44.9	—

Total income (loss) from discontinued operations before income taxes	$8.0	$83.2	$(22.4)	$148.5
Income taxes on discontinued operations	7.0	(136.9)	22.5	(143.0)
Income (loss) from discontinued operations, net of tax	$15.0	$(53.7)	$0.1	$5.5
Distribution of Blackhawk Shares On March 24, 2014, Safeway's Board of Directors declared a special stock dividend to its stockholders of all of the 37.8 million shares of Class B common stock of Blackhawk owned by Safeway, representing approximately 94.2% of the total outstanding shares of Blackhawk's Class B common stock and approximately 72% of the total number of shares of Blackhawk common stock of all classes outstanding.  On April 14, 2014, Safeway distributed the special stock dividend to all Safeway stockholders of record on April 3, 2014 (the "Record Date").  The distribution took place in the form of a pro rata dividend of Blackhawk Class B common stock to each Safeway stockholder of record on the Record Date.  Safeway stockholders received 0.164291 of a share of Blackhawk Class B common stock for every share of Safeway common stock held as of the Record Date, less any shares withheld in respect of applicable withholding taxes.  No fractional shares of Blackhawk stock were distributed.  Instead, Safeway stockholders received cash in lieu of any fraction of a share of Blackhawk stock.

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
Dominick's During the fourth quarter of 2013, the Company sold or closed all stores in the Dominick’s division. In 2013, cash proceeds on the sale of Dominick’s stores were $72.2 million, with a pre-tax loss of $493.1 million (including a $310.8 million charge described in the succeeding paragraph). Year-to-date through the second quarter of 2014, cash proceeds on the sale of Dominick’s stores were $107.5 million, with a pre-tax gain of $55.6 million.

As previously reported, Safeway participated in four multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure. During the fourth quarter of 2013, the Company recorded expense of $310.8 million

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to discontinued operations, which represented the estimated multiemployer pension plan withdrawal liability. The withdrawal liability recorded during 2013 was based on information available to the Company at the time, without having yet received demand letters from the related multiemployer pension plans.  In April 2014, the Company received two demand letters, which resulted in the Company increasing the multiemployer pension plan withdrawal liability by $33.8 million ($21.1 million after tax) in the first quarter of 2014 (included in loss from discontinued operations in the condensed consolidated statement of operations). As of June 14, 2014, the estimated multi-employer pension plan withdrawal liability (included in Accrued Claims and Other Liabilities with a current portion in Other Accrued Liabilities in the condensed consolidated balance sheet) was $348.8 million, as compared to $310.8 million at December 28, 2013. Withdrawal liability is generally paid over time, and as such, the Company expects to pay in the range of $10 million to $20 million per year, varying by year, for approximately 20 years. The final amount of the withdrawal liability due will be adjusted once final assessments have been received from the plans and the amounts of the related payments are known. Such adjustment may be significantly greater than the amount recorded based on the Company's actuarial estimate. Demand letters from the other two multiemployer pension plans may be received in 2014, or later.

NOTE C–CAPITAL STOCK
Stockholder Rights Plan On June 13, 2014, the Company's Board of Directors amended the stockholder rights plan to accelerate the expiration date to June 19, 2014, terminating the plan and the rights issued under the plan as of that date. The stockholder rights plan was originally scheduled to expire on September 15, 2014.
Share-based Compensation Expense The Company recognized a credit for share-based compensation expense of $9.9 million in the second quarter of 2014 and expense of $10.4 million in the second quarter of 2013 as a component of operating and administrative expense. The Company recognized essentially no share-based compensation expense for the first 24 weeks of 2014 and expense of $21.9 million in the first 24 weeks of 2013 as a component of operating and administrative expense.

In 2014, 2013 and 2012, Safeway granted performance share awards to certain executives. These performance share awards, covering a target of approximately 2.7 million shares, vest over three years. The 2014 performance share awards are subject to the achievement of specified levels of revenue growth and return on invested capital, as modified based on our total stockholder return. The 2013 and 2012 performance share awards are subject to the achievement of earnings per share goals determined on a compound annual growth rate basis relative to the S&P 500. The Company recorded expense related to the 2014, 2013 and 2012 awards based on the then expected achievement of the performance targets. As of the second quarter of 2014, the Company no longer believes that achievement of the performance targets related to the 2013 and 2012 awards is probable and, accordingly, reversed $18.8 million of previously recorded expense on unvested performance shares.

Under the terms of the awards, all unvested performance shares will vest upon the closing of the Merger. However, in accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring in recording stock-based compensation expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s grants of stock options through the second quarter, by year, are as follows:

	2014	2013
Expected life (in years)	6.25	6.25	-	6.50
Expected stock volatility	27.9%	31.6%	-	33.0%
Risk-free interest rate	2.0%	1.1%	-	1.3%
Expected dividend yield during the expected term	2.8%	3.8%

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D–INCOME (LOSS) PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income (loss) per basic common share to those used in calculating income (loss) per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	June 14, 2014		June 15, 2013
	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$80.6	$80.6	$62.5	$62.5
Distributed and undistributed earnings allocated to participating securities	(1.5)	(1.5)	(0.7)	(0.7)
Income from continuing operations available to common stockholders	79.1	79.1	61.8	61.8

Income (loss) from discontinued operations, net of tax	15.0	15.0	(53.7)	(53.7)
Noncontrolling interests - discontinued operations	—	—	(0.4)	(0.4)
Income (loss) from discontinued operations, attributable to Safeway Inc.	15.0	15.0	(54.1)	(54.1)
Distributed and undistributed earnings allocated to participating securities	(0.2)	(0.2)	0.2	0.2
Income (loss) from discontinued operations available to common stockholders	14.8	14.8	(53.9)	(53.9)

Net income	$95.6	$95.6	$8.4	$8.4
Distributed and undistributed earnings allocated to participating securities	(1.7)	(1.7)	(0.5)	(0.5)
Net income available to common stockholders after earnings allocated to participating securities	$93.9	$93.9	$7.9	$7.9

Weighted average common shares outstanding	228.8	228.8	238.7	238.7
Common share equivalents	1.9		2.1
Weighted average shares outstanding	230.7		240.8

Earnings (loss) per common share:
Continuing operations	$0.34	$0.35	$0.26	$0.26
Discontinued operations	0.07	0.06	(0.23)	(0.23)
Total	$0.41	$0.41	$0.03	$0.03
Anti-dilutive shares totaling 1.0 million and 8.4 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 14, 2014 and June 15, 2013, respectively. Additionally, performance shares totaling 1.9 million for which the Company does not forecast achievement of target have been excluded from diluted weighted average shares outstanding for the 12 weeks ended June 14, 2014.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	24 Weeks Ended
	June 14, 2014		June 15, 2013
	Diluted	Basic	Diluted	Basic
(Loss) income from continuing operations, net of tax	$(3.1)	$(3.1)	$122.1	$122.1
Distributed and undistributed earnings allocated to participating securities	(2.2)	(2.2)	(1.3)	(1.3)
(Loss) income from continuing operations available to common stockholders	(5.3)	(5.3)	120.8	120.8

Income from discontinued operations, net of tax	0.1	0.1	5.5	5.5
Noncontrolling interests - discontinued operations	0.9	0.9	(0.3)	(0.3)
Income from discontinued operations, attributable to Safeway, Inc.	1.0	1.0	5.2	5.2
Distributed and undistributed earnings allocated to participating securities	—	—	(0.1)	(0.1)
Income from discontinued operations available to common stockholders	1.0	1.0	5.1	5.1

Net (loss) income	$(2.1)	$(2.1)	$127.3	$127.3
Distributed and undistributed earnings allocated to participating securities	(2.2)	(2.2)	(1.4)	(1.4)
Net (loss) income available to common stockholders after earnings allocated to participating securities	$(4.3)	$(4.3)	$125.9	$125.9

Weighted average common shares outstanding	228.5	228.5	238.0	238.0
Common share equivalents	1.8		1.7
Weighted average shares outstanding	230.3		239.7

(Loss) earnings per common share:
Continuing operations	$(0.02)	$(0.02)	$0.50	$0.51
Discontinued operations	—	—	0.03	0.02
Total	$(0.02)	$(0.02)	$0.53	$0.53
Anti-dilutive shares totaling 0.8 million and 15.1 million have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 14, 2014 and June 15, 2013, respectively. Additionally, performance shares totaling 1.9 million for which the Company does not forecast achievement of target have been excluded from diluted weighted average shares outstanding for the 24 weeks ended June 14, 2014.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F–GOODWILL
A summary of changes in Safeway’s goodwill during the first 24 weeks of 2014 is as follows (in millions):

Balance – beginning of year:
Goodwill	$4,455.8
Accumulated impairment charges	(3,991.3)
464.5
Activity during the quarter:
Distribution of Blackhawk stock (1)	(133.6)
(133.6)
Balance – end of quarter:
Goodwill	4,322.2
Accumulated impairment charges	(3,991.3)
Balance – end of quarter	$330.9

(1)	See Note B.

NOTE G–FINANCING
Notes and debentures were composed of the following at June 14, 2014 and December 28, 2013 (in millions):

	June 14, 2014	December 28, 2013
Commercial paper	$—	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	—	400.0
Mortgage notes payable, secured	46.0	46.8
5.625% Senior Notes due August 2014, unsecured	250.0	250.0
3.40% Senior Notes due 2016, unsecured	400.0	400.0
6.35% Senior Notes due 2017, unsecured	500.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.9	21.4
	$3,367.9	$3,768.2
Less current maturities	(252.8)	(252.9)
Long-term portion	$3,115.1	$3,515.3

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	June 14, 2014		June 15, 2013
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(27.5)	$—	$(24.9)	$—
Service cost	9.7	0.2	9.7	0.1
Interest cost	22.3	0.8	19.7	0.7
Amortization of prior service cost (credit)	2.3	(0.1)	3.0	—
Amortization of unrecognized losses	9.8	0.1	18.0	0.2
Total	$16.6	$1.0	$25.5	$1.0

	24 Weeks Ended
	June 14, 2014		June 15, 2013
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(55.0)	$—	$(49.8)	$—
Service cost	19.5	0.4	19.5	0.3
Interest cost	44.5	1.6	39.4	1.4
Amortization of prior service cost (credit)	4.5	(0.1)	5.9	(0.1)
Amortization of unrecognized losses	19.6	0.2	35.9	0.5
Total	$33.1	$2.1	$50.9	$2.1

The Company contributed $6.6 million to its defined benefit pension plans and post-retirement benefit plans in the first 24 weeks of 2014 compared to $39.7 million in the first 24 weeks of 2013.  For the remainder of 2014, Safeway currently anticipates contributing an additional $7 million to these plans.
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

Note P to the Company's consolidated financial statements in its 2013 Annual Report on Form 10-K, as amended, provides information on certain litigation in which the Company is involved under the caption "Legal Matters." Except as noted in subsequent Quarterly Reports on Form 10-Q and below, there have been no subsequent material developments to these matters.

Since the announcement of the Merger, 14 purported class action complaints were filed by alleged stockholders of the Company against the Company, the individual directors of the Company, and against Cerberus Capital Management, L.P., AB Acquisition, Albertsons Holdings, Albertson’s LLC and/or Merger Sub. Seven lawsuits were filed in the Delaware Court of Chancery, captioned Barnhard v. Safeway Inc., et al., C.A. No. 9445-VCL (March 13, 2014); Morales v. Safeway Inc., et al., C.A. No. 9455-VCL (March 18, 2014); Ogurkiewicz v. Safeway Inc., et al., C.A. No. 9454-VCL (March 18, 2014); Pipefitters Local 636 Defined Benefit Fund and Oklahoma Firefighters Pension and Retirement System v. Safeway Inc., et al., C.A. No. 9461-VCL (March 20, 2014); Cleveland Bakers and Teamsters Pension and Health & Welfare Funds v. Safeway Inc., et al., C.A. No. 9466-VCL (March 24, 2014); KBC Asset Management NV, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., Louisiana Municipal Police Employees’ Retirement System, and Bristol County Retirement System v. Safeway Inc., et al., C.A. No. 9492-VCL

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(March 31, 2014); and The City of Atlanta Firefighters’ Pension Fund v. Safeway Inc., et al., C.A. No. 9495-VCL (April 1, 2014), which have been consolidated by order of the Court as In Re Safeway Inc. Stockholders Litigation, Consol. C.A. 9445-VCL (the “Delaware Action”).
Four other lawsuits were filed in the Superior Court of the State of California, County of Alameda, and are captioned Lopez v. Safeway Inc., et al., Case No. HG14716651 (March 7, 2014); Groen v. Safeway Inc., et al., Case No. RG14716641 (March 7, 2014); Ettinger v. Safeway Inc., et al., Case No. RG14716842 (March 11, 2014); and Brockton Ret. Board v. Edwards, et. al., Case No. RG 14720450 (April 7, 2014), which were consolidated by order of the court (the “Consolidated California State Action”). On May 7, 2014, an amended complaint was filed in the Consolidated California State Action. On May 14, 2014, the court in the above-referenced actions entered an order dismissing the Consolidated California State Action, finding that the plaintiffs were contractually obligated to bring their claims against defendants in the Delaware Court of Chancery in light of the forum selection clause in the Company’s By-Laws.
Three other lawsuits were filed in the United States District Court for the Northern District of California, and are captioned Steamfitters Local 449 Pensions Fund v. Safeway Inc., et al., Case No. 4:14-cv-01670 (April 10, 2014); Romaneck v. Safeway Inc., et al., Case No. 4:14-cv-02015 (May 1, 2014); and Templeton v. Safeway Inc., et al., Case No. 3:14-cv-02412 (May 23, 20214) (collectively, the “Federal Court Actions”). An amended complaint was filed in the Steamfitters action on May 15, 2014.
Each of the cases is purportedly brought on behalf of the Company stockholder class. Collectively, the actions generally allege that the members of the Board breached their fiduciary duties in connection with the Merger because, among other things, the Merger involves an unfair price, a flawed sales process and preclusive deal protection devices. The actions allege that the Company and various combinations of the Albertsons entities aided and abetted those alleged breaches of fiduciary duty. The amended complaint in the dismissed Consolidated California State Action further alleged that the proxy statement for the Company's Annual Meeting of Stockholders fails to disclose material information relating to, among other things, the fairness opinions of Goldman, Sachs and Co. and Greenhill & Co., LLC, the Company’s financial projections, analyses concerning the intrinsic value of Blackhawk, and the background of the proposed transaction. The Federal Court Actions also allege that the defendants violated Sections 14 and 20(a) of the Exchange Act because the proxy statement fails to disclose material information relating to, among other things, the background of the proposed transaction, the fairness opinions of Goldman Sachs and Greenhill and the Company’s financial projections. Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger or unspecified money damages, costs and attorneys’ and experts’ fees.
On June 13, 2014, the defendants reached an agreement-in-principle providing for a settlement of all of the claims in the Delaware Action on the terms and conditions set forth in a Memorandum of Understanding (the “Memorandum of Understanding”). Pursuant to the Memorandum of Understanding:

•
the Board amended the Merger Agreement (which such amendments are incorporated into Amendment No. 2 to the Merger Agreement) to (i) change the terms of the PDC CVR Agreement so that, among other things, the holders would, instead of not receiving any value for any PDC assets that remain unsold at the end of the PDC Sale Deadline (as defined in the Merger Agreement), be entitled to the fair market value of the unsold PDC assets, after the payment of certain fees, expenses and debt repayments, and net of certain assumed taxes (based on a 39.25% rate) and (ii) change the terms of the Casa Ley CVR Agreement to, among other things, (A) reduce the Casa Ley Sale Deadline (as defined in the Merger Agreement) from four years to three years and (B) provide that in the event that any equity interests of Casa Ley owned by the Company remain unsold as of the Casa Ley Sale Deadline, the fair market value determination to be made either mutually by the Company and the Shareholder Representative (as defined in the Merger Agreement) or by an independent investment banking firm shall exclude any minority, liquidity or similar discount regarding such equity interests relative to the value of Casa Ley in its entirety;

•	the Board adopted an amendment to the Company's Shareholder Rights Plan to accelerate the expiration date; and

•	the Company made certain changes to the Proxy Statement for the Annual Meeting of Stockholders.

The plaintiffs in the Federal Court Actions have reached an agreement with the plaintiffs in the Delaware Action whereby they will participate in the settlement, and the parties in the Federal Court Actions have entered into stipulations staying the Federal Court Actions pending resolution of the Delaware Action. On July 14, 2014, the parties presented a negotiated stipulation of

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

settlement to the Delaware Court of Chancery. The settlement will be subject to the approval of the Delaware Court of Chancery. The Company believes these claims are entirely without merit, and in the event the settlement does not resolve them, the Company intends to vigorously defend these actions.
The Company has received a subpoena from the Drug Enforcement Administration ("DEA") concerning the Company’s record keeping, reporting and related practices associated with the loss or theft of controlled substances. The Company is cooperating with the DEA on this matter.

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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J–STOCKHOLDERS’ EQUITY
Cash Dividends Declared on Common Stock The following table presents information regarding cash dividends declared on Safeway’s common stock for the first 24 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2014
Quarter 2	05/14/14	06/19/14	$0.230	$53.1	$99.3
Quarter 1	03/12/14	03/24/14	0.200	46.2	46.2
2013
Quarter 2	05/14/13	06/20/13	$0.200	$48.2	$90.4
Quarter 1	03/14/13	03/25/13	0.175	42.2	42.2

Cash Dividends Paid on Common Stock The following table presents information regarding cash dividends paid on Safeway’s common stock through the first 24 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2014
Quarter 2	04/10/14	03/24/14	$0.200	$46.2	$92.2
Quarter 1	01/09/14	12/19/13	0.200	46.0	46.0
2013
Quarter 2	04/11/13	03/25/13	$0.175	$42.2	$84.1
Quarter 1	12/31/12	12/17/12	0.175	41.9	41.9

NOTE K–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at June 14, 2014 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market	$1,033.2	$1,033.2	$—	$—
Commercial paper	939.1	—	939.1	—
Other	0.3	—	0.3	—
Short-term investments [1]	71.2	35.9	35.3	—
Non-current investments [2]	42.7	—	42.7	—
Total	$2,086.5	$1,069.1	$1,017.4	$—
Liabilities:
Contingent consideration [3]	$2.7	$—	$—	$2.7
Total	$2.7	$—	$—	$2.7

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Term deposits	$2,818.0	$—	$2,818.0	$—
Money market	449.0	449.0	—	—
Bankers' acceptances	309.6	—	309.6	—
Commercial paper	274.0	—	274.0	—
Short-term investments [1]	81.0	42.0	39.0	—
Non-current investments [2]	38.0	—	38.0	—
Total	$3,969.6	$491.0	$3,478.6	$—
Liabilities:
Contingent consideration [3]	$2.9	$—	$—	$2.9
Total	$2.9	$—	$—	$2.9

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 24 weeks of 2014 follows (in millions):

Contingent consideration

Balance at December 28, 2013	$2.9
Settlements	(0.2)
Balance at June 14, 2014	$2.7
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

During the second quarter of 2014, long-lived assets from continuing operations with a carrying value of $24.8 million, primarily store assets, were written down to their fair value of $6.4 million, resulting in an impairment charge of $18.4 million. During the second quarter of 2013, long-lived assets with a carrying value of $10.0 million, primarily store assets, were written down to their fair value of $6.3 million, resulting in an impairment charge of $3.7 million. For the first 24 weeks of 2014, long-lived assets with a carrying value of $34.5 million, primarily stores assets, were written down to their fair value of $8.6 million, resulting in an impairment charge of $25.9 million. For the first 24 weeks of 2013, long-lived assets with a carrying value of $30.0 million, primarily store assets, were written down to their fair value of $14.7 million, resulting in an impairment charge of $15.3 million.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended				24 Weeks Ended
	June 14, 2014		June 15, 2013		June 14, 2014		June 15, 2013
Non-perishables (1)	$3,417.4	41.1%	$3,389.3	41.6%	$6,809.4	41.7%	$6,767.3	41.9%
Perishables (2)	3,107.4	37.4	2,990.8	36.7	6,107.6	37.4	5,901.0	36.5
Fuel	1,011.0	12.2	1,024.9	12.5	1,888.4	11.5	1,983.9	12.3
Pharmacy	631.2	7.6	609.5	7.5	1,248.4	7.6	1,227.1	7.6
Other (3)	140.2	1.7	135.3	1.7	291.2	1.8	271.7	1.7
Total sales and other revenue	$8,307.2	100.0%	$8,149.8	100.0%	$16,345.0	100.0%	$16,151.0	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE M–OTHER COMPREHENSIVE INCOME OR LOSS
Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings, including continuing and discontinued operations, represent the activity for a period, net of tax, and were $15.6 million in the first 24 weeks of 2014 and $128.4 million in the first 24 weeks of 2013.
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

	24 Weeks Ended June 14, 2014
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)
Other comprehensive income before reclassifications	—	2.1	1.1	3.2
Amounts reclassified from accumulated other comprehensive income	24.1	—	—	24.1
Tax expense	(9.4)	—	(0.2)	(9.6)
Net current-period other comprehensive income	14.7	2.1	0.9	17.7
Distribution of Blackhawk (See Note B)	—	2.2	—	2.2
Ending balance	$(116.0)	$(134.5)	$(0.7)	$(251.2)

	24 Weeks Ended June 15, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive (loss) income before reclassifications	—	(29.8)	0.1	(29.7)
Amounts reclassified from accumulated other comprehensive income	49.4	—	—	49.4
Tax expense	(18.2)	—	(0.4)	(18.6)
Net current-period other comprehensive income (loss)	31.2	(29.8)	(0.3)	1.1
Ending balance	$(441.1)	$369.2	$(0.8)	$(72.7)

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to pension and post-retirement benefit plan contributions; ability to make future borrowings; sufficiency of liquidity for the foreseeable future; the total amount of multiemployer pension plan withdrawal liability related to Dominick's; the annual amount of multiemployer pension plan withdrawal liability expected to be paid for Dominick's and the number of years expected to make those payments; effect of the Merger on our notes and debentures; the timing of the receipt of the demand letters from the remaining multiemployer pension plans related to Dominick's; gains/loss on foreign currency translation; the tax treatment of the distribution of Blackhawk shares; the incremental tax to Safeway resulting from the distribution of the Blackhawk shares; and the outcome of legal proceedings. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

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

SAFEWAY INC. AND SUBSIDIARIES

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

SAFEWAY INC. AND SUBSIDIARIES

Additional Information and Where to Find It

This filing does not constitute a solicitation of any vote or approval in respect of the proposed Merger transaction involving Safeway or otherwise. In connection with the Merger, Safeway filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) on June 19, 2014. Investors and security holders of Safeway are urged to read the definitive proxy statement and other relevant materials as they become available because they contain important information about Safeway, Albertsons and the proposed transaction. The proxy statement and other relevant materials (when they become available), and any other documents filed by Safeway with the SEC, may be obtained free of charge at the SEC’s website at www.sec.gov, at Safeway’s website at www.Safeway.com or by sending a written request to Safeway at 5918 Stoneridge Mall Road, Pleasanton, California 94588, Attention: Investor Relations.

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

Distribution of Blackhawk Shares

On April 14, 2014, Safeway distributed the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. See Note B to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS Historical financial information for Blackhawk, Canada Safeway Limited ("CSL" ) and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The financial results of discontinued operations for the 12 and 24 weeks ended June 14, 2014 and June 15, 2013 were as follows (in millions):

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Sales and other revenue:
Blackhawk	$82.4	$212.7	$305.6	$388.4
CSL	—	1,522.3	—	3,015.5
Dominick's	—	333.6	7.3	663.5
Total	$82.4	$2,068.6	$312.9	$4,067.4

Income (loss) from discontinued operations, before income taxes:
Blackhawk	$1.3	$5.5	$(4.4)	$5.8
CSL	—	87.4	—	163.7
Dominick's	(1.1)	(9.7)	(62.9)	(21.0)
Total	0.2	83.2	(67.3)	148.5

(Loss) gain on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
Blackhawk	(5.5)	—	(5.5)	—
CSL	(0.2)	—	(5.2)	—
Dominick's	13.5	—	55.6	—
Total	7.8	—	44.9	—

Total income (loss) from discontinued operations before income taxes	$8.0	$83.2	$(22.4)	$148.5
Income taxes on discontinued operations	7.0	(136.9)	22.5	(143.0)
Income (loss) from discontinued operations, net of tax	$15.0	$(53.7)	$0.1	$5.5

As previously reported, Safeway participated in four multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure.  In April 2014, the Company received two demand letters, which resulted in the Company increasing the estimated multiemployer pension plan withdrawal liability by $33.8 million ($21.1 million after tax) in the first quarter of 2014 (included in loss from discontinued operations in the condensed consolidated statement of operations). For more information on the withdrawal liability, see Note B to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.
INCOME/LOSS BEFORE INCOME TAXES Safeway’s income before income taxes was $125.9 million in the second quarter of 2014 and included a gain on foreign currency translation of $45.3 million ($0.12 per diluted share), merger-related expenses of $3.5 million ($0.01 per diluted share) and a reversal of share-based compensation expense on performance shares (see Note C) of $18.8 million ($0.05 per diluted share). This compared to income before income taxes of $92.0 million in the second quarter of 2013 which included increased legal reserves of $17.0 million related to multiple matters ($0.04 per diluted share) and a gain on the sale of investments of $8.5 million ($0.02 per diluted share).
For the first 24 weeks of 2014, the Company had a loss before income taxes of $4.2 million in 2014 which included a loss on foreign currency translation of $107.8 million ($0.29 per diluted share) and merger-related expenses of $9.9 million ($0.03 per diluted share), partially offset by a reversal of share-based compensation expense on performance shares (see Note C) of $18.8 million ($0.05 per diluted share). This compared to income of $148.2 million in the first 24 weeks of 2013, which included increased legal reserves of $17.0 million related to multiple matters ($0.04 per diluted share) and a gain on the sale of investments of $8.5 million ($0.02 per diluted share).

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND OTHER REVENUE Total sales increased to $8.3 billion in the second quarter of 2014 from $8.1 billion in the second quarter of 2013 due primarily to $176 million of higher identical-store sales, partially offset by $14 million of lower fuel sales. Fuel sales decreased primarily because the gallons sold decreased 3.0%, which was partially offset by an increase in the average retail price per gallon of fuel of 1.6%. Average transaction size and transaction counts increased during the quarter.
Sales and other revenue increased to $16.3 billion in the first 24 weeks of 2014 from $16.2 billion in the first 24 weeks of 2013 primarily from $302 million of higher identical-store sales, partially offset by $96 million of lower fuel sales. Fuel sales decreased primarily because the gallons sold decreased 3.8%, and the average retail price per gallon of fuel decreased 1.0%. Average transaction size and transaction counts increased during the quarter.
Identical-Store Sales*

	12 Weeks Ended		24 Weeks Ended
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
As reported	2.0%	(0.9)%	1.2%	—%
Excluding fuel sales	2.5%	1.4%	2.2%	1.6%

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
Gross profit decreased 58 basis points to 25.75% of sales in the second quarter of 2014 compared to 26.33% of sales in the second quarter of 2013. Gross profit increased 20 basis points due to lower fuel sales. The offsetting 78 basis-point decline was largely due to strong cost inflation in produce, dairy and pharmacy that has not been fully passed on to consumers during the quarter.
Gross profit decreased 45 basis points to 25.99% of sales in the first 24 weeks of 2014 compared to 26.44% of sales in the first 24 weeks of 2013. Gross profit increased 24 basis points due to lower fuel sales. The offsetting 69 basis-point decline was largely due to strong cost inflation in produce, dairy, meat and pharmacy that has not been fully passed on to consumers.
Vendor allowances totaled $560.8 million in the second quarter of 2014 and $539.1 million in the second quarter of 2013. Year-to-date, vendor allowances totaled $1.1 billion through the second quarters of both 2014 and 2013. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense decreased 36 basis points to 24.26% of sales in the second quarter of 2014 from 24.62% of sales in the second quarter of 2013. On a year-to-date basis,

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating and administrative expense was essentially flat at 24.86% in the first 24 weeks of 2014 compared to 24.87% in the first 24 weeks of 2013. Basis-point changes for both the second quarter and year-to-date are shown below:

	Basis-point (decrease) increase
	Second Quarter	YTD
Reversal of share-based compensation expense for performance shares (See Note C)	(28)	(16)
Labor costs	(26)	(18)
Lower legal costs	(23)	(11)
Lower depreciation expense	(15)	(14)
Higher other store expenses (excluding labor)	16	13
Impact of fuel sales	15	20
Higher administrative expenses (excluding labor)	12	15
Other individually immaterial items	13	10
	(36)	(1)
INTEREST EXPENSE Interest expense declined to $51.9 million in the second quarter of 2014 from $64.1 million in the second quarter of 2013 because of a decline in average borrowings, partly offset by an increase in the average interest rate. Average borrowings declined $1,750 million to $4,177 million in the second quarter of 2014 compared to $5,927 million in the second quarter of 2013. The average interest rate increased 70 basis points to 5.4% in the second quarter of 2014 from 4.7% in the second quarter of 2013.
Year-to-date through the second quarter, interest expense declined to $103.1 million in 2014 from $128.3 million in 2013 because of a decline in average borrowings, partly offset by an increase in the average interest rate.

GAIN / LOSS ON FOREIGN CURRENCY TRANSLATION Gain on foreign currency translation was $45.3 million in the second quarter of 2014 and a loss of $107.8 million on a year-to-date basis. This foreign currency translation was primarily the result of translating investments denominated in Canadian currency into U.S. currency for financial reporting purposes. At the end of the first quarter of 2014, Safeway had CAD2,985.4 million (USD2,667.5 million) of cash and equivalents denominated in Canadian dollars which came from the sale of substantially all of the net assets of Canada Safeway Limited in the fourth quarter of 2013. During the second quarter of 2014, Safeway converted most of its Canadian cash and equivalents into U.S. dollars and at the end of the second quarter of 2014, Safeway had only CAD169.7 million (USD156.5 million) of cash and equivalents denominated in Canadian dollars. Safeway does not anticipate material gains or losses from foreign currency translation going forward.
OTHER INCOME Other income decreased to $8.3 million in the second quarter of 2014 from $16.6 million in the second quarter of 2013 primarily due to an $8.5 million gain on the sale of investments in the second quarter of 2013. Other income was essentially flat at $22.0 million for the first 24 weeks of 2014 compared to $22.9 million for the first 24 weeks of 2013.
INCOME TAXES Income taxes on continuing operations were 36.0% of pre-tax income in the second quarter of 2014 compared to 32.1% on pre-tax income in the second quarter of 2013, primarily due to the expiration of federal tax credits and the increase in the repatriation accrual for the Company's investment in Casa Ley in 2014. Year-to-date, income taxes on continuing operations were 26.2% of pre-tax loss in 2014 compared to 17.6% of pre-tax income in 2013. The first 24 weeks of 2013 included a $17.2 million reduction of tax expense ($0.07 per diluted share) on COLI policies and a $5.0 million reduction of tax expense ($0.02 per diluted share) due to the resolution of federal income tax matters.
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

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Financial Resources
Net cash flow provided by operating activities was $317.7 million in the first 24 weeks of 2014 compared to $394.8 million in the first 24 weeks of 2013. This change was largely due to higher tax payments in 2014.

Net cash flow used by investing activities increased to $336.2 million in the first 24 weeks of 2014 from $143.0 million in the first 24 weeks of 2013 primarily due to proceeds from COLI policies in the first quarter of 2013, an increase in restricted cash in 2014 and increased capital expenditures in 2014.

Net cash flow used by financing activities was $507.7 million in the first 24 weeks of 2014 compared to net cash provided by financing activities of $73.7 million in the first 24 weeks of 2013. This change was due primarily to lower additions to debt and higher debt payments in 2014.

Due to the announced Merger, each of the major U.S. rating agencies has placed Safeway on negative watch.  If Safeway’s credit ratings are downgraded to below the Triple B-minus (or equivalent) level, Safeway does not expect to have the ability to borrow under its commercial paper program.  However, Safeway expects to continue to have access to borrowings under the Credit Agreement referred to below.  Management believes that current levels of cash on hand, net cash flow from operating activities and potential borrowing under Safeway’s Credit Agreement will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments, dividend payments and scheduled principal payments for the foreseeable future.  There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.
FREE CASH FLOW ON CONTINUING OPERATIONS Free cash flow is calculated as shown below:

	24 Weeks Ended
(in millions)	June 14, 2014	June 15, 2013
Net cash flow provided by operating activities from continuing operations	$317.7	$394.8
Net cash flow used by investing activities from continuing operations	(336.2)	(143.0)
Free cash flow	$(18.5)	$251.8

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

DISCONTINUED OPERATIONS
Net cash flow used by operating activities was $1,780.7 million in the first 24 weeks of 2014 compared to $417.0 million in the first 24 weeks of 2013. During 2014, Safeway paid income taxes of $1.1 billion, most of which related to the income taxes on the gain on the sale of substantially all of the net assets of Canada Safeway Limited, which closed in the fourth quarter of 2013. Additionally, Blackhawk payables related to third-party gift cards, net of receivables, was a use of cash of $519.7 million in the first 24 weeks of 2014 compared to $531.8 million in the first 24 weeks of 2013.

Net cash flow provided by investing activities was $88.8 million in the first 24 weeks of 2014 compared to net cash flow used by investing activities of $47.3 million in the first 24 weeks of 2013. During 2014, Safeway received net proceeds of $107.5 million from the sale of certain Dominick's stores, paid approximately $5.2 million of expenses related to the sale of substantially all of the net assets of Canada Safeway Limited, and paid approximately $5.5 million in expenses related to the distribution of Blackhawk Class B common stock to Safeway stockholders.

Net cash flow used by financing activities was $54.9 million in the first 24 weeks of 2014 which consisted primarily of $229.3 million of Blackhawk cash and cash equivalents which were distributed to Safeway stockholders, offset by additional

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Blackhawk debt of $175.0 million. Net cash flow provided by financing activities of $236.3 million in the first 24 weeks of 2013 included net proceeds of $237.9 million from the sale of Blackhawk common stock.
CREDIT AGREEMENT At June 14, 2014, the Company had a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks that terminates on June 1, 2015.  The Credit Agreement provided (i) to Safeway, a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances, (ii) to Safeway and CSL, a four-year revolving Canadian credit facility of up to $250.0 million for U.S. dollar and Canadian dollar advances and (iii) to Safeway, a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit.  The Credit Agreement also provided for an increase in the domestic or Canadian credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. The Company terminated the $250.0 million Canadian credit facility effective June 30, 2014. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway and its subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with stockholders and affiliates and alter the character of its business from that conducted on the closing date.  The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00.  As of June 14, 2014, the Company was in compliance with these covenant requirements.  At June 14, 2014, there were no borrowings outstanding and $35.6 million in letters of credit under the Credit Agreement.  Total unused borrowing capacity under the Credit Agreement was $1,464.4 million on June 14, 2014.
TERM CREDIT AGREEMENT Previously, Safeway had a $700.0 million term credit agreement (the “Term Credit Agreement”) with a syndicate of banks.  During the second quarter of 2014, the Company terminated the Term Credit Agreement after repaying the remaining $400.0 million of outstanding borrowings.
NOTES DUE AUGUST 2014 We intend to repay all of our 5.625% Senior Notes due 2014 upon their maturity on August 15, 2014.
EFFECT OF MERGER ON NOTES AND DEBENTURES We expect to issue an irrevocable notice to redeem $320 million of our 3.4% Senior Notes due December 2016 (“2016 Notes”) and $400 million of our 6.35% Senior Notes due 2017 (“2017 Notes”), which redemption will take place in August 2014. We also expect that the Merger will constitute a “Change of Control Triggering Event” under the indenture governing the 2016 Notes and the 2017 Notes, as well as our 5.00% Senior Notes due 2019 (“2019 Notes”), 3.95% Senior Notes due 2020 (“2020 Notes”) and 4.75% Senior Notes due 2021 (“2021 Notes,” and together with the 2016 Notes, the 2017 Notes, the 2019 Notes and the 2020 Notes, the “Notes”), which will require us to offer to purchase any and all of the Notes for cash at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest (the “Change of Control Tender Offer”). We expect to commence the Change of Control Tender Offer with respect to the Notes then outstanding prior to the closing of the Merger, and expect such Change of Control Tender Offer to expire on or about the closing date of the Merger. If all or any portion of the Notes remains outstanding on the closing date of the Merger, such Notes will be required to be equally and ratably secured with the notes to be offered by an affiliate of Albertsons to provide a portion of the financing for the Merger (the “Albertsons notes”) to the extent of our assets that secure the Albertsons notes. We also expect that our $150 million 7.45% Senior Debentures due 2027 and $600 million 7.25% Senior Debentures due 2031 will remain outstanding following the Merger and will be equally and ratably secured with the Albertsons notes to the extent of our assets securing the Albertsons notes. We expect all or substantially all of our other indebtedness (other than capital lease debt) to be repaid on or before the consummation of the Merger.
ADJUSTED EBITDA Management believes that “Adjusted EBITDA from Continuing Operations” and "Adjusted EBITDA from Continuing Operations, as further adjusted" are useful measures of operating performance that facilitate management's evaluation of the Company's ability to service debt and capability to incur more debt to generate the cash needed to grow the business (including at times when interest rates fluctuate). Omitting interest, taxes and the other enumerated items provides a financial measure that is useful to management in assessing operating performance because the cash Safeway's business operations generate enables us to incur debt and thus to grow.

Management believes that “Adjusted EBITDA from Continuing Operations” and "Adjusted EBITDA from Continuing Operations, as further adjusted" also facilitate comparisons of Safeway's results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, discontinued operations, property impairment charges, methodologies in calculating LIFO income and unconsolidated affiliates that other companies have are different from the Company's, we omit these amounts to facilitate investors' ability to make these comparisons. Similarly, we omit

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because, in management's experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution such store makes to operating performance.

Management also believes that investors, analysts and other interested parties view our ability to generate “Adjusted EBITDA from Continuing Operations” and "Adjusted EBITDA from Continuing Operations, as further adjusted" as important measures of our operating performance and that of other companies in our industry, and these measures are useful indicators of Safeway's ability to service debt and pay dividends that management believes will enhance stockholder value. These measures are also meaningful indicators of cash available for investing activities.
The computations of Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations, as further adjusted, are provided below. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations, as further adjusted, should not be considered as alternatives to income from continuing operations, net of tax, or cash flow from operating activities (which are determined in accordance with U.S. GAAP). Other companies may define Adjusted EBITDA differently and, as a result, such measures may not be comparable to Safeway’s Adjusted EBITDA from Continuing Operations or Adjusted EBITDA from Continuing Operations, as further adjusted (dollars in millions).

	Rolling Four Quarters Ended June 14, 2014	52 Weeks 2013	24 Weeks Ended June 14, 2014	24 Weeks Ended June 15, 2013
Adjusted EBITDA from Continuing Operations:
Income from continuing operations, net of tax	$91.9	$217.1	$(3.1)	$122.1
Add (subtract):
Income taxes	7.3	34.5	(1.1)	26.1
Interest expense	247.8	273.0	103.1	128.3
Depreciation expense	908.4	922.2	408.2	422.0
LIFO income	(14.3)	(14.3)	—	—
Share-based employee compensation	28.5	50.4	—	21.9
Property impairment charges	46.2	35.6	25.9	15.3
Equity in earnings of unconsolidated affiliate	(13.2)	(17.6)	(6.4)	(10.8)
Dividend from unconsolidated affiliate	5.6	3.8	5.6	3.8
Impairment of notes receivable	30.0	30.0	—	—
Total Adjusted EBITDA from Continuing Operations	1,338.2	1,534.7	532.2	728.7
Loss on foreign currency translation	165.2	57.4	107.8	—
Merger-related expenses	10.4	0.5	9.9	—
Charges for legal reserves	—	17.0	—	17.0
Gain on the sale of investments	—	(8.5)	—	(8.5)
Total Adjusted EBITDA from Continuing Operations, as further adjusted	$1,513.8	$1,601.1	$649.9	$737.2
SHELF REGISTRATION  The Company has a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock that expires on October 24, 2014. At June 14, 2014, $1.95 billion of securities were available for issuance under the Safeway board of directors' authorization.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $46.2 million and $42.2 million for the second quarters of 2014 and 2013, respectively. Year-to-date dividends paid on common stock totaled $92.2 million and $84.1 million for 2014 and 2013, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

The Merger Agreement does not permit us to authorize, declare, set aside or pay any dividend or other distributions other than up to five cash quarterly dividends per share of $0.20, $0.23, $0.23, $0.23 and $0.23 prior to the closing of the Merger, of

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which we have declared and paid two quarterly dividends, and other than for dividends with respect to the net proceeds from the sales of either PDC or Casa Ley.
STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first 24 weeks of 2014 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at June 14, 2014 was approximately $2.2 billion. The repurchase program has no expiration date but may be terminated by the board of directors.  The Merger Agreement does not allow the Company to repurchase its common stock under the Company’s stock repurchase program.  The Merger Agreement does permit the Company to repurchase its common stock from holders of options, restricted stock or performance shares in payment of the exercise price or any applicable taxes.
Capital Expenditure Program
For the first 24 weeks of 2014, Safeway invested $299.8 million in capital expenditures compared to $240.1 million for the first 24 weeks of 2013.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended June 14, 2014 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFEWAY INC. AND SUBSIDIARIES

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters
Information about legal proceedings appears under the caption "Legal Matters" in Note I to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, in the Company’s 2013 Annual Report on Form 10-K, as amended, except as noted below.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the second quarter of 2014.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
March 23, 2014 - April 19, 2014	22,604	$38.00	—	$2,163.3
April 20, 2014 - May 17, 2014	732	34.07	—	2,163.3
May 18, 2014 - June 14, 2014	3,691	34.31	—	2,163.3
TOTAL	27,027	$37.39	—	$2,163.3

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

Payment of Dividends

The Merger Agreement does not permit us to authorize, declare, set aside or pay any dividend or other distributions other than up to five cash quarterly dividends per share of $0.20, $0.23, $0.23, $0.23 and $0.23 prior to the closing of the Merger, of

SAFEWAY INC. AND SUBSIDIARIES

which we have declared and paid two quarterly dividends, and other than for dividends with respect to the net proceeds from the sales of either PDC or Casa Ley.

Item 6.	Exhibits

Exhibit 2.1
Amendment No. 2 to Agreement and Plan of Merger, dated as of June 13, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Albertson's LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated June 13, 2014).

Exhibit 2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Albertson's LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 7, 2014).

Exhibit 4(i).1
First Amendment to Rights Agreement, dated as of June 13, 2014, between Safeway Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 13, 2014).

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

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 14, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	July 22, 2014	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Executive Officer

Date:	July 22, 2014	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED JUNE 14, 2014

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended June 14, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.