Form 10-Q
period 2014-09-06
SAFEWAY INC
filed 2014-10-15
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2014

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
As of October 8, 2014, there were issued and outstanding 230.5 million shares of the registrant’s common stock.

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Sales and other revenue	$8,307.9	$8,099.2	$24,652.8	$24,250.1
Cost of goods sold	(6,133.3)	(6,004.5)	(18,229.4)	(17,884.4)
Gross profit	2,174.6	2,094.7	6,423.4	6,365.7
Operating and administrative expense	(2,080.4)	(2,006.8)	(6,147.2)	(6,024.2)
Operating profit	94.2	87.9	276.2	341.5
Interest expense	(45.0)	(63.3)	(148.1)	(191.6)
Loss on extinguishment of debt	(84.4)	—	(84.4)	—
Loss on foreign currency	(3.8)	—	(111.6)	—
Other income, net	6.7	5.2	31.3	28.1
(Loss) income before income taxes	(32.3)	29.8	(36.6)	178.0
Income taxes	11.1	(6.4)	12.2	(32.5)
(Loss) income from continuing operations, net of tax	(21.2)	23.4	(24.4)	145.5
Income from discontinued operations, net of tax	30.7	43.0	30.9	48.5
Net income before allocation to noncontrolling interests	9.5	66.4	6.5	194.0
Noncontrolling interests - discontinued operations	—	(0.6)	0.9	(0.9)
Net income attributable to Safeway Inc.	$9.5	$65.8	$7.4	$193.1

Basic (loss) earnings per common share:
Continuing operations	$(0.09)	$0.10	$(0.11)	$0.60
Discontinued operations	0.13	0.17	0.13	0.20
Total	$0.04	$0.27	$0.02	$0.80

Diluted (loss) earnings per common share:
Continuing operations	$(0.09)	$0.10	$(0.11)	$0.60
Discontinued operations	0.13	0.17	0.13	0.19
Total	$0.04	$0.27	$0.02	$0.79

Weighted average shares outstanding:
Basic	229.0	239.4	228.6	238.5
Diluted	230.9	241.6	230.4	240.3

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Net income before allocation to noncontrolling interests	$9.5	$66.4	$6.5	$194.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0.3	(22.3)	2.4	(52.1)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	7.3	15.8	22.0	47.0
Other, net of tax	0.5	(1.1)	1.4	(1.4)
Total comprehensive income including noncontrolling interests	17.6	58.8	32.3	187.5
Comprehensive income attributable to noncontrolling interests	—	(0.6)	0.9	(0.9)
Comprehensive income attributable to Safeway Inc.	$17.6	$58.2	$33.2	$186.6

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 6, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$1,348.7	$4,647.3
Receivables	334.1	1,211.4
Merchandise inventories	2,317.6	2,089.6
Income tax receivable	257.3	—
Prepaid expenses and other current assets	219.7	371.5
Assets held for sale	61.7	143.9
Total current assets	4,539.1	8,463.7

Property	17,512.4	17,722.7
Less accumulated depreciation and amortization	(10,203.6)	(10,185.2)
Property, net	7,308.8	7,537.5

Goodwill	330.9	464.5
Investment in unconsolidated affiliate	206.2	196.1
Other assets	415.8	557.7
Total assets	$12,800.8	$17,219.5

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
 (In millions, except per-share amounts)
(Unaudited)

	September 6, 2014	December 28, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of notes and debentures	$1.8	$252.9
Current obligations under capital leases	72.8	49.3
Accounts payable	1,892.1	3,376.4
Accrued salaries and wages	362.5	419.4
Income taxes payable	—	1,135.2
Other accrued liabilities	567.9	623.2
Total current liabilities	2,897.1	5,856.4
Long-term debt:
Notes and debentures	2,354.8	3,515.3
Obligations under capital leases	388.0	375.5
Total long-term debt	2,742.8	3,890.8
Pension and post-retirement benefit obligations	459.4	451.4
Accrued claims and other liabilities	1,153.9	1,145.8
Total liabilities	7,253.2	11,344.4
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share;1,500 shares authorized; 244.9 and 244.2 shares issued	2.4	2.4
Additional paid-in capital	2,022.1	1,981.9
Treasury stock at cost: 14.4 and 14.1 shares	(491.3)	(480.6)
Accumulated other comprehensive loss	(243.1)	(271.1)
Retained earnings	4,257.5	4,586.9
Total Safeway Inc. equity	5,547.6	5,819.5
Noncontrolling interests	—	55.6
Total equity	5,547.6	5,875.1
Total liabilities and stockholders’ equity	$12,800.8	$17,219.5

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	36 Weeks Ended
	September 6, 2014	September 7, 2013
OPERATING ACTIVITIES:
Net income before allocation to noncontrolling interests	$6.5	$194.0
Income from discontinued operations, net of tax	(30.9)	(48.5)
(Loss) income from continuing operations, net of tax	(24.4)	145.5
Reconciliation to net cash flow (used) provided by operating activities:
Depreciation and amortization	625.8	632.8
Loss on foreign currency	111.6	—
Property impairment charges	42.9	32.2
Share-based employee compensation	9.1	34.9
Equity in earnings of unconsolidated affiliate	(10.1)	(14.2)
Net pension and post-retirement benefits expense	52.7	79.6
Contributions to pension and post-retirement benefit plans	(8.5)	(41.1)
Gain on property retirements and lease exit costs, net	(32.7)	(4.8)
Loss on extinguishment of debt	84.4	—
Increase in accrued claims and other liabilities	0.9	46.0
Deferred income taxes	—	(17.2)
Other	18.5	8.7
Changes in working capital items:
Receivables	18.6	(12.8)
Inventories at FIFO cost	(262.9)	(272.6)
Prepaid expenses and other current assets	59.6	11.1
Income taxes	(195.6)	(80.8)
Payables and accruals	200.3	220.4
Net cash flow provided by operating activities–continuing operations	690.2	767.7
Net cash flow used by operating activities–discontinued operations	(1,786.1)	(458.4)
Net cash flow (used) provided by operating activities	$(1,095.9)	$309.3

INVESTING ACTIVITIES:
Cash paid for property additions	(471.1)	(412.8)
Proceeds from sale of property	75.1	38.0
Proceeds from company-owned life insurance policies	—	68.7
Cash restricted by merger agreement for payment of mortgage	(40.0)	—
Release of restricted cash for payment of mortgage	40.0	—
Other	(51.0)	(3.8)
Net cash flow used by investing activities–continuing operations	(447.0)	(309.9)
Net cash flow provided (used) by investing activities–discontinued operations	131.1	(72.6)
Net cash flow used by investing activities	$(315.9)	$(382.5)

See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)
(Unaudited)
	36 Weeks Ended
	September 6, 2014	September 7, 2013
FINANCING ACTIVITIES:
Additions to long-term borrowings	239.8	635.1
Payments on long-term borrowings	(1,705.1)	(635.6)
Payment of make-whole premiums on early extinguishment of debt	(82.0)	—
Dividends paid	(145.3)	(132.3)
Net proceeds from exercise of stock options	19.2	48.0
Other	(10.5)	(9.6)
Net cash flow used by financing activities–continuing operations	(1,683.9)	(94.4)
Net cash flow (used) provided by financing activities–discontinued operations	(57.2)	235.2
Net cash flow (used) provided by financing activities	$(1,741.1)	$140.8

Effect of changes in exchange rates on cash	(145.7)	(1.5)
(Decrease) increase in cash and equivalents	(3,298.6)	66.1
CASH AND EQUIVALENTS:
Beginning of period	4,647.3	352.2
End of period	1,348.7	418.3
Less cash held for sale	—	(5.2)
Cash and cash equivalents, excluding held for sale	$1,348.7	$413.1
See accompanying notes to condensed consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A–THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements of Safeway Inc. and subsidiaries (“Safeway” or the “Company”) for the 12 weeks and 36 weeks ended September 6, 2014 and September 7, 2013 are unaudited and, in the opinion of management, contain all adjustments that are of a normal and recurring nature necessary to present fairly the financial position and results of operations for such periods. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared on an accrual basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC regulations. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K, as amended. The results of operations for the 12 and 36 weeks ended September 6, 2014 are not necessarily indicative of the results expected for the full year or other future periods.
Recent Developments
On March 6, 2014, Safeway entered into an Agreement and Plan of Merger (as amended on April 7, 2014 and on June 13, 2014, the “Merger Agreement”), with AB Acquisition LLC (“AB Acquisition”), Albertson’s Holdings LLC (“Albertsons Holdings”), a subsidiary of AB Acquisition, Albertson’s LLC (“Albertson’s LLC”), a subsidiary of Albertsons Holdings, and Saturn Acquisition Merger Sub, Inc. (“Merger Sub” and together with AB Acquisition, Albertsons Holdings and Albertson’s LLC, “Albertsons”), a subsidiary of Albertsons Holdings, pursuant to which the parties agreed that, on the terms and subject to the conditions set forth in the Merger Agreement, Albertsons Holdings will acquire Safeway. At the Company's 2014 Annual Meeting of Stockholders held on July 25, 2014, Safeway stockholders approved the proposal to adopt and approve the Merger Agreement.
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
if the sale of the Casa Ley Interest and/or the PDC assets are not fully completed on or prior to the closing of the Merger or there is any deferred consideration that has not been paid to Safeway with respect to pre-closing sales of the Casa Ley Interest and/or PDC, (x) one contingent value right relating to the sale of any remaining Casa Ley Interest and deferred consideration (a “Casa Ley CVR”) and/or (y) one contingent value right relating to the sale of any remaining PDC assets and deferred consideration (a “PDC CVR” which, together with a Casa Ley CVR, is referred to as a “CVR”)

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

((i), (ii), (iii), (iv) and (v) together, the “Per Share Merger Consideration”).
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
Consummation of the Merger is subject to various customary conditions, including, among others, there not having been a “material adverse effect” on Safeway, compliance with covenants and accuracy of representations and warranties (in each case subject to materiality qualifiers) and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the Merger provided that Albertsons will not be obligated to agree to divestitures or other restrictions that would reasonably be expected to have a material adverse effect on the parties to the Merger Agreement and their respective subsidiaries, taken as a whole, after giving effect to the reasonably anticipated economic benefits of the Merger.
Distribution of Blackhawk Shares
On April 14, 2014, Safeway distributed the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. See Note B. Beginning in the second quarter of 2014, Blackhawk was reclassified as a discontinued operation.

Restricted Cash

In accordance with the Merger Agreement, the Company contributed $40.0 million in cash to PDC in the second quarter of 2014.  This cash was to be held in a reserve account until the earlier to occur of (i) payment in full of the mortgage indebtedness encumbering a shopping center in Lahaina, Hawaii and (ii) the release of the Company from any guaranty obligations in connection with such indebtedness.  During the third quarter of 2014, the Company deposited $40.0 million with a trustee and achieved a full legal defeasance of the mortgage indebtedness and was released from the guaranty obligations associated with such indebtedness.  Therefore, during the third quarter of 2014, the Company extinguished the $40.8 million mortgage from the condensed consolidated balance sheet. This was previously included in Mortgage Notes Payable in Note G.

Inventory
Net income reflects the LIFO method of valuing certain domestic inventories based upon estimated annual inflation. The LIFO method of inventory valuation is determined annually when actual LIFO inflation indices for the year are calculated during the fourth quarter based upon a statistical sampling of inventories; therefore, LIFO inventory costs for interim financial statements are estimated. Safeway recorded no LIFO expense during the first 36 weeks of 2014 or during the first 36 weeks of 2013.
Corporate-Owned Life Insurance ("COLI")
Safeway has COLI policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, the Company offsets the cash surrender value by the related loans. At September 6, 2014, the cash surrender value of the policies was $59.5 million, and the balance of the policy loans was $42.2 million, for a net of $17.3 million, which is included in Other Assets in the condensed consolidated balance sheet.
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
NOTE B–ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets and liabilities held for sale at September 6, 2014 and December 28, 2013 were as follows (in millions):

	September 6, 2014	December 28, 2013
Assets held for sale:
Dominick's property, held for sale	$51.9	$136.7
Other United States real estate assets held for sale	9.8	7.2
Total assets held for sale	$61.7	$143.9

Liabilities held for sale:
Dominick's:
Deferred gain on property dispositions	$—	$9.0
Obligations under capital leases	—	5.2
Deferred rent	—	2.6
Other liabilities	8.7	1.4
Total liabilities held for sale*	$8.7	$18.2
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The financial results of discontinued operations for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013 were as follows (in millions):

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Sales and other revenue:
Blackhawk	$—	$194.4	$305.6	$582.8
CSL	—	1,454.1	—	4,469.6
Dominick's	—	328.4	7.3	991.9
Total	$—	$1,976.9	$312.9	$6,044.3

(Loss) income from discontinued operations, before income taxes:
Blackhawk	$—	$3.8	$(4.4)	$9.6
CSL	—	74.5	—	238.2
Dominick's	(2.9)	(13.4)	(65.7)	(34.4)
Total	(2.9)	64.9	(70.1)	213.4

Gain (loss) on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
Blackhawk	0.3	—	(5.2)	—
CSL	(1.2)	—	(6.4)	—
Dominick's	26.0	—	81.5	—
Total	25.1	—	69.9	—

Total income (loss) from discontinued operations before income taxes	$22.2	$64.9	$(0.2)	$213.4
Income tax benefit (expense) on discontinued operations	8.5	(21.9)	31.1	(164.9)
Income from discontinued operations, net of tax	$30.7	$43.0	$30.9	$48.5
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

Assuming the acquisition by AB Acquisition is completed as contemplated by the Merger Agreement (see Note A), it is expected that Safeway’s distribution of Blackhawk shares will be taxable. Based on Safeway’s preliminary estimates and after the application of $82 million tax payments previously made in connection with Safeway's sale of shares in the initial public offering of Blackhawk's Class A common stock in April 2013, Safeway expects that the distribution of Blackhawk shares will result in an incremental tax liability of approximately $360 million, which Safeway will be required to fund. In accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring and, therefore, has not recorded a liability for its obligation to fund Blackhawk’s tax obligation. Subsequent to the third quarter through the date of this filing, Safeway paid approximately $251 million of the incremental tax liability and expects to pay the remainder before year-end.
In addition, through the third quarter of 2014, Blackhawk has made certain estimated tax payments to certain state tax jurisdictions. Safeway advanced approximately $8.5 million to Blackhawk to fund these estimated tax payments ($24.5 million through the date of this filing). Safeway recorded these advances as receivables on the condensed consolidated balance sheet. In the event the Merger does not occur, Blackhawk will be required to repay these advances to Safeway.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dominick's During the fourth quarter of 2013, the Company sold or closed all stores in the Dominick’s division. In 2013, cash proceeds on the sale of Dominick’s stores were $72.2 million, with a pre-tax loss of $493.1 million (including a $310.8 million charge described in the succeeding paragraph). Year-to-date through the third quarter of 2014, cash proceeds on the sale of Dominick’s stores were $150.7 million, with a pre-tax gain of $81.5 million.

As previously reported, Dominick’s participated in certain multiemployer pension plans on which withdrawal liabilities have been or we expect will be incurred due to the Dominick’s closure. Generally, the Company may pay such withdrawal liabilities in installment payments. Withdrawal liabilities are generally subject to a 20-year payment cap, but may extend into perpetuity if a mass withdrawal from the plan occurs.

During the fourth quarter of 2013, Safeway recorded a liability of $310.8 million, which represented the present value of estimated installment payments to be made to the plans based on the best information available at the time, without having yet received demand letters from the multiemployer pension plans. In April 2014 and September 2014, the Company received demand letters from three of the plans. These demand letters called for installment payments greater than Safeway’s original actuarial estimate based on calculations Safeway disputes. The Company has requested a review by the plan trustee of the demands made by the three plans. The Company's estimate is in accordance with ASC 450, "Contingencies."

The following is a reconciliation of the estimated multiemployer pension withdrawal liability (in millions):

Balance at year-end 2013	$310.8
Accrued interest	9.3
Adjustment to estimated liability	38.3
Installment payments	(3.7)
Balance at September 6, 2014	$354.7

Accrued interest expense and adjustments to the estimated liability are recorded in discontinued operations. The $338.5 million long-term portion of the estimated liability is included in Accrued Claims and Other Liabilities, and the $16.2 million current portion is included in Other Accrued Liabilities in the condensed consolidated balance sheet.

Pending review of the demand letters received, receipt of a final demand letter, or any negotiated lump sum settlements, the final amount of the withdrawal liability may be greater than or less than the amount recorded, and this difference could be significant. The Company currently estimates the range of potential withdrawal liability to be between $355 million and $475 million.

NOTE C–CAPITAL STOCK
Stockholder Rights Plan On June 13, 2014, the Company's Board of Directors amended the stockholder rights plan to accelerate the expiration date to June 19, 2014, terminating the plan and the rights issued under the plan as of that date. The stockholder rights plan was originally scheduled to expire on September 15, 2014.
Share-based Compensation Expense The Company recognized share-based compensation expense of $9.1 million in the third quarter of 2014 and $13.0 million in the third quarter of 2013 as a component of operating and administrative expense. The Company recognized $9.1 million share-based compensation expense for the first 36 weeks of 2014 and $34.9 million in the first 36 weeks of 2013 as a component of operating and administrative expense.

In 2014, 2013 and 2012, Safeway granted performance share awards to certain executives. These performance share awards, covering a target of approximately 2.7 million shares, vest over three years. The 2014 performance share awards are subject to the achievement of specified levels of revenue growth and return on invested capital, as modified based on the Company's total stockholder return. The 2013 and 2012 performance share awards are subject to the achievement of earnings per share goals determined on a compound annual growth rate basis relative to the S&P 500. The Company recorded expense related to the 2014, 2013 and 2012 awards based on the then expected achievement of the performance targets. The Company no longer believes that achievement of the performance targets related to the 2013 and 2012 awards is probable. Accordingly, in the second quarter of 2014, the Company reversed $18.8 million of previously recorded expense on unvested performance shares.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the terms of the awards, all unvested performance shares may vest upon the closing of the Merger. However, in accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring in recording stock-based compensation expense.
The Company determines fair value of stock option awards using the Black-Scholes option pricing model. The weighted-average assumptions used to value Safeway’s grants of stock options through the third quarter, by year, are as follows:

	2014	2013
Expected life (in years)	6.25	6.25	-	6.50
Expected stock volatility	27.9%	31.6%	-	33.0%
Risk-free interest rate	2.0%	1.1%	-	1.9%
Expected dividend yield during the expected term	2.8%	3.8%	-	4.0%

NOTE D–(LOSS) INCOME PER SHARE
The following tables provide reconciliations of net earnings and shares used in calculating income (loss) per basic common share to those used in calculating income (loss) per diluted common share (in millions, except per-share amounts):

	12 Weeks Ended
	September 6, 2014		September 7, 2013
	Diluted	Basic	Diluted	Basic
(Loss) income from continuing operations, net of tax	$(21.2)	$(21.2)	$23.4	$23.4
Distributed and undistributed earnings allocated to participating securities	—	—	(0.2)	(0.2)
(Loss) income from continuing operations available to common stockholders	(21.2)	(21.2)	23.2	23.2

Income from discontinued operations, net of tax	30.7	30.7	43.0	43.0
Noncontrolling interests - discontinued operations	—	—	(0.6)	(0.6)
Income from discontinued operations, attributable to Safeway Inc.	30.7	30.7	42.4	42.4
Distributed and undistributed earnings allocated to participating securities	(0.5)	(0.5)	(0.5)	(0.5)
Income from discontinued operations available to common stockholders	30.2	30.2	41.9	41.9

Net income	$9.5	$9.5	$65.8	$65.8
Distributed and undistributed earnings allocated to participating securities	(0.5)	(0.5)	(0.7)	(0.7)
Net income available to common stockholders after earnings allocated to participating securities	$9.0	$9.0	$65.1	$65.1

Weighted average common shares outstanding	229.0	229.0	239.4	239.4
Common share equivalents	1.9		2.2
Weighted average shares outstanding	230.9		241.6

(Loss) earnings per common share:
Continuing operations	$(0.09)	$(0.09)	$0.10	$0.10
Discontinued operations	0.13	0.13	0.17	0.17
Total	$0.04	$0.04	$0.27	$0.27
Anti-dilutive shares totaling 0.2 million and 8.1 million have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 6, 2014 and September 7, 2013, respectively. Additionally, performance shares totaling 1.9 million for which the Company does not forecast achievement of target have been excluded from diluted weighted average shares outstanding for the 12 weeks ended September 6, 2014.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	36 Weeks Ended
	September 6, 2014		September 7, 2013
	Diluted	Basic	Diluted	Basic
(Loss) income from continuing operations, net of tax	$(24.4)	$(24.4)	$145.5	$145.5
Distributed and undistributed earnings allocated to participating securities	—	—	(1.6)	(1.6)
(Loss) income from continuing operations available to common stockholders	(24.4)	(24.4)	143.9	143.9

Income from discontinued operations, net of tax	30.9	30.9	48.5	48.5
Noncontrolling interests - discontinued operations	0.9	0.9	(0.9)	(0.9)
Income from discontinued operations, attributable to Safeway Inc.	31.8	31.8	47.6	47.6
Distributed and undistributed earnings allocated to participating securities	(2.7)	(2.7)	(0.5)	(0.5)
Income from discontinued operations available to common stockholders	29.1	29.1	47.1	47.1

Net income	$7.4	$7.4	$193.1	$193.1
Distributed and undistributed earnings allocated to participating securities	(2.7)	(2.7)	(2.1)	(2.1)
Net income available to common stockholders after earnings allocated to participating securities	$4.7	$4.7	$191.0	$191.0

Weighted average common shares outstanding	228.6	228.6	238.5	238.5
Common share equivalents	1.8		1.8
Weighted average shares outstanding	230.4		240.3

(Loss) earnings per common share:
Continuing operations	$(0.11)	$(0.11)	$0.60	$0.60
Discontinued operations	0.13	0.13	0.19	0.20
Total	$0.02	$0.02	$0.79	$0.80
Anti-dilutive shares totaling 0.4 million and 13.9 million have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 6, 2014 and September 7, 2013, respectively. Additionally, performance shares totaling 1.9 million for which the Company does not forecast achievement of target have been excluded from diluted weighted average shares outstanding for the 36 weeks ended September 6, 2014.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F–GOODWILL
A summary of changes in Safeway’s goodwill during the first 36 weeks of 2014 is as follows (in millions):

Balance – beginning of year:
Goodwill	$4,455.8
Accumulated impairment charges	(3,991.3)
464.5
Activity:
Distribution of Blackhawk stock (1)	(133.6)
(133.6)
Balance – end of quarter:
Goodwill	4,322.2
Accumulated impairment charges	(3,991.3)
Balance – end of quarter	$330.9

(1)	See Note B.

NOTE G–FINANCING
Notes and debentures were composed of the following at September 6, 2014 and December 28, 2013 (in millions):

	September 6, 2014	December 28, 2013
Commercial paper	$—	$—
Bank credit agreement, unsecured	—	—
Term credit agreement, unsecured	—	400.0
Mortgage notes payable, secured	4.9	46.8
5.625% Senior Notes due August 2014, unsecured	—	250.0
3.40% Senior Notes due 2016, unsecured (See Note N)	80.0	400.0
6.35% Senior Notes due 2017, unsecured (See Note N)	100.0	500.0
5.00% Senior Notes due 2019, unsecured (See Note N)	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	21.7	21.4
	$2,356.6	$3,768.2
Less current maturities	(1.8)	(252.9)
Long-term portion	$2,354.8	$3,515.3

In August 2014, Safeway paid $802.7 million to redeem $320.0 million of the 3.40% Senior Notes due 2016 and $400.0 million of the 6.35% Senior Notes due 2017. The $802.7 million included principal payments of $720.0 million, make-whole premiums of $80.2 million and accrued interest of $2.5 million. Unamortized deferred finance fees of $2.2 million were also expensed.

In accordance with the Merger Agreement, the Company contributed $40.0 million in cash to PDC in the second quarter of 2014.  This cash was to be held in a reserve account until the earlier to occur of (i) payment in full of the mortgage indebtedness encumbering a shopping center in Lahaina, Hawaii and (ii) the release of the Company from any guaranty obligations in connection with such indebtedness.  During the third quarter of 2014, the Company deposited $40.0 million with a trustee and achieved a full legal defeasance of the mortgage indebtedness and was released from the guaranty obligations associated with

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

such indebtedness.  Therefore, during the third quarter of 2014, the Company extinguished the $40.8 million mortgage from the condensed consolidated balance sheet. Additionally, Safeway paid $1.8 million in third-party costs and wrote off $0.2 million of unamortized deferred finance fees.

These transactions resulted in a loss on extinguishment of debt of $84.4 million in the third quarter of 2014, which consisted of $80.2 million in make-whole premiums on the Senior Notes, the write-off of $2.4 million of unamortized deferred finance fees and $1.8 million of third-party costs associated with the defeasance of the Lahaina mortgage.

NOTE H–PENSION AND POST-RETIREMENT PLANS
The following tables provide the components of net pension and post-retirement expense (in millions):

	12 Weeks Ended
	September 6, 2014		September 7, 2013
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(27.6)	$—	$(24.9)	$—
Service cost	10.0	0.2	9.7	0.2
Interest cost	22.1	0.8	19.7	0.7
Amortization of prior service cost	2.2	—	3.0	—
Amortization of unrecognized losses	9.7	0.1	18.0	0.2
Total	$16.4	$1.1	$25.5	$1.1

	36 Weeks Ended
	September 6, 2014		September 7, 2013
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Estimated return on assets	$(82.6)	$—	$(74.7)	$—
Service cost	29.5	0.6	29.2	0.5
Interest cost	66.6	2.4	59.1	2.1
Amortization of prior service cost (credit)	6.7	(0.1)	8.9	(0.1)
Amortization of unrecognized losses	29.3	0.3	53.9	0.7
Total	$49.5	$3.2	$76.4	$3.2

The Company contributed $8.5 million to its defined benefit pension plans and post-retirement benefit plans in the first 36 weeks of 2014 compared to $41.1 million in the first 36 weeks of 2013.  For the remainder of 2014, Safeway currently anticipates contributing an additional $5 million to these plans.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following the announcement of the Merger, 14 purported class action complaints were filed by alleged stockholders of the Company against the Company, the individual directors of the Company, and against Cerberus Capital Management, L.P., AB Acquisition, Albertsons Holdings, Albertson’s LLC and/or Merger Sub. Seven lawsuits were filed in the Delaware Court of Chancery, captioned Barnhard v. Safeway Inc., et al., C.A. No. 9445-VCL (March 13, 2014); Morales v. Safeway Inc., et al., C.A. No. 9455-VCL (March 18, 2014); Ogurkiewicz v. Safeway Inc., et al., C.A. No. 9454-VCL (March 18, 2014); Pipefitters Local 636 Defined Benefit Fund and Oklahoma Firefighters Pension and Retirement System v. Safeway Inc., et al., C.A. No. 9461-VCL (March 20, 2014); Cleveland Bakers and Teamsters Pension and Health & Welfare Funds v. Safeway Inc., et al., C.A. No. 9466-VCL (March 24, 2014); KBC Asset Management NV, Erste-Sparinvest Kapitalanlagegesellschaft m.b.H., Louisiana Municipal Police Employees’ Retirement System, and Bristol County Retirement System v. Safeway Inc., et al., C.A. No. 9492-VCL (March 31, 2014); and The City of Atlanta Firefighters’ Pension Fund v. Safeway Inc., et al., C.A. No. 9495-VCL (April 1, 2014), which have been consolidated by order of the Court as In Re Safeway Inc. Stockholders Litigation, Consol. C.A. 9445-VCL (the “Delaware Action”).
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
Three other lawsuits were filed in the United States District Court for the Northern District of California, and are captioned Steamfitters Local 449 Pensions Fund v. Safeway Inc., et al., Case No. 4:14-cv-01670 (April 10, 2014); Romaneck v. Safeway Inc., et al., Case No. 4:14-cv-02015 (May 1, 2014); and Templeton v. Safeway Inc., et al., Case No. 3:14-cv-02412 (May 23, 2014) (collectively, the “Federal Court Actions”). An amended complaint was filed in the Steamfitters action on May 15, 2014.
Each of the cases is purportedly brought on behalf of the Company stockholder class. Collectively, the actions generally allege that the members of the Board breached their fiduciary duties in connection with the Merger because, among other things, the Merger involves an unfair price, a flawed sales process and preclusive deal protection devices. The actions allege that the Company and various combinations of the Albertsons entities aided and abetted those alleged breaches of fiduciary duty. The amended complaint in the dismissed Consolidated California State Action further alleged that the proxy statement for the Company's Annual Meeting of Stockholders failed to disclose material information relating to, among other things, the fairness opinions of Goldman, Sachs and Co. and Greenhill & Co., LLC, the Company’s financial projections, analyses concerning the intrinsic value of Blackhawk, and the background of the proposed transaction. The Federal Court Actions also allege that the defendants violated Sections 14 and 20(a) of the Exchange Act because the proxy statement failed to disclose material information relating to, among other things, the background of the proposed transaction, the fairness opinions of Goldman Sachs and Greenhill and the Company’s financial projections. Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger or unspecified money damages, costs and attorneys’ and experts’ fees.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investment banking firm shall exclude any minority, liquidity or similar discount regarding such equity interests relative to the value of Casa Ley in its entirety;

•	the Board adopted an amendment to the Company's Stockholder Rights Plan to accelerate the expiration date; and

•	the Company made certain changes to the Proxy Statement for the Annual Meeting of Stockholders.

The plaintiffs in the Federal Court Actions have reached an agreement with the plaintiffs in the Delaware Action whereby they will participate in the settlement, and the parties in the Federal Court Actions have entered into stipulations staying the Federal Court Actions pending resolution of the Delaware Action. On July 14, 2014, the parties presented a negotiated stipulation of settlement to the Delaware Court of Chancery for approval. On September 2, 2014, the plaintiffs in the Delaware Action filed a motion for final approval of the proposed settlement and award of attorneys’ fees and expenses with the Delaware Court of Chancery.  On September 17, 2014, the Delaware court approved the settlement, including an award of attorneys’ fees in the amount of $8.95 million and an expense reimbursement in the amount of $0.2 million to plaintiffs’ counsel, entered final judgment and dismissed the case.  The settlement will become effective upon, among other things, the closing of the Merger.   In October 2014, Safeway received $3.5 million from insurance coverage.
In the second quarter of 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") concerning the Company’s record keeping, reporting and related practices associated with the loss or theft of controlled substances. The Company is cooperating with the DEA on this matter.

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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J–STOCKHOLDERS’ EQUITY
Cash Dividends Declared on Common Stock The following table presents information regarding cash dividends declared on Safeway’s common stock for the first 36 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	YTD Total
2014
Quarter 3	08/21/14	09/18/14	$0.230	$53.2	$152.5
Quarter 2	05/14/14	06/19/14	0.230	53.1	99.3
Quarter 1	03/12/14	03/24/14	0.200	46.2	46.2
2013
Quarter 3	08/22/13	09/19/13	$0.200	$49.1	$139.5
Quarter 2	05/14/13	06/20/13	0.200	48.2	90.4
Quarter 1	03/14/13	03/25/13	0.175	42.2	42.2

Cash Dividends Paid on Common Stock The following table presents information regarding cash dividends paid on Safeway’s common stock through the first 36 weeks of fiscal 2014 and 2013.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	YTD Total
2014
Quarter 3	07/10/14	06/19/14	$0.230	$53.1	$145.3
Quarter 2	04/10/14	03/24/14	0.200	46.2	92.2
Quarter 1	01/09/14	12/19/13	0.200	46.0	46.0
2013
Quarter 3	07/11/13	06/20/13	$0.200	$48.2	$132.3
Quarter 2	04/11/13	03/25/13	0.175	42.2	84.1
Quarter 1	12/31/12	12/17/12	0.175	41.9	41.9

NOTE K–FAIR VALUE MEASUREMENTS
The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents assets and liabilities which are measured at fair value on a recurring basis at September 6, 2014 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market	$600.9	$600.9	$—	$—
Commercial paper	474.6	—	474.6	—
Other	0.2	—	0.2	—
Short-term investments [1]	66.2	30.2	36.0	—
Non-current investments [2]	44.7	—	44.7	—
Total	$1,186.6	$631.1	$555.5	$—
Liabilities:
Contingent consideration [3]	$2.7	$—	$—	$2.7
Total	$2.7	$—	$—	$2.7

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
The following table presents assets and liabilities which are measured at fair value on a recurring basis at year-end 2013 (in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Term deposits	$2,818.0	$—	$2,818.0	$—
Money market	449.0	449.0	—	—
Bankers' acceptances	309.6	—	309.6	—
Commercial paper	274.0	—	274.0	—
Short-term investments [1]	81.0	42.0	39.0	—
Non-current investments [2]	38.0	—	38.0	—
Total	$3,969.6	$491.0	$3,478.6	$—
Liabilities:
Contingent consideration [3]	$2.9	$—	$—	$2.9
Total	$2.9	$—	$—	$2.9

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances for Level 3 liabilities for the first 36 weeks of 2014 follows (in millions):

Contingent consideration

Balance at December 28, 2013	$2.9
Settlements	(0.2)
Balance at September 6, 2014	$2.7
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

During the third quarter of 2014, long-lived assets with a carrying value of $46.4 million, primarily store assets, were written down to their fair value of $29.4 million, resulting in an impairment charge of $17.0 million. During the third quarter of 2013, long-lived assets with a carrying value of $22.7 million, primarily store assets, were written down to their fair value of $5.9 million, resulting in an impairment charge of $16.8 million. For the first 36 weeks of 2014, long-lived assets with a carrying value of $80.9 million, primarily stores assets, were written down to their fair value of $38.0 million, resulting in an impairment charge of $42.9 million. For the first 36 weeks of 2013, long-lived assets with a carrying value of $52.8 million, primarily store assets, were written down to their fair value of $20.6 million, resulting in an impairment charge of $32.2 million.
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

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents sales revenue by type of similar product (dollars in millions):

	12 Weeks Ended				36 Weeks Ended
	September 6, 2014		September 7, 2013		September 6, 2014		September 7, 2013
Non-perishables (1)	$3,445.6	41.5%	$3,403.5	42.0%	$10,255.0	41.6%	$10,170.8	41.9%
Perishables (2)	3,116.5	37.5	2,963.7	36.6	9,224.1	37.4	8,864.7	36.6
Fuel	980.2	11.8	990.2	12.3	2,868.6	11.6	2,974.1	12.3
Pharmacy	625.0	7.5	602.0	7.4	1,873.4	7.6	1,829.1	7.5
Other (3)	140.6	1.7	139.8	1.7	431.7	1.8	411.4	1.7
Total sales and other revenue	$8,307.9	100.0%	$8,099.2	100.0%	$24,652.8	100.0%	$24,250.1	100.0%

(1)	Consists primarily of general merchandise, grocery, meal ingredients, soft drinks and other beverages, snacks and frozen foods.

(2)	Consists primarily of produce, dairy, meat, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales and other revenue.

NOTE M–OTHER COMPREHENSIVE INCOME OR LOSS
Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings, including continuing and discontinued operations, represent the activity for a period, net of tax, and was $33.2 million in the first 36 weeks of 2014 and $186.6 million in the first 36 weeks of 2013.
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

	36 Weeks Ended Sept. 6, 2014
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)
Other comprehensive income before reclassifications	—	2.4	1.8	4.2
Amounts reclassified from accumulated other comprehensive income	36.2	—	—	36.2
Tax expense	(14.2)	—	(0.4)	(14.6)
Net current-period other comprehensive income	22.0	2.4	1.4	25.8
Distribution of Blackhawk (See Note B)	—	2.2	—	2.2
Ending balance	$(108.7)	$(134.2)	$(0.2)	$(243.1)

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	36 Weeks Ended Sept.7, 2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive (loss) income before reclassifications	—	(52.1)	(1.2)	(53.3)
Amounts reclassified from accumulated other comprehensive income	74.4	—	—	74.4
Tax expense	(27.4)	—	(0.2)	(27.6)
Net current-period other comprehensive income (loss)	47.0	(52.1)	(1.4)	(6.5)
Ending balance	$(425.3)	$346.9	$(1.9)	$(80.3)

SAFEWAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE N–SUBSEQUENT EVENT
On October 6, 2014, after receiving the required majority consent from holders of $80 million of 3.40% Senior Notes due December 1, 2016 ("2016 Notes"), Safeway entered into a supplemental indenture to amend the change of control provision relating to these notes to remove the requirement to offer to repurchase the notes at $1,010 per $1,000 aggregate principal amount of notes, plus accrued and unpaid interest ("Repurchase Requirement"), in connection with the change of control resulting from the proposed Merger. On October 9, 2014, after receiving the required majority consent from holders of $100 million of 6.35% Senior Notes due August 15, 2017 ("2017 Notes"), Safeway entered into a supplemental indenture to amend the change of control provision relating to these notes to remove the Repurchase Requirement. All consent fees were paid to the holders of such notes by Albertsons.

Following the Merger, the 2016 Notes and 2017 Notes and any of the $500 million of 5.00% Senior Notes due August 15, 2019 ("2019 Notes") that remain outstanding will be secured by substantially all of the assets of Albertsons and Safeway and their respective subsidiaries on a pari passu basis with the new secured notes due 2022 that will be issued by Albertsons as part of the financing for the Merger ("Albertsons Notes"), and will be guaranteed, on the same basis as the Albertsons Notes, by Albertsons and Safeway and their respective subsidiaries. Following the Merger, other series of Safeway's senior notes and debentures (the 3.95% Senior Notes due 2020, the 4.75% Senior Notes due 2021, the 7.45% Senior Debentures due 2027 and the 7.25% Senior Debentures due 2031) that remain outstanding will become equally and ratably secured by certain assets of Safeway and its subsidiaries on a pari passu basis with the 2016 Notes, 2017 Notes, 2019 Notes and Albertsons Notes, but will not by the other assets of Safeway and Albertsons and their subsidiaries that will secure the 2016 Notes, 2017 Notes, 2019 Notes and Albertsons Notes.

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
This Quarterly Report on Form 10-Q includes forward-looking statements, including but not limited to forward-looking statements relating to pension and post-retirement benefit plan contributions; ability to make future borrowings; sufficiency of liquidity for the foreseeable future; the total amount of multiemployer pension plan withdrawal liability related to Dominick's; the annual amount of multiemployer pension plan withdrawal liability expected to be paid for Dominick's and the number of years expected to make those payments; effect of the Merger on our notes and debentures; the timing of the receipt of the demand letter from the remaining multiemployer pension plan related to Dominick's; gains/losses on foreign currency translation; the tax treatment of the distribution of Blackhawk shares; the incremental tax to Safeway resulting from the distribution of the Blackhawk shares; and the outcome of legal proceedings. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	The possibility that various closing conditions for the Merger may not be satisfied or waived;

•	The possibility of a failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory or other approvals;

•	The failure to obtain sufficient funds to close the Merger;

•	The failure of the Merger to close for any other reason;

•	The amount of fees and expenses related to the Merger;

•	The diversion of the Board’s attention from ongoing business concerns;

•	The effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees;

•	The Merger Agreement’s contractual restrictions on the conduct of our business prior to the closing of the Merger;

•	The possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely matter or at all;

•	The outcome of, or delays caused by, any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against us and others relating to the Merger;

•
General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volume levels and price per item trends;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Results of our programs to increase sales;

•	Results of our continuing efforts to expand corporate brands;

SAFEWAY INC. AND SUBSIDIARIES

•	Results of our programs to improve our perishables and center of store departments;

•	The impact of generic drugs on pharmacy sales and identical-store sales;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved (other than litigation related to the Merger);

•	The resolution of uncertain tax positions;

•	The outcome of the sale of substantially all the net assets of Canada Safeway Limited to Sobeys Inc. including the ability to project the impact of the transaction on our ongoing operations;
•The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

•
Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Potential costs and risks associated with actual or potential cyber attacks;

•	Data security or other information technology issues that may arise;

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures;

•	Legislative, regulatory, tax, accounting or judicial developments;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Loss of key members of senior management (other than as a result of the pending Merger);

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our retail stores.

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
MANAGEMENT OVERVIEW The Company’s results of operations can be affected by economic conditions such as macroeconomic conditions, credit market conditions and the level of consumer confidence. The Company believes that recently consumer confidence has improved modestly, but remains cautious. The Company is responding to this challenging environment with marketing programs, such as just for U™, and a continuing focus on cost control.
RECENT DEVELOPMENTS
Definitive Merger Agreement
On March 6, 2014, Safeway and Albertsons announced the Merger Agreement. The Merger Agreement was unanimously approved by the Board of Directors of Safeway. At the Company's 2014 Annual Meeting of Stockholders held on July 25, 2014, Safeway stockholders approved the proposal to adopt and approve the Merger Agreement. See Note A to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

Distribution of Blackhawk Shares

On April 14, 2014, Safeway distributed the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. See Note B to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS Historical financial information for Blackhawk, Canada Safeway Limited ("CSL" ) and Dominick's presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The financial results of discontinued operations for the 12 and 36 weeks ended September 6, 2014 and September 7, 2013 were as follows (in millions):

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Sales and other revenue:
Blackhawk	$—	$194.4	$305.6	$582.8
CSL	—	1,454.1	—	4,469.6
Dominick's	—	328.4	7.3	991.9
Total	$—	$1,976.9	$312.9	$6,044.3

(Loss) income from discontinued operations, before income taxes:
Blackhawk	$—	$3.8	$(4.4)	$9.6
CSL	—	74.5	—	238.2
Dominick's	(2.9)	(13.4)	(65.7)	(34.4)
Total	(2.9)	64.9	(70.1)	213.4

Gain (loss) on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
Blackhawk	0.3	—	(5.2)	—
CSL	(1.2)	—	(6.4)	—
Dominick's	26.0	—	81.5	—
Total	25.1	—	69.9	—

Total income (loss) from discontinued operations before income taxes	$22.2	$64.9	$(0.2)	$213.4
Income tax benefit (expense) on discontinued operations	8.5	(21.9)	31.1	(164.9)
Income from discontinued operations, net of tax	$30.7	$43.0	$30.9	$48.5

As previously reported, Safeway participated in certain multiemployer pension plans on which withdrawal liability is expected to be incurred due to the Dominick's closure.  For more information on the withdrawal liability, see Note B to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.
INCOME/LOSS BEFORE INCOME TAXES Safeway’s loss before income taxes was $32.3 million in the third quarter of 2014 and included a loss on the extinguishment of debt of $84.4 million ($0.22 per diluted share), merger-related expenses of $11.2 million ($0.03 per diluted share) and a loss on foreign currency translation of $3.8 million ($0.01 per diluted share). This compared to income before income taxes of $29.8 million in the third quarter of 2013. The third quarter of 2013 included an impairment of a warehouse information software project for $9.9 million ($0.03 per diluted share).
For the first 36 weeks of 2014, the Company had a loss before income taxes of $36.6 million in 2014 which included a loss on foreign currency translation of $111.6 million ($0.30 per diluted share), a loss on the extinguishment of debt of $84.4 million ($0.22 per diluted share) and merger-related expenses of $22.0 million ($0.06 per diluted share). This compared to income of $178.0 million in the first 36 weeks of 2013, which included an impairment of a warehouse information software project for $9.9 million ($0.03 per diluted share), increased legal reserves of $17.0 million related to multiple matters ($0.04 per diluted share) and a gain on the sale of investments of $8.5 million ($0.02 per diluted share).
SALES AND OTHER REVENUE Total sales increased to $8.3 billion in the third quarter of 2014 from $8.1 billion in the third quarter of 2013 due primarily to $216 million of higher identical-store sales, partially offset by $10 million of lower fuel sales. Fuel sales decreased primarily because the gallons sold decreased 3.7%, which was partially offset by an increase in the average retail price per gallon of fuel of 2.8%. Average transaction size and transaction counts increased during the quarter.

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and other revenue increased to $24.7 billion in the first 36 weeks of 2014 from $24.3 billion in the first 36 weeks of 2013 primarily from $518 million of higher identical-store sales, partially offset by $106 million of lower fuel sales. Fuel sales decreased primarily because the gallons sold decreased 3.8%, and the average retail price per gallon of fuel increased 0.2%. Average transaction size and transaction counts increased during the quarter.
Identical-Store Sales*

	12 Weeks Ended		36 Weeks Ended
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
As reported	2.6%	0.8%	1.7%	0.3%
Excluding fuel sales	3.1%	2.0%	2.5%	1.7%

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
Gross profit increased 32 basis points to 26.18% of sales in the third quarter of 2014 compared to 25.86% of sales in the third quarter of 2013 due primarily to a 38 basis-point increase from lower fuel sales. During the third quarter of 2014, the Company has made significant progress passing on cost inflation in produce, dairy and pharmacy through successful price increases.
Gross profit decreased 19 basis points to 26.06% of sales in the first 36 weeks of 2014 compared to 26.25% of sales in the first 36 weeks of 2013. Gross profit increased 29 basis points due to lower fuel sales. The offsetting 48 basis-point decline was largely due to strong cost inflation in produce, dairy, meat and pharmacy that had not been fully reflected in price increases.
Vendor allowances totaled $554.4 million in the third quarter of 2014 and $530.8 million in the third quarter of 2013. Year-to-date, vendor allowances totaled $1.7 billion through the third quarter of 2014 and $1.6 billion through the third quarter of 2013. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
OPERATING AND ADMINISTRATIVE EXPENSE Operating and administrative expense increased 26 basis points to 25.04% of sales in the third quarter of 2014 from 24.78% of sales in the third quarter of 2013. On a year-to-date basis, operating and administrative expense increased 10 basis points to 24.94% in the first 36 weeks of 2014 compared to 24.84% in the first 36 weeks of 2013. Basis-point changes for both the third quarter and year-to-date are shown below:

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Basis-point increase
	Third Quarter	YTD
Labor costs	25	(6)
Merger-related expenses	15	10
Legal reserves	14	—
Impact of fuel sales	7	16
Lower other store expenses (excluding labor)	(19)	(7)
Higher gains on property retirements, net of impairments	(22)	(8)
Reversal of share-based compensation expense for performance shares (See Note C)	—	(13)
Higher administrative expenses (excluding labor)	—	11
Other individually immaterial items	6	7
	26	10
INTEREST EXPENSE Interest expense declined to $45.0 million in the third quarter of 2014 from $63.3 million in the third quarter of 2013 because of a decline in average borrowings, partly offset by an increase in the average interest rate. Average borrowings declined $2,137 million to $3,495 million in the third quarter of 2014 compared to $5,632 million in the third quarter of 2013. The average interest rate increased 72 basis points to 5.59% in the third quarter of 2014 from 4.87% in the third quarter of 2013.
Year-to-date through the third quarter, interest expense declined to $148.1 million in 2014 from $191.6 million in 2013 because of a decline in average borrowings, partly offset by an increase in the average interest rate.
LOSS ON EXTINGUISHMENT OF DEBT In the third quarter of 2014, the Company incurred a loss on extinguishment of debt of $84.4 million. For more information, see Note G to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.

GAIN / LOSS ON FOREIGN CURRENCY TRANSLATION Loss on foreign currency translation was $3.8 million in the third quarter of 2014 and $111.6 million on a year-to-date basis. This foreign currency translation was primarily the result of translating investments denominated in Canadian currency into U.S. currency for financial reporting purposes. At the end of the first quarter of 2014, Safeway had CAD2,985.4 million (USD2,667.5 million) of cash and equivalents denominated in Canadian dollars which came from the sale of substantially all of the net assets of Canada Safeway Limited in the fourth quarter of 2013. During the second quarter of 2014, Safeway converted most of its Canadian cash and equivalents into U.S. dollars. At the end of the third quarter of 2014, Safeway had only CAD167.2 million (USD152.4 million) of cash and equivalents denominated in Canadian dollars. Safeway does not anticipate material gains or losses from foreign currency translation going forward.
OTHER INCOME Other income was $6.7 million in the third quarter of 2014 compared to $5.2 million in the third quarter of 2013. This increase was primarily due to higher interest income and higher gains on sale of investments in 2014. Other income was $31.3 million for the first 36 weeks of 2014 compared to $28.1 million for the first 36 weeks of 2013 primarily due to higher interest income income, partially offset by lower earnings from Casa Ley and lower gains on sale of investments in 2014.
INCOME TAXES Income taxes on continuing operations were 34.4% of pre-tax loss in the third quarter of 2014 compared to 21.5% of pre-tax income in the third quarter of 2013. The increase in the tax rate is primarily due to the expiration of federal tax credits, the increase in the repatriation accrual for the Company's investment in Casa Ley in 2014 and a $2.5 million reduction in tax expense from individually immaterial items in the third quarter of 2013. Year-to-date, income taxes on continuing operations were 33.3% of pre-tax loss in 2014 and 18.3% of pre-tax income in 2013. The first 36 weeks of 2013 included a $17.2 million reduction of tax expense ($0.07 per diluted share) on COLI policies and a $5.0 million reduction of tax expense ($0.02 per diluted share) due to the resolution of federal income tax matters.

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

Liquidity and Financial Resources
Net cash flow provided by operating activities was $690.2 million in the first 36 weeks of 2014 compared to $767.7 million in the first 36 weeks of 2013. This change was largely due to higher tax payments in 2014.

Net cash flow used by investing activities increased to $447.0 million in the first 36 weeks of 2014 from $309.9 million in the first 36 weeks of 2013 primarily due to proceeds from COLI policies in the first quarter of 2013, increased capital expenditures in 2014 and increased cash payments on non-operating properties, partly offset by higher proceeds on the sale of property in 2014.

Net cash flow used by financing activities was $1,683.9 million in the first 36 weeks of 2014 compared to $94.4 million in the first 36 weeks of 2013. This change was due primarily to higher debt repayments in 2014, lower additions to debt in 2014 and the payment of debt extinguishment costs in 2014.

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
FREE CASH FLOW ON CONTINUING OPERATIONS Free cash flow is calculated as shown below:

	36 Weeks Ended
(in millions)	September 6, 2014	September 7, 2013
Net cash flow provided by operating activities from continuing operations	$690.2	$767.7
Net cash flow used by investing activities from continuing operations	(447.0)	(309.9)
Free cash flow	$243.2	$457.8

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

DISCONTINUED OPERATIONS
Net cash flow used by operating activities was $1,786.1 million in the first 36 weeks of 2014 compared to $458.4 million in the first 36 weeks of 2013. During 2014, Safeway paid income taxes of $1.1 billion, most of which related to the income taxes on the gain on the sale of substantially all of the net assets of Canada Safeway Limited, which closed in the fourth quarter of 2013. Additionally, Blackhawk payables related to third-party gift cards, net of receivables, was a use of cash of $519.7 million in 2014 compared to $588.4 million in 2013.

Net cash flow provided by investing activities was $131.1 million in the first 36 weeks of 2014 compared to net cash flow used by investing activities of $72.6 million in the first 36 weeks of 2013. During 2014, Safeway received net proceeds of $150.7 million from the sale of certain Dominick's stores, paid approximately $6.4 million of expenses related to the sale of

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

substantially all of the net assets of Canada Safeway Limited, and paid approximately $5.2 million in expenses related to the distribution of Blackhawk Class B common stock to Safeway stockholders.

Net cash flow used by financing activities was $57.2 million in the first 36 weeks of 2014. At the date of the distribution of Blackhawk (see Note B), $229.3 million of Blackhawk cash and cash equivalents was removed from Safeway's balance sheet. This decrease was partly offset by additional Blackhawk debt of $175.0 million. Net cash flow provided by financing activities of $235.2 million in the first 36 weeks of 2013 included net proceeds of $237.9 million from the sale of Blackhawk common stock.
CREDIT AGREEMENT At September 6, 2014, the Company had a $1.5 billion credit agreement (the “Credit Agreement”) with a syndicate of banks that terminates on June 1, 2015.  The Credit Agreement provides to Safeway (i) a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances and (ii) a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit.  The Credit Agreement also provides for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. On June 30, 2014, the Company terminated a $250.0 million Canadian credit facility. The Credit Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of Safeway and its subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with stockholders and affiliates and alter the character of its business from that conducted on the closing date.  The Credit Agreement also contains two financial maintenance covenants: (i) an interest coverage ratio that requires Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.00:1.00, and (ii) a leverage ratio that requires Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.50:1.00.  As of September 6, 2014, the Company was in compliance with these covenant requirements.  At September 6, 2014, there were no borrowings outstanding and $35.6 million in letters of credit under the Credit Agreement.  Total unused borrowing capacity under the Credit Agreement was $1,464.4 million on September 6, 2014.  We expect that the Credit Agreement will be terminated upon closing of the Merger.
COMMERCIAL PAPER PROGRAM Due to the announced Merger, each of the major U.S. rating agencies has placed Safeway on negative watch.  If Safeway’s credit ratings are downgraded to below the Triple B-minus (or equivalent) level, Safeway does not expect to have the ability to borrow under its commercial paper program. However, Safeway expects to continue to have access to borrowings under the Credit Agreement referred to above.
TERM CREDIT AGREEMENT Previously, Safeway had a $700 million term credit agreement (the “Term Credit Agreement”) with a syndicate of banks.  During the second quarter of 2014, the Company terminated the Term Credit Agreement after repaying the remaining $400 million of outstanding borrowings.
NOTES DUE AUGUST 2014 Safeway repaid all of its 5.625% Senior Notes due 2014 upon their maturity on August 15, 2014.
EFFECT OF MERGER ON NOTES AND DEBENTURES In August 2014, we redeemed $320 million of our 3.40% Senior Notes due December 2016 ("2016 Notes") and $400 million of our 6.35% Senior Notes due 2017 ("2017 Notes"). We expect that the Merger will constitute a "Change of Control Triggering Event" under the indenture governing the 5.00% Senior Notes due 2019 ("2019 Notes"), 3.95% Senior Notes due 2020 ("2020 Notes") and 4.75% Senior Notes due 2021 ("2021 Notes," and together with the 2019 Notes and 2020 Notes, "Notes"), which will require us to offer to purchase any and all of the Notes for cash at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest ("Change of Control Tender Offer"). We expect to commence the Change of Control Tender Offer with respect to the Notes then outstanding prior to the closing of the Merger, and expect such Change of Control Tender Offer to expire on or about the closing date of the Merger. We expect all or substantially all of our other indebtedness (other than capital lease debt) to be repaid on or before the consummation of the Merger.
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

	Rolling Four Quarters Ended September 6, 2014	52 Weeks 2013	36 Weeks Ended September 6, 2014	36 Weeks Ended September 7, 2013
Adjusted EBITDA from Continuing Operations:
Income (loss) from continuing operations, net of tax	$47.2	$217.1	$(24.4)	$145.5
Add (subtract):
Income taxes	(10.2)	34.5	(12.2)	32.5
Interest expense	229.5	273.0	148.1	191.6
Depreciation expense	915.2	922.2	625.8	632.8
LIFO income	(14.3)	(14.3)	—	—
Share-based employee compensation	24.6	50.4	9.1	34.9
Property impairment charges	46.3	35.6	42.9	32.2
Equity in earnings of unconsolidated affiliate	(13.5)	(17.6)	(10.1)	(14.2)
Dividend from unconsolidated affiliate	5.6	3.8	5.6	3.8
Impairment of notes receivable	30.0	30.0	—	—
Total Adjusted EBITDA from Continuing Operations	1,260.4	1,534.7	784.8	1,059.1
Loss on foreign currency translation	169.0	57.4	111.6	—
Loss on extinguishment of debt	84.4	—	84.4	—
Merger-related expenses	22.5	0.5	22.0	—
Charges for legal reserves	—	17.0	—	17.0
Gain on the sale of investments	(3.3)	(8.5)	(3.3)	(8.5)
Total Adjusted EBITDA from Continuing Operations, as further adjusted	$1,533.0	$1,601.1	$999.5	$1,067.6
SHELF REGISTRATION  The Company has a shelf registration statement (the “Shelf”) with the SEC which permits Safeway to issue an unlimited amount of debt securities and/or common stock that expires on October 24, 2014.
DIVIDENDS ON COMMON STOCK Dividends paid on common stock totaled $53.1 million and $48.2 million for the third quarters of 2014 and 2013, respectively. Year-to-date dividends paid on common stock totaled $145.3 million and $132.3

SAFEWAY INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million for 2014 and 2013, respectively. Note J to the Company’s condensed consolidated financial statements in this report provides additional information on dividends declared and dividends paid on Safeway common stock.

The Merger Agreement does not permit us to authorize, declare, set aside or pay any dividend or other distributions other than up to five cash quarterly dividends per share of $0.20, $0.23, $0.23, $0.23 and $0.23 prior to the closing of the Merger, of which we have declared and paid three quarterly dividends, and other than for dividends with respect to the net proceeds from the sales of either PDC or Casa Ley should they occur before the closing of the Merger.
STOCK REPURCHASE PROGRAM Safeway did not repurchase any shares of its common stock during the first 36 weeks of 2014 under its previously announced share repurchase program. The remaining board authorization for stock repurchases at September 6, 2014 was approximately $2.2 billion. The repurchase program has no expiration date but may be terminated by the board of directors.  The Merger Agreement does not allow the Company to repurchase its common stock under the Company’s stock repurchase program.  The Merger Agreement does permit the Company to repurchase its common stock from holders of options, restricted stock or performance shares in payment of the exercise price or any applicable taxes.
Capital Expenditure Program
For the first 36 weeks of 2014, Safeway invested $471.1 million in capital expenditures compared to $412.8 million for the first 36 weeks of 2013.

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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended September 6, 2014 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Merger Agreement contains a number of customary conditions to consummation of the Merger, including there not having been a “material adverse effect” on Safeway, each of Safeway's and Albertsons' compliance with covenants and the accuracy of each of Safeway's and Albertsons' representations and warranties, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any temporary restraining orders, preliminary or permanent injunctions or other orders by any governmental entity making illegal, restraining or enjoining the Merger. Many of the conditions to consummation of the Merger are not within either Albertsons’ or our control, and neither party can predict when or if these conditions will be satisfied. The Merger Agreement provides for the ability of Albertsons or Safeway to terminate the Merger Agreement under certain circumstances, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by March 5, 2015 (the “Initial End Date,” unless the Initial End Date is extended by Albertsons (in its sole discretion) in certain circumstances to June 5, 2015).
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

•	we may be required to pay a termination fee to Albertsons of up to $250 million;

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

SAFEWAY INC. AND SUBSIDIARIES

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
The Merger Agreement contains “no shop” provisions that restrict our ability to initiate, solicit, knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of us with another entity or the acquisition of a significant portion of our stock or assets. These provisions, although customary for these types of transactions, could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger.
The pendency of the Merger could materially and adversely affect our operations and the future of our business or result in a loss of employees.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially and adversely affect our ability to attract and retain key employees.

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

Dominick's multiemployer pension withdrawal liabilities may be significantly greater than the recorded amount.
In 2013, we sold or closed all stores in the Dominick’s division. As previously reported, Dominick’s participated in certain multiemployer pension plans on which withdrawal liabilities have been incurred due to the Dominick’s closure. Generally, the Company may pay such withdrawal liabilities in installment payments. Withdrawal liabilities are generally subject to a 20-year payment cap, but may extend into perpetuity if a mass withdrawal from the plan occurs. During the fourth quarter of 2013, Safeway recorded a liability of $310.8 million, which represented the present value of estimated installment payments to be made to the plans based on the best information available at the time, without having yet received demand letters from the multiemployer pension plans. In April 2014 and September 2014, the Company received demand letters from three of the plans.

SAFEWAY INC. AND SUBSIDIARIES

These demand letters called for installment payments greater than Safeway’s original actuarial estimate based on calculations Safeway disputes. The Company has requested a review by the plan trustee of the demands made by the three plans. Pending review of the demand letters received, receipt of a final demand letter, or any negotiated lump sum settlements, the final amount of the withdrawal liability may be greater than or less than the amount recorded and this difference could be significant. The Company currently estimates the range of potential withdrawal liability to be between $355 million and $475 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information for shares repurchased during the third quarter of 2014.

Fiscal period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) [2]
June 15, 2014 - July 12, 2014	20,791	$34.16	—	$2,163.3
July 13, 2014 - August 9, 2014	1,762	34.52	—	2,163.3
August 10, 2014 - September 6, 2014	4,631	34.55	—	2,163.3
TOTAL	27,184	$34.25	—	$2,163.3

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

Payment of Dividends

The Merger Agreement does not permit us to authorize, declare, set aside or pay any dividend or other distributions other than up to five cash quarterly dividends per share of $0.20, $0.23, $0.23, $0.23 and $0.23 prior to the closing of the Merger, of which we have declared and paid three quarterly dividends, and other than for dividends with respect to the net proceeds from the sales of either PDC or Casa Ley should they occur before the closing of the Merger.

Item 6.	Exhibits

Exhibit 4.1
Supplemental Indenture dated as of October 6, 2014, between Safeway Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, under the Indenture, dated as of September 10, 1997, as amended, and supplemented, with respect to Safeway's 3.40% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 6, 2014).

Exhibit 4.1
Supplemental Indenture dated as of October 8, 2014, between Safeway Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, under the Indenture, dated as of September 10, 1997, as amended, and supplemented, with respect to Safeway's 6.35% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 6, 2014).

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 6, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEWAY INC.

Date:	October 14, 2014	/s/ Robert L. Edwards
Robert L. Edwards
President and Chief Executive Officer

Date:	October 14, 2014	/s/ Peter J. Bocian
Peter J. Bocian
Executive Vice President and Chief Financial Officer

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-Q FOR THE PERIOD
ENDED SEPTEMBER 6, 2014

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Quarterly Report on Form 10-Q for the quarter ended September 6, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.