Form 10-K
period 2015-01-03
SAFEWAY INC
filed 2015-03-04
CIK 86144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 1-00041
SAFEWAY INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3019135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5918 Stoneridge Mall Road
Pleasanton, California	94588-3229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(925) 467-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
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
Yes     No X.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 14, 2014 was approximately $7.8 billion.
As of February 25, 2015, one share of the registrant’s common stock at a par value of $0.01 per share was outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference to the extent specified herein:

Document Description	10-K Part
None	N/A

SAFEWAY INC. AND SUBSIDIARIES

SAFEWAY INC. AND SUBSIDIARIES

INTRODUCTORY NOTE
As previously announced, on March 6, 2014, Safeway Inc. (“Safeway” or the "Company"), AB Acquisition LLC (“AB Acquisition”), Albertson’s Holdings LLC (“Albertsons Holdings”), a subsidiary of AB Acquisition, Albertson’s LLC (“Albertson’s LLC”), a subsidiary of Albertsons Holdings, and Saturn Acquisition Merger Sub, Inc. (“Merger Sub” and together with AB Acquisition, Albertsons Holdings and Albertson’s LLC, “Albertsons”), a subsidiary of Albertsons Holdings, entered into an Agreement and Plan of Merger, which was subsequently amended on April 7, 2014 pursuant to Amendment No. 1 and on June 13, 2014 pursuant to Amendment No. 2 (as amended, the “Merger Agreement”).
Pursuant to the Merger Agreement, on January 30, 2015, Merger Sub merged with and into Safeway with Safeway surviving as a wholly owned subsidiary of Albertsons Holdings (the “Merger”). Further, each share of common stock of Safeway issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted automatically into the right to receive (i) $34.92 in cash (the “Per Share Cash Merger Consideration”) which consists of (x) $32.50 in initial cash consideration, (y) $2.412 in consideration relating to the sale of the assets of Safeway’s real-estate development subsidiary Property Development Centers, LLC (“PDC”) and (z) $0.008 in cash consideration relating to a dividend that Safeway received in December 2014 on its 49% interest in Mexico-based food and general merchandise retailer Casa Ley, S.A. de C.V. (“Casa Ley”), (ii) one contingent value right relating to Safeway’s interest in Casa Ley (a “Casa Ley CVR”) and (iii) one contingent value right relating to any deferred consideration relating to the sale of the PDC assets (a “PDC CVR,” and together with the Casa Ley CVR and the Per Share Cash Merger Consideration, the “Per Share Merger Consideration”).
In connection with the closing of the Merger and immediately prior to the effective time of the Merger, each outstanding, unexpired and unexercised option to purchase shares of Safeway common stock (each, a “Safeway Option”), that was granted under any equity incentive plan of Safeway, including the 1999 Amended and Restated Equity Participation Plan, the 2007 Equity and Incentive Award Plan and the 2011 Equity and Incentive Award Plan or any other plan, agreement or arrangement (collectively, the “Safeway Equity Incentive Plans”), whether or not then exercisable or vested, was accelerated, vested and cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the total number of shares of Safeway common stock subject to such Safeway Option as of immediately prior to the effective time of the Merger and (B) the excess, if any, of the Per Share Cash Merger Consideration over the exercise price per share (the “Option Price”) of such Safeway Option (the “Option Payment”). In addition, each such Safeway Option that had an Option Price less than the Per Share Cash Merger Consideration received one Casa Ley CVR and one PDC CVR in respect of each share of Safeway common stock subject to such cancelled Safeway Option.
Immediately prior to the effective time of the Merger, each restricted share of Safeway common stock that was outstanding and that was granted pursuant to any Safeway Equity Incentive Plan, whether or not then exercisable or vested, automatically vested and all restrictions thereon lapsed, and all such restricted shares were cancelled and converted into the right to receive the Per Share Merger Consideration.
Immediately prior to the effective time of the Merger, each outstanding performance share award covering shares of Safeway common stock (each a “Performance Share Award”) that was granted under any Safeway Equity Incentive Plan vested at the target levels specified for each such award and was cancelled in exchange for (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Safeway common stock subject to such Performance Share Award (after taking into account any vesting as a result of the Merger) and (B) the Per Share Cash Merger Consideration and (ii) one Casa Ley CVR and one PDC CVR in respect of each vested share of Safeway common stock subject to such Performance Share Award.
Immediately prior to the effective time of the Merger, each outstanding restricted stock unit covering shares of Safeway common stock (each a “Restricted Stock Unit”), that was granted under any Safeway Equity Incentive Plan, whether or not then vested, was accelerated, vested and cancelled in exchange for the right

SAFEWAY INC. AND SUBSIDIARIES

to receive (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Safeway common stock subject to such Restricted Stock Unit and (B) the Per Share Cash Merger Consideration and (ii) one Casa Ley CVR and one PDC CVR in respect of each vested share of Safeway common stock subject to such Restricted Stock Unit.
The description of the Merger contained in this Introduction does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated herein by reference to Exhibit 2.1 of Safeway’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2014, Exhibit 2.1 of Safeway’s Current Report on Form 8-K filed with the SEC on April 8, 2014 and Exhibit 2.1 of Safeway’s Current Report on Form 8-K filed with the SEC on June 16, 2014.
As a result of the Merger, Safeway's common stock is no longer publicly traded. In connection with the Merger, Safeway also filed a Form 15 to deregister its common stock, 7.45% Senior Debentures due 2017 and Preferred Stock Purchase Rights. Upon such filing, Safeway's obligations to file with the SEC periodic and current reports under the Exchange Act were suspended. Safeway has not filed and does not intend to file reports on Form 8-K, 10-Q or 10-K voluntarily.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contain information about our future operating or financial performance. Forward-looking statements are based on our current expectations and involve risks and uncertainties, which may be beyond our control, as well as assumptions. If assumptions prove to be incorrect or if known or unknown risks and uncertainties materialize into actual events or circumstances, actual results could differ materially from those included in or contemplated or implied by these statements. Forward-looking statements do not strictly relate to historic or current facts. Forward-looking statements are indicated by words or phrases such as “continuing,” “ongoing,” “expects,” “estimates,” “anticipates,” “believes,” “guidance” and similar words or phrases and the negative of such words or phrases.
This Annual Report on Form 10-K includes forward-looking statements relating to, among other things: the potential monetization of our ownership interest in Casa Ley; changes to the total closed store reserve; uses of cash; ability to borrow funds; sufficiency of liquidity; repayment of borrowings and debt reduction; interest expense; indemnification obligations; outcomes of legal proceedings; the effect of new accounting standards; compliance with laws and regulations; amount of indebtedness; realization of deferred tax liability; expansion of proprietary private-label brands; ability to reduce unproductive capital expenditures and unproductive spending; multiemployer pension plan withdrawal liability; pension plan expense and contributions; obligations and contributions under benefit plans; the rate of return on pension assets; incremental liability from distribution of Blackhawk shares; unrecognized tax benefits; and unrecognized compensation cost. The following are among the principal factors that could cause actual results to differ materially from those included in or contemplated or implied by the forward-looking statements:

•
General business and economic conditions in our operating regions, including the rate of inflation or deflation, consumer spending levels, currency valuations, population, employment and job growth and/or losses in our markets;

•	Sales volume levels and price per item trends;

•	Pricing pressures and competitive factors, which could include pricing strategies, store openings, remodels or acquisitions by our competitors;

•	Results of our programs to control or reduce costs, improve buying practices and control shrink;

•	Failure to successfully integrate Safeway and Albertsons;

•	Failure to achieve anticipated synergies from the Merger;

SAFEWAY INC. AND SUBSIDIARIES

•	Results of our programs to increase sales;

•	Results of our continuing efforts to expand our private-label brands;

•	Results of our programs to improve our fresh and center of store departments;

•	The impact of generic drugs on pharmacy sales and identical-store sales;

•	Results of our promotional programs;

•	Results of our capital program;

•	Results of our efforts to improve working capital;

•	Results of any ongoing litigation in which we are involved or any litigation in which we may become involved;

•	The resolution of uncertain tax positions;

•	The Company's ability to monetize its investment in Casa Ley;
•The ability to achieve satisfactory operating results in all geographic areas where we operate;

•	Changes in the financial performance of our equity investments;

•
Labor costs, including benefit plan costs and severance payments, or labor disputes that may arise from time to time and work stoppages that could occur in areas where certain collective bargaining agreements have expired or are on indefinite extensions or are scheduled to expire in the near future;

•	Potential costs and risks associated with actual or potential cyber attacks;

•	Data security or other information technology issues that may arise;

•	Failure to fully realize or delay in realizing growth prospects for existing or new business ventures;

•	Legislative, regulatory, tax, accounting or judicial developments;

•	The cost and stability of fuel, energy and other power sources;

•	The impact of the cost of fuel on gross margin and identical-store sales;

•	Discount rates used in actuarial calculations for pension obligations and self-insurance reserves;

•	The rate of return on our pension assets;

•	The impact of the substantial leverage incurred to finance the Merger;

•	Restrictions in our debt financing that may limit our flexibility in operating our business;

•	The availability and terms of financing, including interest rates;

•	Adverse developments with regard to food and drug safety and quality issues or concerns that may arise;

•	Unanticipated events or changes in real estate matters, including acquisitions, dispositions and impairments;

•	Adverse weather conditions and effects from natural disasters;

•	Performance in new business ventures or other opportunities that we pursue; and

•	The capital investment in and financial results from our retail stores.
We undertake no obligation to update forward-looking statements to reflect new information, events or developments after the date hereof. For additional information regarding these risks and uncertainties, see

SAFEWAY INC. AND SUBSIDIARIES

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
On January 30, 2015, Safeway was acquired by Albertson's, pursuant to the Merger Agreement. See the Introductory Note to this report and Note V to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
On December 23, 2014, Safeway and PDC sold substantially all of the assets of PDC to Terramar Retail Centers, LLC ("Terramar") pursuant to an Asset Purchase Agreement dated as of December 22, 2014. PDC's assets were comprised of shopping centers that are completed or under development. See Note D to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
On March 24, 2014, Safeway's Board of Directors declared a special stock dividend to its stockholders of all of the 37.8 million shares of Class B common stock of Blackhawk Network Holdings, Inc. ("Blackhawk")then owned by Safeway, representing approximately 94.2% of the total outstanding shares of Blackhawk's Class B common stock and approximately 72% of the total number of shares of Blackhawk common stock of all classes outstanding.  On April 14, 2014, Safeway distributed the special stock dividend to all Safeway stockholders of record as of April 3, 2014 (the "Record Date").  The distribution took place in the form of a pro rata dividend of Blackhawk Class B common stock to each Safeway stockholder of record as of the Record Date.  Safeway stockholders received 0.164291 of a share of Blackhawk Class B common stock for every share of Safeway common stock held as of the Record Date, less any shares withheld in respect of applicable withholding taxes.  No fractional shares of Blackhawk stock were distributed.  Instead, Safeway stockholders received cash in lieu of any fraction of a share of Blackhawk stock. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
During the fourth quarter of 2013, the Company exited the Chicago market, where it operated 72 Dominick's stores. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
On November 3, 2013, Safeway completed the sale of substantially all of the net assets of Canada Safeway Limited ("CSL" and now known as CSL IT Services ULC) to Sobeys Inc., a wholly owned subsidiary of Empire Company Limited. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.
Safeway owns 49% of Casa Ley, the fifth largest food and general merchandise retailer in Mexico based on sales.  Pursuant to the Merger Agreement and the contingent value rights agreement with respect to the Casa Ley CVRs, a Casa Ley CVR will entitle the holder to a pro rata share of the net proceeds from the sale of Safeway's interest in Casa Ley, but there can be no assurance as to whether the Company will be able to sell its interest in Casa Ley. In the event that the interest in Casa Ley is not sold prior to January 30, 2018, holders of the Casa Ley CVRs will be entitled to receive their pro rata portion of the fair market value of such remaining interest minus certain fees, expenses and assumed taxes (based on a 39.25% rate) that would have been deducted from the proceeds of a sale of the Casa Ley interest. See Note V to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.

SAFEWAY INC. AND SUBSIDIARIES

The Company’s fiscal year ended on the Saturday nearest December 31. The last three fiscal years consist of the 53-week period ended January 3, 2015 (“fiscal 2014” or “2014”), the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”) and the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”).
Safeway Inc. is one of the largest food and drug retailers in the United States, with 1,326 stores at year-end 2014, located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas and the Mid-Atlantic region. In support of its U.S. retail operations, the Company has an extensive network of distribution, manufacturing and food-processing facilities. In connection with the Merger, we agreed to divest 57 stores for antitrust clearance and sold our Mid-Atlantic stores to New Albertson's, Inc., an affiliate of our parent company.
Safeway owns and operates GroceryWorks.com Operating Company, LLC (“GroceryWorks”), an online grocery channel doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
Stores  Safeway’s average store size is approximately 47,600 square feet. The Company determines the size of a new store based on a number of considerations, including the needs of the community the store serves, the location and site plan and the estimated return on capital invested. Safeway’s “Lifestyle” store showcases the Company’s commitment to quality with an expanded perishables offering. It features an earth-toned décor package that is warm and inviting with special lighting to highlight products and departments, custom flooring and unique display features. The Company believes this warm ambiance significantly enhances the shopping experience.
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
The following table summarizes Safeway’s stores by size at year-end 2014:

Square footage	Number of stores	Percent of total
Less than 30,000	142	10.7%
30,000 to 50,000	534	40.3
More than 50,000	650	49.0
Total stores	1,326	100.0%
Store Ownership  At year-end 2014, Safeway owned 47% of its stores and leased its remaining stores.
Decentralized Operating Model  We intend to implement primarily a decentralized organization, in which divisions determine product assortment, pricing, placement and promotional plans for all departments.  Division and store-level management teams will be accountable and incentivized through a quarterly bonus plan for improving sales, EBITDA and free cash flow.  We believe division-level management will reduce unproductive capital expenditures and unproductive spending.  We will augment the local division teams with national corporate resources focused on leveraging scale, providing expertise and sharing best practices.  The corporate teams will support the divisions through strategic guidance and drive key areas of the business including pharmacy, general merchandise and private-label brands.

SAFEWAY INC. AND SUBSIDIARIES

Private-Label/Merchandise  Safeway's operating strategy is to provide value to its customers by maintaining high store standards and a wide selection of high-quality products at competitive prices. To provide one-stop shopping for today's busy shoppers, the Company emphasizes high-quality produce and meat and offers many unique items through its various specialty departments.
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
Safeway has continued to develop its portfolio of Consumer Brands private-label products. The Company has focused its brands into three areas: Health & Wellness, Premium and Core. The prices in each category are generally lower than those of comparable products from national brands.
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

SAFEWAY INC. AND SUBSIDIARIES

Safeway operated the following manufacturing and processing facilities in the United States at year-end 2014:

Milk plants	6
Bakery plants	5
Ice cream plants	2
Soft drink bottling plants	4
Fruit and vegetable processing plants	1
Cake commissary	1
Total	19
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
As previously reported, Safeway completed the sale of the net assets of CSL to Sobeys Inc. on November 3, 2013. Additionally, in the fourth quarter of 2013, the Company exited the Chicago market where it operated 72 Dominick's stores. On April 14, 2014, Safeway completed the distribution of the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. CSL, Dominick's and Blackhawk are reported as discontinued operations. All information in the table below excludes discontinued operations. It details changes in the Company’s store base and presents the Company’s cash capital expenditures over the last five years (dollars in millions):

	2014	2013	2012	2011	2010
Total stores at beginning of year	1,335	1,346	1,377	1,392	1,422
Stores opened:
New	3	3	3	4	3
Replacement	5	4	5	18	9
	8	7	8	22	12
Stores closed or sold	17	18	39	37	42
Total stores at year end	1,326	1,335	1,346	1,377	1,392
Number of fuel stations at year end	354	349	340	334	326
Total retail square footage at year end (in millions)	63.1	63.4	63.8	65.1	65.1
Cash paid for property additions	711.2	738.2	800.1	959.2	674.0
Cash paid for property additions as a percentage of sales and other revenue	2.0%	2.1%	2.3%	2.8%	2.0%
The decline in the store count over the last five years is due to a focus on completing Lifestyle remodels rather than opening new stores while, at the same time, selling or closing underperforming stores. In 2012,

SAFEWAY INC. AND SUBSIDIARIES

the Company disposed of 25 of its Genuardi's stores. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report.
In connection with the Merger, we agreed to divest 57 stores for antitrust clearance and sold our Mid-Atlantic stores to New Albertson's, Inc., an affiliate of our parent company.
Financial Information about Segments, Geographic Areas and Sales Revenue by Type of Similar Product  Note R to the consolidated financial statements set forth in Part II, Item 8 of this report provides financial information about the Company’s segments, geographic areas and sales revenue by type of similar product.
Trade Names and Trademarks  Safeway has invested significantly in the development and protection of “Safeway” both as a trade name and a trademark and considers it to be an important business asset. Safeway also owns more than 450 other trademarks registered and/or pending in the United States Patent and Trademark Office and other jurisdictions, including trademarks for its products and services such as Safeway, Safeway SELECT, Rancher’s Reserve, O Organics, Lucerne, Primo Taglio, Deli Counter, Eating Right, mom to mom, waterfront BISTRO, Bright Green, Pantry Essentials, Open Nature, Refreshe, Snack Artist, Signature Café, Priority, just for U™, My Simple Nutrition, Ingredients for Life, and other trademarks such as Pak’N Save Foods, Vons, Pavilions, Randalls, Tom Thumb, and Carrs Quality Centers. Each trademark registration is for an initial period of 10 or 20 years, depending on the registration date, and may be renewed so long as it is in continued use in commerce.

Safeway considers its trademarks to be of material importance to its business and actively defends and enforces its rights.
Working Capital  At year-end 2014, working capital consisted of $5.6 billion in current assets and $2.8 billion in current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Financial Resources" set forth in Part II, Item 7 of this report for a discussion of the effect of the Merger on Safeway's cash.
Seasonality  Safeway's first three fiscal quarters contain 12 weeks. The fourth quarter of 2014 contained 17 weeks. The fourth quarters of 2013 and 2012 contained 16 weeks. See Note W to the consolidated financial statements set forth in Part II, Item 8 of this report.
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

SAFEWAY INC. AND SUBSIDIARIES

Employees  At year-end 2014, Safeway had more than 137,000 full- and part-time employees.  Approximately 77% of Safeway's employees are covered by collective bargaining agreements negotiated with union locals affiliated with one of seven different international unions. There are almost 400 such agreements, typically having three- to five-year terms.  Accordingly, Safeway renegotiates a significant number of these agreements every year.

During 2014, contracts covering approximately 35,000 employees were ratified, excluding Canadian operations and Dominick's. In particular, United Food and Commercial Workers International Union (“UFCW”) collective bargaining agreements which covered approximately 33,000 employees, primarily in stores in the Company's Vons and Phoenix divisions, were ratified.
Available Information  Safeway’s investor Web site is located at https://investor.safeway.com. You may access our SEC filings free of charge at our corporate Web site promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on the Company’s Web site to be part of this document.

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
Labor Relations  A significant majority of our employees are unionized, and our relationship with unions, including labor disputes or work stoppages, could have an adverse impact on our financial results.  We are a party to almost 400 collective bargaining agreements, of which 125 are scheduled to expire in 2015.  These expiring agreements cover approximately 13% of our union-affiliated employees, primarily the United Food and Commercial Workers union contracts in our Denver division.  In future negotiations with labor unions, we expect that health care, pension and wage costs, among other issues, will be important topics for negotiation.  If, upon the expiration of such collective bargaining agreements, we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations.  Further, if we are unable to control health care and pension costs provided

SAFEWAY INC. AND SUBSIDIARIES

for in the collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.
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
Albertsons Integration Albertsons' acquisition of the Company is significant, and we may not be able to successfully integrate and combine the operations, management, personnel and technology of Albertsons with our operations. Because of the size and complexity of Albertsons' business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation with consumers, all of which could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flow. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. In addition, the integration with Albertsons will impose substantial demands on the management of the combined companies. There is no assurance that the benefits of consolidation will be achieved as a result of the Merger or that our and Albertsons' businesses will be successfully integrated in a timely manner.
Integration Costs We expect to incur a number of costs associated with completing the acquisition and integrating the operations of Albertsons and the Company to achieve expected synergies. The substantial majority of these costs will be non-recurring expenses resulting from the Merger and will consist of transaction costs related to the acquisition and related financing, Albertsons' transition to our IT systems, consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our business and Albertsons'. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

SAFEWAY INC. AND SUBSIDIARIES

New Business Initiatives and Strategies The introduction, implementation, success and timing of new business initiatives and strategies, including but not limited to, initiatives to increase revenue or enter into new areas of business may be less successful or may be different than anticipated, which could adversely affect our business.
Strategic Initiatives We are exploring alternatives to monetize our investment in Casa Ley. There can be no assurance that we will be able to sell our interest in Casa Ley. In the event that the interest in Casa Ley is not sold prior to January 30, 2018, holders of the Casa Ley CVRs will be entitled to receive their pro rata portion of the fair market value of our interest minus certain fees, expenses and assumed taxes (based on a 39.25% rate) that would have been deducted from the proceeds of a sale of the Casa Ley interest.
Pension and Post-Retirement Benefit Plans  We maintain defined benefit retirement plans for substantially all employees not participating in multiemployer pension plans.  The funded status of these plans (the difference between the fair value of the plan assets and the projected benefit obligation) is a significant factor in determining annual pension expense and cash contributions to fund the plans.  The decline in the financial markets during 2008 resulted in a substantial reduction in the fair value of the retirement plan assets.  As a result, cash contributions to U.S. pension and post-retirement plans increased from $7.1 million in 2010 to $151.2 million in 2011. In recent years, cash contributions have declined due to improved market conditions and the impact of the Pension Funding Stabilization legislation, which increased the discount rate used to determine pension funding. However, in 2015, in connection with the Merger closing, Safeway contributed $260 million to its largest pension plan. If financial markets do not continue to improve or if financial markets decline, increased pension expense and cash contributions may have an adverse impact on our financial results.
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
Pension expense for multiemployer pension plans is recognized as contributions are made. Benefits generally are based on a fixed amount for each year of service.  We contributed $277.1 million, $259.2 million and $248.7 million to these plans in 2014, 2013 and 2012, respectively, excluding Canadian operations and Dominick's.  Based on the most recent information available to us, a number of these multiemployer plans are underfunded.  As a result, contributions to these plans may increase.  The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability if we choose to exit a market, among other factors. Additionally, the benefit levels and related issues will continue to create collective bargaining challenges.  Under current law, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur withdrawal liability, which is related to the portion of the plan's underfunding, if any, that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  Multiemployer pension legislation passed in 2006, 2008, 2010 and 2014 will continue to apply to the funds in which we participate, which may have an impact on future pension contributions.

Dominick's multiemployer pension withdrawal liabilities In 2013, we sold or closed all stores in the Dominick’s division. As previously reported, Dominick’s participated in certain multiemployer pension plans on which withdrawal liabilities have been incurred due to the Dominick’s closure. Generally, the Company may pay such withdrawal liabilities in installment payments. Withdrawal liabilities are generally subject to a 20-year payment cap, but may extend into perpetuity if a mass withdrawal from the plan occurs. During the fourth quarter of 2013, Safeway recorded a liability of $310.8 million, which represented the present

SAFEWAY INC. AND SUBSIDIARIES

value of estimated installment payments to be made to the plans based on the best information available at the time, without having yet received demand letters from the multiemployer pension plans. In April 2014 and September 2014, the Company received demand letters from three of the plans. These demand letters called for installment payments greater than Safeway’s original actuarial estimate based on calculations Safeway disputes. The Company has requested a review by the plans' trustees of the demands made by the three plans. As a result of the demand letters and changes to interest rates, during 2014, the Company increased the liability to $474.4 million. Pending receipt of final demand letters or arbitration decision, any negotiated lump sum settlements or changes in the discount rate, the final amount of the withdrawal liability may be greater than or less than the amount recorded and this difference could be significant.
Substantial Indebtedness  We currently have, and expect to continue to have, a significant amount of debt, which could adversely affect our financial health. As of January 3, 2015, we had approximately $3.0 billion in total consolidated debt outstanding, including capital lease obligations. We incurred substantial additional indebtedness in connection with the consummation of the Merger. See Note V to the consolidated financial statements set forth in Part II, Item 8 of this report. This substantial indebtedness could increase our vulnerability to general adverse economic and industry conditions. If debt markets do not permit us to refinance certain maturing debt: (i) we may be required to dedicate an unplanned portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes; (ii) our flexibility in planning for, or reacting to, changes in our business may be limited; (iii) we might be placed at a competitive disadvantage relative to our competitors that have less debt; and (iv) we may be limited by the financial and other restrictive covenants in the documents governing our indebtedness. Changes in our credit ratings may have an adverse impact on our financing costs and structure in future periods, such as higher interest costs on future financings. Additionally, interest expense could be materially and adversely affected by increases in interest rates, increases in the amount of outstanding debt, decisions to incur premiums on the early redemption of debt and any other factor that results in an increase in debt.

Risk in Providing Pharmacy Services Pharmacies such as those operated in some of our stores are exposed to risks inherent in the packaging, distribution and disposal of pharmaceuticals and other health-care products, such as risks of liability for products which cause harm to consumers, as well as increased regulatory costs. Although we maintain insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

Each of our in-store pharmacies must be licensed by the state government. The licensing requirements vary from state to state. An additional registration certificate must be granted by the U.S. Drug Enforcement Administration (“DEA”), and, in some states, a separate controlled substance license must be obtained to dispense Class II drugs. In addition, pharmacies selling Class II drugs are required to maintain extensive records and often report information to state agencies. If we fail to comply with existing or future laws and regulations, we could suffer substantial civil or criminal penalties, including the loss of our licenses to operate pharmacies and our ability to participate in federal and state health-care programs. As a consequence of the severe penalties we could face, we must devote significant operational and managerial resources to complying with these laws and regulations. We have received subpoenas from the DEA concerning our record keeping, reporting and related practices associated with the loss or theft of controlled substances. We are cooperating with the DEA on these matters. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our pharmacy business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.

SAFEWAY INC. AND SUBSIDIARIES

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
As a merchant who accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards, and payment network security operating guidelines. We currently comply with PCI DSS version 2.0. Despite our compliance with these standards and other information security measures, we cannot be certain that all of our IT systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage or misappropriation of information, we may be adversely affected by claims from customers, financial institutions, regulatory authorities, payment card associations and others. In addition, we are required to comply with the new PCI DSS version 3.0 for our 2015 assessment, and the cost of complying with stricter privacy and information security laws and standards, including PCI DSS version 3.0, could be significant to us.
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

SAFEWAY INC. AND SUBSIDIARIES

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
Impairment of Long-Lived Assets  Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at reporting units could result in impairment charges on long-lived assets. We have incurred significant impairment charges to earnings in the past, including in fiscal 2014, 2013 and 2012.
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
Information about legal proceedings appears under the caption “Legal Matters” in Note Q to the consolidated financial statements set forth in Part II, Item 8 of this report.

Item 4.	Mine Safety Disclosures
Not applicable.

SAFEWAY INC. AND SUBSIDIARIES

Executive Officers of the Registrant
The names and ages of the current executive officers of the Company and their positions as of February 25, 2015 are set forth below. Unless otherwise indicated, each of the executive officers served in various managerial capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director by blood, marriage or adoption. Officers serve at the discretion of the Board of Directors.

Name and all positions with the Company		Year first elected
	Age	Officer	Present office
Robert L. Edwards (1) President and Chief Executive Officer	59	2004	2013
Peter J. Bocian (2) Executive Vice President and Chief Financial Officer	60	2013	2013
Robert A. Gordon (3) Executive Vice President General Counsel and Secretary	63	1999	2015
Kelly P. Griffith (4) Executive Vice President and Chief Operating Officer, North Region	51	2013	2015

(1)
Robert L. Edwards joined the Company as Executive Vice President and Chief Financial Officer in 2004. In April 2012, Mr. Edwards was named President. He continued as Chief Financial Officer until Peter J. Bocian joined the Company on February 19, 2013. In May 2013, Mr. Edwards was appointed Chief Executive Officer and continued as President of the Company.

(2)
Peter J. Bocian joined the Company as Executive Vice President and Chief Financial Officer effective February 19, 2013. Prior to that, Mr. Bocian served as Executive Vice President, Head of Corporate Services and Finance at JPMorgan Chase & Co. since 2011. From 2008 until 2011, he served as Executive Vice President and Chief Administrative Officer of Hewlett-Packard Company. Mr. Bocian intends to resign from his positions as an executive officer of the Company in March 2015.

(3)
Robert A. Gordon has been a Senior Vice President since May 1999 and General Counsel since June 2000. In September 2005, he also became Secretary. In January 2015, Mr. Gordon was appointed Executive Vice President, General Counsel and Secretary.

(4)
From 2013 until he was appointed to Executive Vice President and Chief Operating Officer, North Region in January 2015, Kelly P Griffith was Executive Vice President, Retail Operations. From 2010 to 2013, Mr. Griffith was President of Merchandising for Safeway. From 2008 until 2010, Mr. Griffith served as President, Perishables for the Company.

SAFEWAY INC. AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Prior to the closing of the Merger on January 30, 2015, the Company’s common stock, $0.01 par value, was listed on the New York Stock Exchange. As a result of the Merger, the common stock of the Company is now privately held by Albertson's Holdings LLC and is no longer traded on The New York Stock Exchange or any other stock exchange or public market.
The following table presents quarterly high and low sales prices for the Company’s common stock:

2014	Low	High
Quarter 4 (17 weeks)	$32.85	$35.25
Quarter 3 (12 weeks)	33.89	34.99
Quarter 2 (12 weeks)	33.69	38.19
Quarter 1 (12 weeks)	29.82	40.25

2013
Quarter 4 (16 weeks)	$25.85	$36.90
Quarter 3 (12 weeks)	22.35	26.89
Quarter 2 (12 weeks)	22.26	28.42
Quarter 1 (12 weeks)	17.08	25.92
Information on dividends declared per common share is set forth in Part II, Item 7 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
September 7, 2014 - October 4, 2014	6,133	$34.20	—	$2,163.3
October 5, 2014 - November 1, 2014	599	34.26	—	2,163.3
November 2, 2014 - November 29, 2014	5,760	34.87	—	2,163.3
November 30, 2014 - January 3, 2015	2,250	34.75	—	2,163.3
Total	14,742	$34.55	—	$2,163.3

(1)
Shares withheld at the election of certain holders of restricted stock by the Company from the vested portion of restricted stock awards and restricted stock units with a market value equal to the minimum statutory withholding taxes due from such restricted stockholders.

(2)
The Company's stock repurchase program was initiated in 1999. In October 2013, the Company's board of directors increased the authorized level of the Company's stock repurchase program from $9.0 billion to $11.0 billion. As a result of the Merger, the stock repurchase program is no longer in effect.

SAFEWAY INC. AND SUBSIDIARIES

Stock Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for the period from the end of its 2009 fiscal year to the end of its 2014 fiscal year to that of the Standard & Poor’s (“S&P”) 500 and a group of peer companies(*) in the retail grocery industry and assumes reinvestment of dividends. As a result of the Merger on January 30, 2015, the common stock of the Company is now privately held by Albertson's Holdings LLC and is no longer traded on The New York Stock Exchange or any other stock exchange or public market.

Stock Price Performance

Safeway Vs Peer Group, S&P 500

Price Index FY End 09 = 100
250.00
225.00
200.00
175.00
150.00
125.00
100.00
75.00
SWY
Peer group *
S&P 500

	FYE 09	FYE 10	FYE 11	FYE 12	FYE 13	FYE 14
SWY	100.00	107.90	103.68	92.58	171.47	211.82
Peer group *	100.00	119.49	127.53	140.44	187.34	245.10
S&P 500	100.00	112.78	112.78	127.90	165.76	184.64

(*)	The peer group consists of Delhaize Group, The Kroger Co., Loblaw Companies Limited, SUPERVALU INC., and Whole Foods Market, Inc.
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
As previously reported, Safeway completed the sale of the net assets of Canada Safeway Limited ("CSL" now known as CSL IT Services ULC) to Sobeys Inc. on November 3, 2013. Additionally, in the fourth quarter of 2013, the Company exited the Chicago market where it operated 72 Dominick's stores. On April 14, 2014, Safeway completed the distribution of the remaining 37.8 million shares of Blackhawk stock that it owned to its stockholders. CSL, Dominick's and Blackhawk are included in discontinued operations in the income statement information presented in the following two tables.

(Dollars in millions, except per-share amounts)	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Results of Operations
Sales and other revenue	$36,330.2	$35,064.9	$35,161.5	$34,655.7	$33,011.3
Gross profit	9,682.0	9,231.5	9,229.1	9,277.7	9,261.1
Operating & administrative expense	(9,147.5)	(8,680.0)	(8,593.7)	(8,628.8)	(8,508.4)
Operating profit	534.5	551.5	635.4	648.9	752.7
Interest expense	(198.9)	(273.0)	(300.6)	(268.1)	(295.0)
Loss on extinguishment of debt	(84.4)	(10.1)	—	—	—
Loss on foreign currency translation	(131.2)	(57.4)	—	—	—
Other income, net	45.0	40.6	27.4	17.2	17.0
Income before income taxes	165.0	251.6	362.2	398.0	474.7
Income taxes	(61.8)	(34.5)	(113.0)	(68.5)	(162.7)
Income from continuing operations, net of tax	103.2	217.1	249.2	329.5	312.0
Income from discontinued operations, net of tax	9.3	3,305.1	348.9	188.7	278.6
Net income before allocation to noncontrolling interests	112.5	3,522.2	598.1	518.2	590.6
Noncontrolling interests	0.9	(14.7)	(1.6)	(1.5)	(0.8)
Net income attributable to Safeway Inc.	$113.4	$3,507.5	$596.5	$516.7	$589.8

Basic earnings per common share:
Continuing operations	$0.44	$0.90	$1.01	$0.95	$0.82
Discontinued operations	$0.04	$13.63	$1.40	$0.54	$0.74
Total	$0.48	$14.53	$2.41	$1.49	$1.56

Diluted earnings per common share:
Continuing operations	$0.44	$0.89	$1.00	$0.95	$0.82
Discontinued operations	$0.04	$13.49	$1.40	$0.54	$0.73
Total	$0.48	$14.38	$2.40	$1.49	$1.55

Weighted average shares outstanding (in millions):
Basic	228.8	239.1	245.6	343.4	378.3
Diluted	230.7	241.5	245.9	343.8	379.6
Cash dividends declared per common share	$0.8900	$0.7750	$0.6700	$0.5550	$0.4600

SAFEWAY INC. AND SUBSIDIARIES

Item 6.	Selected Financial Data (continued)

(Dollars in millions, except per-share amounts)	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012	52 Weeks 2011	52 Weeks 2010
Financial Statistics
Identical-store sales increases(1)	1.7%	0.2%	1.6%	4.9%	—%
Identical-store sales increases (decreases) without fuel(1)	2.8%	1.7%	0.8%	1.1%	(1.7)%
Gross profit margin	26.65%	26.33%	26.25%	26.77%	28.05%
Operating & administrative expense as a percentage of sales(2)	25.18%	24.75%	24.44%	24.90%	25.77%
Operating profit as a percentage of sales(2)	1.47%	1.57%	1.81%	1.87%	2.28%
Cash paid for property additions	$711.2	$738.2	$800.1	$959.2	$674.0
Depreciation expense	$921.5	$922.2	$952.8	$958.5	$973.8
Total assets(4)	$13,377.0	$17,219.5	$14,657.0	$15,073.6	$15,148.1
Total debt (4)	$2,999.9	$4,193.0	$5,573.7	$5,410.2	$4,836.3
Total equity(4)	$5,450.4	$5,875.1	$2,909.2	$3,691.1	$4,999.7
Other Statistics
Stores opened during the year	8	7	8	22	12
Stores closed during the year(3)	17	18	39	37	42
Total stores at year end	1,326	1,335	1,346	1,377	1,392

Total retail square footage at year end (in millions)	63.1	63.4	63.8	65.1	65.1

(1)
Defined as stores operating the same period in both the current year and the prior year, comparing sales on a daily basis. 2014 is based on the same 53-week period in both years. Stores that are open during remodeling are included in identical-store sales (ID Sales). Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation. The 57 stores which were announced to be divested in order to secure Federal Trade Commission clearance of the Merger are excluded from the ID Sales calculation beginning on December 19, 2014, the date of announcement of the proposed sales.

(2)	Management believes this ratio is relevant because it assists investors in evaluating Safeway’s ability to control costs.

(3)	In 2012, the Company disposed of 25 of its Genuardi's stores. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report.

(4)	Includes Canada and Dominick's in 2010 through 2012. Includes Blackhawk in 2010 through 2013.

SAFEWAY INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The last three fiscal years consist of the 53-week period ended January 3, 2015 (“fiscal 2014” or “2014”), the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”) and the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”).

Management Overview

Pursuant to the Merger Agreement, on January 30, 2015, Merger Sub merged with and into Safeway with Safeway surviving the merger as a wholly owned subsidiary of Albertsons Holdings. See the Introductory Note to this report and Note V to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.

On December 23, 2014, Safeway and its wholly owned real estate development subsidiary, PDC, sold substantially all of the net assets of PDC to Terramar, an unrelated party. PDC’s assets were comprised of shopping centers that are completed or under development. Most of these centers included a grocery store that was leased back to Safeway. The sale was consummated pursuant to an Asset Purchase Agreement dated as of December 22, 2014 by and among Safeway, PDC and Terramar. See Note D to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information.

SAFEWAY INC. AND SUBSIDIARIES

Discontinued Operations
Financial information for discontinued operations is shown below (in millions):

	2014	2013	2012
Sales and other revenue:
CSL (1)	$—	$5,447.9	$6,695.8
Dominick's	7.3	1,394.8	1,465.2
Blackhawk (1)	305.6	1,074.2	906.8
Total	$312.9	$7,916.9	$9,067.8

(Loss) income from discontinued operations, before income taxes:
CSL (1)	$—	$286.2	$442.3
Dominick's (2)	(186.8)	(92.0)	(50.4)
Blackhawk	(4.4)	84.4	74.2
Total	$(191.2)	$278.6	$466.1

Gain on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
CSL (3)	$(6.8)	$4,783.1	$—
Dominick's (4)	140.9	(493.1)	—
Blackhawk	(5.9)	—	—
Genuardi's	—	—	52.4
Total	$128.2	$4,290.0	$52.4

Total (loss) income from discontinued operations, before income taxes	$(63.0)	$4,568.6	$518.5
Income taxes on discontinued operations	72.3	(1,263.5)	(169.6)
Income from discontinued operations, net of tax	$9.3	$3,305.1	$348.9

(1) For CSL, 2013 reflects 44 weeks of activity compared to 52 weeks in 2012. For Blackhawk, 2014 reflects 15 weeks of activity compared to 52 weeks in 2013 and 2012.
(2) 2014 includes charges of $159.4 million to increase the multiemployer pension withdrawal liability.
(3) In accordance with ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," the Company transferred the cumulative translation adjustment relating to Canadian operations from Accumulated Other Comprehensive Loss on the balance sheet to gain on the Sale of Canadian Operations in 2013.
(4) 2013 includes a charge of $310.8 million for the estimated multiemployer pension plan withdrawal liability.
Blackhawk On April 14, 2014, Safeway completed the distribution of 37.8 million shares of Blackhawk stock that it owned to its stockholders.
Sale of Canadian Operations On November 3, 2013, Safeway completed the sale of its Canadian operations to Sobeys for CAD5.8 billion (USD5.6 billion) in cash plus the assumption of certain liabilities.
Dominick's During the fourth quarter of 2013, Safeway sold or closed all Dominick's stores. Cash proceeds on the sale of these stores sold in fiscal 2013 were $72.2 million. Stores closed in 2013 but sold in fiscal 2014 had cash proceeds of $246.3 million.

SAFEWAY INC. AND SUBSIDIARIES

Genuardi's In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).
Historical financial information for CSL, Dominick's and Blackhawk presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The historical operating results of Genuardi's stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company's consolidated financial statements for all periods presented. The disclosures in this Management's Discussion and Analysis focus on continuing operations, unless otherwise noted. See Note B to the consolidated financial statements set forth in Part II, Item 8 of this report for additional information on Discontinued Operations.
Reduction of Debt
In 2014, Safeway reduced debt by $1.2 billion with net proceeds from the sale of its Canadian operations and free cash flow. In August 2014, Safeway paid $802.7 million to redeem $320.0 million of the 3.40% Senior Notes due 2016 and $400.0 million of the 6.35% Senior Notes due 2017. In accordance with the Merger Agreement, the Company contributed $40.0 million in cash to PDC in the second quarter of 2014. This cash was to be held in a reserve account until the earlier to occur of (i) payment in full of the mortgage indebtedness encumbering a shopping center in Lahaina, Hawaii and (ii) the release of the Company from any guaranty obligations in connection with such indebtedness. During the third quarter of 2014, the Company deposited $40.0 million with a trustee and achieved a full legal defeasance of the mortgage indebtedness and was released from the guaranty obligations associated with such indebtedness. Therefore, during the third quarter of 2014, the Company extinguished the $40.8 million mortgage from the condensed consolidated balance sheet. In addition, the Company repaid the $400 million outstanding under its term credit agreement during 2014.
During 2013, the Company reduced debt by $1.4 billion with a combination of net proceeds from the sale of its Canadian operations, free cash flow and net proceeds from the IPO of Blackhawk . The Company repaid its $250.0 million Floating Rate Senior Notes on the December 12, 2013 maturity date and redeemed $500.0 million of 6.25% Senior Notes due March 15, 2014. Additionally, in the fourth quarter of 2013, the Company deposited CAD304.5 million in an account with the Trustee under the indenture governing the CAD300.0 million, 3.00% Second Series Notes due March 31, 2014. Safeway met the conditions for satisfaction and discharge of the Company's obligations under the indenture and, as a result, extinguished the $287.9 million notes and $292.2 million cash from the consolidated balance sheet. In addition, the Company reduced borrowings under its term credit agreement by $300 million.
Effect of the Merger on Liquidity
In connection with the Merger, on January 30, 2015, Safeway became party to (i) an asset-based revolving credit agreement with borrowing capacity of up to $3 billion, $980 million of which was drawn on January 30, 2015 and (ii) a term loan agreement with a principal amount equal to $6.3 billion (which may, in certain circumstances, be increased). In addition, pursuant to the Merger, Safeway is an obligor and its domestic subsidiaries are guarantors of $609.7 million in principal amount of 7.75% senior secured notes (after repayment of some of those notes on February 9, 2015). The proceeds of this indebtedness, together with approximately $650 million of cash on hand, were used to pay a portion of the Merger consideration and related fees and expenses of the Merger and to provide working capital.

SAFEWAY INC. AND SUBSIDIARIES

Results of Operations
Income from Continuing Operations Income from continuing operations was $103.2 million ($0.44 per diluted share) in 2014, $217.1 million ($0.89 per diluted share) in 2013 and $249.2 million ($1.00 per diluted share) in 2012. Fiscal 2014 included a loss on foreign currency translation of $131.2 million, a loss on extinguishment of debt of $84.4 million, and merger- and integration-related expenses of $48.8 million. Fiscal 2013 included a $57.4 million loss on foreign currency translation and a $30.0 million loss from the impairment of notes receivable. Fiscal 2012 included a $46.5 million gain from legal settlements.
Sales and Other Revenue  Identical-store sales (1) increases for the past three fiscal years were as follows:

	2014	2013	2012
Including fuel	1.7%	0.2%	1.6%
Excluding fuel	2.8%	1.7%	0.8%

(1)
Defined as stores operating the same period in both the current year and the prior year, comparing sales on a daily basis. 2014 is based on the same 53-week period in both years. Stores that are open during remodeling are included in identical-store sales (ID Sales). Internet sales are included in ID Sales if the store fulfilling the orders is included in the ID Sales calculation. The 57 stores which were announced to be divested in order to secure Federal Trade Commission clearance of the Merger are excluded from the ID Sales calculation beginning on December 19, 2014, the announcement date.

Sales increased 3.6% to $36,330.2 million in 2014 from $35,064.9 million in 2013. Identical-store sales, excluding fuel, increased 2.8%, or $865 million due to inflation and better merchandising. Average transaction size and transaction counts increased during fiscal 2014. The additional week in fiscal 2014 contributed $573 million in sales. Fuel sales decreased $206 million in 2014, as a result of the average retail price per gallon of fuel decreasing 2.9% and gallons sold decreasing 2.1%.
Sales decreased 0.3% to $35,064.9 million in 2013 from $35,161.5 million in 2012. Identical-store sales, excluding fuel, increased 1.7%, or $511 million, due to inflation and better merchandising. Warehouse and supply sales increased $35 million. Other revenue, primarily from gift and prepaid card sales increased $13 million. Fuel sales declined $425.8 million in 2013, as a result of the average retail price per gallon of fuel decreasing 4.1% and gallons sold decreasing 5.4%. Sales declined $233 million due to the disposition of Genuardi's stores in 2012. Store closures, net of new stores, decreased sales $39 million. Average transaction size and transaction counts increased during fiscal 2013.
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
Gross profit margin was 26.65% of sales in 2014, 26.33% of sales in 2013 and 26.25% in 2012.
The gross profit margin increased 32 basis points to 26.65% of sales in 2014 from 26.33% of sales in 2013 primarily for the following reasons:

SAFEWAY INC. AND SUBSIDIARIES

Basis-point increase (decrease)
Impact of fuel sales	53
Lower advertising expense	19
Investments in price	(25)
Higher shrink expense	(15)
32
The gross profit margin increased eight basis points to 26.33% of sales in 2013 from 26.25% of sales in 2012 primarily for the following reasons:

Basis-point increase (decrease)
Impact of fuel sales	35
Lower advertising expense	16
Changes in product mix	6
Increased LIFO income	5
Fuel partner discounts	(15)
Investments in price	(18)
Higher shrink expense	(19)
Other individually immaterial items	(2)
8
Shrink expense increased 15 basis points in 2014 and 19 basis points in 2013. In the second half of 2013, Safeway implemented a new strategy which focuses more on increasing sales with less emphasis on controlling shrink which has led to higher shrink expense in 2014 and 2013.
Vendor allowances totaled $2.5 billion in 2014, $2.4 billion in 2013 and $2.3 billion in 2012. Vendor allowances can be grouped into the following broad categories: promotional allowances, slotting allowances and contract allowances.
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
Operating and administrative expense was 25.18% of sales in 2014 compared to 24.75% of sales in 2013 and 24.44% in 2012.
Operating and administrative expense margin increased 43 basis points to 25.18% of sales in 2014 from 24.75% of sales in 2013 primarily for the following reasons:

Basis-point increase (decrease)
Impact of fuel sales	22
Store occupancy costs	(20)
Write-off of $30 million of notes receivable in 2013	(10)
Lower pension expense	(14)
Store labor	(12)
Higher bonus expense	18
Merger- and integration-related expenses	16
Higher self insurance expense	15
Lower property gains	8
Higher legal expenses	8
Other	12
43
Self-insurance expense increased $55.3 million to $153.9 million in 2014 from $98.6 million in 2013. A 25 basis-point decline in the discount rate used to measure the present value of the self-insurance liability in 2014 increased self-insurance expense by approximately $6 million. In 2013, a 100 basis-point increase in the discount rate reduced 2013 expense by approximately $24 million. The remaining increase was due primarily to adverse claim development.
Operating and administrative expense margin increased 31 basis points to 24.75% of sales in 2013 from 24.44% of sales in 2012 primarily for the following reasons:

Basis-point increase (decrease)
Impact of fuel sales	33
$46.5 million gain from legal settlements in 2012	15
Write-off of $30 million of notes receivable	9
Decline in self-insurance expense	(16)
Lower depreciation expense	(11)
Lower pension expense	(5)
Other individually immaterial items	6
31

SAFEWAY INC. AND SUBSIDIARIES

Gain on Property Dispositions  Operating and administrative expense included a net gain on property dispositions of $38.8 million in 2014, a net gain of $51.2 million in 2013 and a net gain of $48.3 million in 2012.
Interest Expense  Interest expense was $198.9 million in 2014, compared to $273.0 million in 2013 and $300.6 million in 2012. The decrease in 2014 was due to lower average borrowings, partly offset by increased average interest rates. The decrease in interest expense in 2013 was due to lower average borrowing in 2013 compared to 2012, partly offset by slightly higher interest rates.
Average borrowings from continuing operations were $3,680.5 million, $5,623.9 million and $6,378.9 million in 2014, 2013 and 2012, respectively. Average interest rates were 5.42%, 4.85% and 4.71% in 2014, 2013 and 2012, respectively.
Loss on Extinguishment of Debt The Company incurred a loss on extinguishment of debt of $84.4 million and $10.1 million in fiscal 2014 and 2013, respectively. For more information, see Note G to the condensed consolidated financial statements set forth in Part II, Item 8 of this report.
Loss on Foreign Currency Translation After the sale of the Company's Canadian operations, the adjustments resulting from translation of assets and liabilities denominated in Canadian dollars are included in the statement of income as a foreign currency gain or loss. Foreign currency loss was $131.2 million in fiscal 2014 and $57.4 million in fiscal 2013.
Other Income, Net In fiscal 2014, Other income, net consists of interest income of $22.5 million, equity in earnings of unconsolidated affiliate of $16.2 million and gain on the sale of investments of $6.3 million. In fiscal 2013, Other income, net consists primarily of interest income of $14.8 million, equity in earnings from Safeway’s unconsolidated affiliate of $17.6 million and gain on the sale of investments of $8.6 million. In fiscal 2012, Other income, net consists primarily of interest income of $9.9 million and equity in earnings of unconsolidated affiliate of $17.5 million.
Income Taxes  Income tax expense was $61.8 million, or 37.5% of pre-tax income in 2014. In 2013, Safeway had income tax expense of $34.5 million, or 13.7% of pre-tax income. In 2013, Safeway withdrew $68.7 million from the accumulated cash surrender value of corporate-owned life insurance ("COLI") policies and determined that a majority of the remaining cash surrender value would be received in the future through tax-free death benefits. Consequently, Safeway reversed deferred taxes on that remaining cash surrender value and reduced 2013 income tax expense by $17.2 million. In 2012, income tax expense was $113.0 million, or 31.2%, of pre-tax income.
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

SAFEWAY INC. AND SUBSIDIARIES

development trends that were used to determine the current-year expense and therefore contributed to the variability in annual expense. However, these factors are not direct inputs into the actuarial projection, and thus their individual impact cannot be quantified.
The discount rate is a significant factor that has led to variability in self-insured expenses. Since the discount rate is a direct input into the estimation process, the Company is able to quantify its impact. The discount rate, which is based on the United States Treasury Note rates for the estimated average claim life of five years, was 1.50% in 2014, 1.75% in 2013 and 0.75% in 2012. A 25-basis-point change in the discount rate affects the self-insured liability by approximately $6 million.
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
Employee Benefit Plans  The Company recognizes in its balance sheet a liability for the underfunded status of its employee benefit plans. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. Additional disclosures are provided in Note N to the consolidated financial statements, set forth in Part II, Item 8 of this report.
The determination of Safeway’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note N to the consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation increases. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. In accordance with generally accepted accounting principles (“GAAP”), the amount by which actual results differ from the actuarial assumptions is accumulated and amortized over future periods and, therefore, affects recognized expense in such future periods. While Safeway believes its assumptions are appropriate, significant differences in actual results or significant changes in the Company’s assumptions may materially affect Safeway’s pension and other postretirement obligations and its future expense.
Safeway bases the discount rate on current investment yields on high-quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high-quality fixed-income investments for the expected period to maturity of the pension benefits. The discount rate used to determine 2014 pension expense was 4.9%. A lower discount rate increases the present value of benefit obligations and increases pension expense. Expected return on pension plan assets is based on historical experience of the Company’s

SAFEWAY INC. AND SUBSIDIARIES

portfolio and the review of projected returns by asset class on broad, publicly traded equity and fixed-income indices, as well as target asset allocation. Safeway’s target asset allocation mix is designed to meet the Company’s long-term pension requirements. For 2014, the Company’s assumed rate of return was 7.50% on U.S. pension assets. Over the 5-year period ended January 3, 2015, the average rate of return was approximately 10% for U.S. pension assets and 8.7% since plan inception.
The following table summarizes actual allocations for Safeway’s plans at year-end:

		Plan assets
Asset category	Target	2014	2013
Equity	65%	65.8%	66.4%
Fixed income	35	32.9	31.9
Cash and other	—	1.3	1.7
Total	100%	100.0%	100.0%
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
Sensitivity to changes in the major assumptions for Safeway's pension plans are as follows (in millions):

		United States
	Percentage point change	Projected benefit obligation decrease (increase)	Expense decrease (increase)
Expected return on assets	+1 pt	$—	$15.9
	-1 pt	$—	$(15.9)
Discount rate	+1 pt	$273.8	$41.8
	-1 pt	$(347.0)	$(34.7)
In 2014, Safeway adopted the Society of Actuaries' 2014 mortality rate table. This had the effect of increasing the Company's projected benefit obligation by $168 million.
In February 2015, Safeway contributed $260 million to its largest pension plan under a settlement with the Pension Benefit Guaranty Corporation ("PBGC") in connection with the Merger closing, and the Company expects to make $8 million of additional contributions in 2015 to its plans. Cash contributions to the Company’s pension and post-retirement benefit plans totaled $13.3 million in 2014, $56.3 million in 2013 and $110.3 million in 2012.
Multiemployer Pension Withdrawal Liability During 2013, the Company sold or closed all the stores in the Dominick's division. Dominick's participated in certain multiemployer pension plans on which withdrawal liabilities have been or are expected to be incurred due to the Dominick's closure. During 2014, the Company received demand letters from three of the plans. These demand letters called for installment payments greater than Safeway's original actuarial estimates based on calculations Safeway disputes. The Company has requested a review by the plans' trustees of the demands made by the three plans. The Company recorded the present value of the estimated installment payments in accordance with ASC 450

SAFEWAY INC. AND SUBSIDIARIES

"Contingencies." Additional disclosures are provided in Note O to the consolidated financial statements, set forth in Part II, Item 8 of this report.
The Company will evaluate its recorded withdrawal liability as facts and circumstances change, which will require significant management judgment. The estimated liability is highly sensitive to changes in the discount rate, which is based on Treasury bill rates. In 2014, a decline in the weighted-average rate used to calculate the estimated liability of 141 basis points increased the estimated liability by $121.1 million.
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

Liquidity and Financial Resources
Net cash flow provided by operating activities was $1,387.7 million in 2014, $1,071.4 million in 2013 and $1,226.5 million in 2012. Net cash flow from operating activities increased in 2014 compared to 2013 primarily due to higher income taxes paid in 2013. The decrease in net cash flow provided by operating activities in 2013 from 2012 was due primarily to income taxes paid from continuing operations.
Cash contributions to the Company’s pension and post-retirement benefit plans are expected to be 268.0 million in 2015 and totaled $13.3 million in 2014, $56.3 million in 2013 and $110.3 million in 2012.
Net cash flow used by investing activities, which consists principally of cash paid for property additions, was $115.6 million in 2014, $442.7 million in 2013 and $593.2 million in 2012. Net cash flow used by investing activities declined in 2014 compared to 2013 primarily as a result of proceeds from the sale of PDC in 2014. Net cash flow used by investing activities declined in 2013 compared to 2012 primarily as a result of lower capital expenditures and higher proceeds from company-owned life insurance policies in 2013.
Cash paid for property additions was $711.2 million in 2014, $738.2 million in 2013 and $800.1 million in 2012. Capital expenditures by major category of spending were as follows:

	Fiscal Year
(in millions)	2014	2013	2012
Remodels	$121.8	$227.9	$227.8
Information technology	123.3	117.0	96.1
New stores	96.0	111.7	157.2
Property Development Centers	107.3	105.0	177.2
Supply chain	138.8	91.1	59.3
Other	124.0	85.5	82.5
Cash paid for property additions	$711.2	$738.2	$800.1
Net cash flow used by financing activities was $1,672.1 million in 2014, $2,003.9 million in 2013 and $1,329.1 million in 2012. In 2014, net cash payments on debt were $1,371.8 million. The Company paid $82.0 million to extinguish certain debt and paid $251.8 million in dividends. In 2013, net cash payments on debt were

SAFEWAY INC. AND SUBSIDIARIES

$1,386.0 million. Safeway also repurchased $663.7 million of common stock, paid $181.4 million in dividends and received net proceeds of $240.1 million from the exercise of stock options. In 2012, net cash additions to debt were $117.5 million. Additionally, the Company repurchased $1,274.5 million of common stock and paid $163.9 million in dividends.

Discontinued Operations Net cash flow used by operating activities was $2,008.9 million in 2014 compared to net cash flow provided by operating activities of $230.1 million in 2013. During 2014, Safeway paid income taxes of $963.3 million, most of which related to the income taxes on the gain on the sale of substantially all of the net assets of Canada Safeway Limited, which closed in the fourth quarter of 2013. Safeway also paid $355.3 million of taxes on the distribution of Blackhawk. Additionally, Blackhawk payables related to third-party gift cards, net of receivables, was a use of cash of $519.7 million in 2014 compared to $27.6 million in 2013.

Net cash flow provided by investing activities was $226.1 million in 2014 compared to $5,352.3 million in 2013. During 2014, Safeway received net proceeds of $246.3 million from the sale of certain Dominick's stores and paid approximately $6.9 million of expenses related to the sale of its Canadian operations. During 2013, Safeway received CAD5.8 billion (USD5.6 billion) in cash from the sale of substantially all of the net assets of Canada Safeway Limited.

Net cash flow used by financing activities was $54.9 million in 2014. At the date of the distribution of Blackhawk (see Note B to the consolidated financial statements set forth in Part II, Item 8 of this report), $229.3 million of Blackhawk cash and cash equivalents was removed from Safeway's balance sheet. This decrease was partly offset by additional Blackhawk debt of $175.0 million. Net cash flow provided by financing activities of $157.7 million in 2013 included net proceeds of $238.0 million from the sale of Blackhawk common stock.
Bank Credit Agreement Information about the Company’s bank credit agreement appears in Note G to the consolidated financial statements set forth in Part II, Item 8 of this report. At the closing of the Merger, Safeway's credit agreement was terminated.
Commercial Paper Program Due to the downgrade of Safeway's long-term credit ratings to below the Triple B-minus (or equivalent) level and the withdrawal of its short-term credit ratings in January 2015, the Company no longer has the ability to borrow under its commercial paper program.
New Bonds In connection with the Merger, Safeway is an obligor and its domestic subsidiaries are guarantors of $609.7 million in principal amount of 7.75% Senior Secured Notes due 2022 (the “2022 Notes”), after repayment of some of the 2022 Notes on February 9, 2015. As a result of the issuance of these notes and pursuant to Safeway’s existing indenture, our Senior Notes due 2016, Senior Notes due 2017 and Senior Notes due 2019 were guaranteed by Albertson’s Holdings LLC and its domestic subsidiaries, including Safeway’s domestic subsidiaries, and are ratably and equally secured by the assets, subject to certain limited exceptions, of Albertson’s Holdings LLC and its subsidiaries that are co-issuers or guarantors of the 2022 Notes, including Safeway and its subsidiaries. Our Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2027 and Senior Notes due 2031 are equally and ratably secured by the assets (other than accounts receivable, merchandise inventory, equipment or intellectual property) of Safeway and its domestic subsidiaries, but are not guaranteed by Albertson’s Holdings LLC or any of its subsidiaries, including the Safeway subsidiaries.
ABL Agreement On March 21, 2013, our parent company, Albertson’s Holdings LLC, entered into an asset-based revolving credit agreement among Albertson’s Holdings LLC, Albertson’s LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative and collateral agent. This agreement was amended on January 30, 2015 (as amended, the “ABL Agreement”) in connection with the Merger, whereby Albertson’s LLC, Safeway and certain of their affiliates became the borrowers thereunder (the “ABL Borrowers”).

SAFEWAY INC. AND SUBSIDIARIES

The ABL Agreement provides for a $3 billion revolving credit facility (with subfacilities for letters of credit and swingline loans) (the “New ABL Facility”). On January 30, 2015, $980 million of the New ABL Facility was used to repay all debt outstanding under Albertson's LLC's existing credit facility, to pay a portion of the Merger consideration and fees and expenses, and to provide working capital to the borrowers. After January 30, 2015, the New ABL Facility may be utilized to fund working capital and general corporate purposes, including permitted acquisitions and other investments.
The New ABL Facility matures on the earlier to occur of (a) the date that is five years from January 30, 2015 and (b) the date that is 91 days prior to the final maturity of certain material indebtedness (if such other indebtedness has not been repaid or extended prior to such 91st day).
Based upon the current level of operations, Safeway believes that net cash flow from operating activities and other sources of liquidity, including borrowing under its ABL Agreement, will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that Safeway’s business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under its credit agreement.
Dividends Declared on Common Stock  The following table presents information regarding dividends declared on Safeway’s common stock during fiscal 2014, 2013 and 2012.

(in millions, except per-share amounts)	Date Declared	Record Date	Per-Share Amounts	Total	Year-to-date Total
2014
Quarter 4	12/12/14	12/26/14	$0.2300	$53.3	$205.8
Quarter 3	08/21/14	09/18/14	0.2300	53.2	152.5
Quarter 2	05/14/14	06/19/14	0.2300	53.1	99.3
Quarter 1	03/12/14	03/24/14	0.2000	46.2	46.2
2013
Quarter 4	12/05/13	12/19/13	$0.2000	$46.0	$185.5
Quarter 3	08/22/13	09/19/13	0.2000	49.1	139.5
Quarter 2	05/14/13	06/20/13	0.2000	48.2	90.4
Quarter 1	03/14/13	03/25/13	0.1750	42.2	42.2
2012
Quarter 4	12/05/12	12/17/12	$0.1750	$41.9	$162.0
Quarter 3	08/22/12	09/20/12	0.1750	41.9	120.1
Quarter 2	05/15/12	06/21/12	0.1750	41.9	78.2
Quarter 1	03/16/12	03/29/12	0.1450	36.3	36.3

SAFEWAY INC. AND SUBSIDIARIES

Dividends Paid on Common Stock  The following table presents information regarding dividends paid on Safeway’s common stock during fiscal 2014, 2013 and 2012.

(in millions, except per-share amounts)	Date Paid	Record Date	Per-Share Amounts	Total	Year-to-date Total
2014
Quarter 4	01/02/15	12/26/14	$0.2300	$53.3	$251.8
Quarter 4	10/09/14	09/18/14	0.2300	53.2	198.5
Quarter 3	07/10/14	06/19/14	0.2300	53.1	145.3
Quarter 2	04/10/14	03/24/14	0.2000	46.2	92.2
Quarter 1	01/09/14	12/19/13	0.2000	46.0	46.0
2013
Quarter 4	10/10/13	09/19/13	$0.2000	$49.1	$181.4
Quarter 3	07/11/13	06/20/13	0.2000	48.2	132.3
Quarter 2	04/11/13	03/25/13	0.1750	42.2	84.1
Quarter 1	12/31/12	12/17/12	0.1750	41.9	41.9
2012
Quarter 4	10/11/12	09/20/12	$0.1750	$41.9	$163.9
Quarter 3	07/12/12	06/21/12	0.1750	41.9	122.0
Quarter 2	04/12/12	03/29/12	0.1450	36.3	80.1
Quarter 1	01/12/12	12/22/11	0.1450	43.8	43.8
Stock Repurchase Program  From the initiation of the Company’s stock repurchase program in 1999 through the end of fiscal 2014, the aggregate cost of shares of common stock repurchased by the Company, including commissions, was approximately $8.8 billion, leaving an authorized amount for repurchases of approximately $2.2 billion. During fiscal 2014, the Company did not repurchase any shares of its common stock under the repurchase program. During fiscal 2013, Safeway repurchased approximately 19.5 million shares of its common stock under the repurchase program at an aggregate price, including commissions, of $663.7 million. The average price per share, excluding commissions, was $33.93. As a result of the Merger, the stock repurchase program is no longer in effect.

SAFEWAY INC. AND SUBSIDIARIES

Contractual Obligations  The table below presents significant contractual obligations of the Company at year-end 2014 (in millions) (1):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (2)	$3.2	$84.6	$105.0	$6.8	$505.1	$1,771.4	$2,476.1
Estimated interest on long-term debt (2)	127.9	127.8	125.0	118.6	118.5	647.4	1,265.2
Capital lease obligations (2),(3)	94.7	85.7	72.3	47.1	39.9	184.1	523.8
Interest on capital leases (2)	34.2	32.3	26.2	23.0	19.8	75.6	211.1
Self-insurance liability, net of insurance receivables	106.7	80.7	54.7	36.3	25.3	131.7	435.4
Interest on self-insurance liability	0.8	1.8	2.1	1.9	1.8	33.7	42.1
Operating leases (3)	450.7	424.8	380.3	328.7	279.4	1,878.5	3,742.4
Contracts for purchase of property, equipment and construction of buildings	87.4	—	—	—	—	—	87.4
Fixed-price energy contracts (4)	62.2	20.7	1.5	1.5	1.6	14.4	101.9
Other purchase obligations	68.5	—	—	—	—	—	68.5
Total	$1,036.3	$858.4	$767.1	$563.9	$991.4	$4,736.8	$8,953.9

(1)
Excludes funding of pension and post-retirement benefit obligations which were $13.3 million in 2014 and $260 million in January 2015. Also excludes contributions under various multiemployer pension plans, which totaled $277.1 million in 2014, excluding Canadian operations and Dominick's. Also excludes the estimated $474.4 million of multiemployer pension plan withdrawal liability resulting from the closure of Dominick's. Additionally, the amount of unrecognized tax benefits ($262.7 million at January 3, 2015) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined. Purchase orders for inventory are not included in the above table as they are cancelable by their terms.

(2)
Long-term debt and capital lease obligations include required principal payments as of year-end 2014. It does not consider changes to long-term debt, capital lease obligations or related interest payments in 2015 as a result of the Merger. See Note V to the consolidated financial statements set forth in Part II, Item 8 of this report.

(3)	Excludes common area maintenance, insurance or tax payments for which the Company is also obligated. In fiscal 2014, these charges totaled approximately $182.0 million.

(4)	See Part II, Item 7A to this report under the caption “Commodity Price Risk.”
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

SAFEWAY INC. AND SUBSIDIARIES

Letters of Credit  The Company had letters of credit of $27.8 million outstanding at year-end 2014. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 1.00% to 1.28% on the face amount of the letters of credit.
New Accounting Pronouncements Not Yet Adopted
See Part II, Item 8, Note A to the consolidated financial statements to this report for new accounting pronouncements which have not yet been adopted by the Company.

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
Interest Rate Risk  Safeway manages interest rate risk through the use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. At year-end 2014, the Company had no interest rate swaps.
Foreign Currency Exchange Risk  Safeway is exposed to foreign currency risk, as approximately $178.9 million (CAD210.4 million) of assets and approximately $31.7 million (CAD37.3 million) of liabilities, retained by Safeway after the disposition of CSL in 2013, are denominated in Canadian dollars. These net assets are exposed to economic losses in the event of adverse changes in the currency exchange rate. The Company recorded a loss of $131.2 million in fiscal 2014 and $ 57.4 million on currency exchange in fiscal 2013 in continuing operations. As of year-end 2014, Safeway had no derivative financial instruments to offset the risk of foreign currency.
Commodity Price Risk  Safeway has entered into fixed-priced contracts to purchase electricity and natural gas for a portion of its energy needs. Safeway expects to take delivery of these commitments in the normal course of business, and as a result, these commitments qualify as normal purchases. See Part II, Item 7, under the caption “Contractual Obligations” for the Company’s obligations related to fixed-price energy contracts as of year-end 2014.
Long-Term Debt  The table below presents principal amounts and related weighted-average rates by year of maturity for the Company’s debt obligations at year-end 2014 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair value
Long-term debt: (1)
Principal	$3.2	$84.6	$105.0	$6.8	$505.1	$1,771.4	$2,476.1	$2,525.3
Weighted average interest rate	7.32%	3.61%	6.39%	7.45%	5.02%	5.76%	5.57%

(1)	It does not consider changes to long-term debt in 2015 as a result of the Merger. See Note V to the consolidated financial statements set forth in Part II, Item 8 of this report.

SAFEWAY INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data

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
Management of the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control.  There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of January 3, 2015.
The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ Robert L. Edwards	/s/ Peter J. Bocian
ROBERT L. EDWARDS	PETER J. BOCIAN
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
March 3, 2015	March 3, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the internal control over financial reporting of Safeway Inc. (the “Company”) as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2015 of the Company and our report dated March 3, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 3, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Safeway Inc.:

We have audited the accompanying consolidated balance sheets of Safeway Inc. and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Safeway Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
March 3, 2015

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per-share amounts)

	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Sales and other revenue	$36,330.2	$35,064.9	$35,161.5
Cost of goods sold	(26,648.2)	(25,833.4)	(25,932.4)
Gross profit	9,682.0	9,231.5	9,229.1
Operating and administrative expense	(9,147.5)	(8,680.0)	(8,593.7)
Operating profit	534.5	551.5	635.4
Interest expense	(198.9)	(273.0)	(300.6)
Loss on extinguishment of debt	(84.4)	(10.1)	—
Loss on foreign currency translation	(131.2)	(57.4)	—
Other income, net	45.0	40.6	27.4
Income before income taxes	165.0	251.6	362.2
Income taxes	(61.8)	(34.5)	(113.0)
Income from continuing operations, net of tax	103.2	217.1	249.2
Income from discontinued operations, net of tax	9.3	3,305.1	348.9
Net income before allocation to noncontrolling interests	112.5	3,522.2	598.1
Less noncontrolling interests	0.9	(14.7)	(1.6)
Net income attributable to Safeway Inc.	$113.4	$3,507.5	$596.5

Basic earnings per share:
Continuing operations	$0.44	$0.90	$1.01
Discontinued operations	$0.04	$13.63	$1.40
Total	$0.48	$14.53	$2.41

Diluted earnings per share:
Continuing operations	$0.44	$0.89	$1.00
Discontinued operations	$0.04	$13.49	$1.40
Total	$0.48	$14.38	$2.40

Weighted average shares outstanding – basic	228.8	239.1	245.6
Weighted average shares outstanding – diluted	230.7	241.5	245.9
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Net income before allocation to noncontrolling interests	$112.5	$3,522.2	$598.1
Other comprehensive income (loss):
Translation adjustments, net of tax	0.2	(65.0)	(3.1)
Pension and post-retirement benefits adjustment to funded status, net of tax	(185.0)	179.5	(79.7)
Recognition of pension and post-retirement benefits actuarial loss, net of tax	31.8	66.3	69.5
Other, net of tax	0.2	(1.1)	1.0
Total other comprehensive (loss) income	(152.8)	179.7	(12.3)
Comprehensive (loss) income including noncontrolling interests	(40.3)	3,701.9	585.8
Comprehensive income (loss) attributable to noncontrolling interests	0.9	(14.7)	(1.6)
Comprehensive (loss) income attributable to Safeway Inc.	$(39.4)	$3,687.2	$584.2
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2014	Year-end 2013
Assets
Current assets:
Cash and equivalents	$2,255.1	$4,647.3
Receivables	373.4	1,211.4
Merchandise inventories, net of LIFO reserve of $53.1 and $58.1	2,187.9	2,089.6
Income tax receivable	476.1	—
Prepaid expenses and other current assets	277.1	371.5
Assets held for sale	39.5	143.9
Total current assets	5,609.1	8,463.7
Property:
Land	1,376.8	1,583.2
Buildings	5,666.7	5,774.0
Leasehold improvements	2,804.1	2,836.2
Fixtures and equipment	6,517.9	6,979.1
Property under capital leases	708.3	550.2
	17,073.8	17,722.7
Less accumulated depreciation and amortization	(10,297.3)	(10,185.2)
Total property, net	6,776.5	7,537.5
Goodwill	330.9	464.5
Investment in unconsolidated affiliate	205.8	196.1
Other assets	454.7	557.7
Total assets	$13,377.0	$17,219.5

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per-share amounts)

	Year-end 2014	Year-end 2013
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes and debentures	$3.2	$252.9
Current obligations under capital leases	94.7	49.3
Accounts payable	1,609.6	3,376.4
Accrued salaries and wages	449.8	419.4
Deferred income taxes	29.4	—
Income taxes payable	—	1,135.2
Other accrued liabilities	566.8	623.2
Total current liabilities	2,753.5	5,856.4
Long-term debt:
Notes and debentures	2,472.9	3,515.3
Obligations under capital leases	429.1	375.5
Total long-term debt	2,902.0	3,890.8
Dominick's multiemployer pension plan withdrawal liability	455.0	294.8
Pension and post-retirement benefit obligations	765.0	451.4
Accrued claims and other liabilities	1,051.1	851.0
Total liabilities	7,926.6	11,344.4
Commitments and contingencies
Stockholders’ equity:
Common stock: par value $0.01 per share; 1,500 shares authorized; 245.8 and 244.2 shares issued	2.5	2.4
Additional paid-in capital	2,051.3	1,981.9
Treasury stock at cost: 14.4 and 14.1 shares	(491.8)	(480.6)
Accumulated other comprehensive loss	(421.7)	(271.1)
Retained earnings	4,310.1	4,586.9
Total Safeway Inc. equity	5,450.4	5,819.5
Noncontrolling interest	—	55.6
Total equity	5,450.4	5,875.1
Total liabilities and stockholders’ equity	$13,377.0	$17,219.5
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Operating Activities:
Net income before allocation to noncontrolling interest	$112.5	$3,522.2	$598.1
Income from discontinued operations, net of tax	(9.3)	(3,305.1)	(348.9)
Income from continuing operations, net of tax	103.2	217.1	249.2
Reconciliation to net cash flow from operating activities:
Depreciation expense	921.5	922.2	952.8
Loss on foreign currency	131.2	57.4	—
Property impairment charges	56.1	35.6	33.6
Share-based employee compensation	24.7	50.4	48.4
LIFO (income) expense	(5.0)	(14.3)	0.7
Equity in earnings of unconsolidated affiliate	(16.2)	(17.6)	(17.5)
Net pension and post-retirement benefits expense	76.2	114.8	129.0
Contributions to pension and post-retirement benefit plans	(13.3)	(56.3)	(110.3)
Gain on sale of PDC	(22.0)	—	—
Gain on property dispositions and lease exit costs, net	(38.8)	(51.2)	(48.3)
Loss on extinguishment of debt	84.4	10.1	—
Increase in accrued claims and other liabilities	26.2	9.2	60.5
Deferred income taxes	89.6	(276.6)	(36.1)
Other	20.8	36.9	20.2
Changes in working capital items:
Receivables	16.5	(32.0)	20.3
Inventories at FIFO cost	(128.1)	(76.5)	(107.4)
Prepaid expenses and other current assets	63.4	(49.5)	(20.5)
Income taxes	(90.6)	71.0	(54.3)
Payables and accruals	87.9	120.7	106.2
Net cash flow from operating activities - continuing operations	1,387.7	1,071.4	1,226.5
Net cash flow (used by) from operating activities - discontinued operations	(2,008.9)	230.1	343.2
Net cash flow (used by) from operating activities	(621.2)	1,301.5	1,569.7
Investing Activities:
Cash paid for property additions	(711.2)	(738.2)	(800.1)
Proceeds from sale of PDC	637.2	—	—
Proceeds from sale of property	99.2	220.3	263.0
Proceeds from company-owned life insurance policies	—	68.7	—
Restricted cash proceeds from the sale of PDC	(61.9)	—	—
Increase in restricted cash	(40.0)	—	—
Release of restricted cash for payment of mortgage	40.0	—	—
Advances to Blackhawk	(27.7)	—	—
Other	(51.2)	6.5	(56.1)
Net cash flow used by investing activities - continuing operations	(115.6)	(442.7)	(593.2)
Net cash flow from investing activities - discontinued operations	226.1	5,352.3	21.2
Net cash flow from (used by) investing activities	110.5	4,909.6	(572.0)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Financing Activities:
Additions to long-term borrowings	$239.8	$785.5	$3,508.1
Proceeds from PDC sale for development properties recorded (See Note D)	120.1	—	—
Principal payments on long-term borrowings	(1,731.7)	(2,171.5)	(3,390.6)
Payments of debt extinguishment costs	(82.0)	(11.0)	—
Purchase of treasury stock	—	(663.7)	(1,274.5)
Dividends paid	(251.8)	(181.4)	(163.9)
Net proceeds from exercise of stock options	29.7	240.1	3.8
Excess tax benefit from share-based employee compensation	15.4	6.7	1.3
Other	(11.6)	(8.6)	(13.3)
Net cash flow used by financing activities - continuing operations	(1,672.1)	(2,003.9)	(1,329.1)
Net cash flow (used by) from financing activities - discontinued operations	(54.9)	157.7	(44.7)
Net cash flow used by financing activities	(1,727.0)	(1,846.2)	(1,373.8)
Effect of changes in exchange rates on cash	(154.5)	(69.8)	(1.1)
(Decrease) increase in cash and equivalents	(2,392.2)	4,295.1	(377.2)
Cash and Equivalents:
Beginning of year	4,647.3	352.2	729.4
End of year	$2,255.1	$4,647.3	$352.2
Other Cash Information - Continuing and Discontinued Operations:
Cash payments during the year for:
Interest	$218.5	$289.2	$322.3
Income taxes, net of refunds	1,397.7	497.2	380.9
Non-Cash Investing and Financing Activities - Continuing and Discontinued Operations:
Capital lease obligations entered into	$180.0	$78.0	$48.1
Purchases of property, plant and equipment included in accounts payable	71.8	128.3	107.8
Mortgage notes assumed in property additions	—	—	42.9

See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions, except per-share amounts)

	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Common Stock:
Balance, beginning of year	$2.4	$6.1	$6.0
Options exercised	0.1	—	0.1
Retirement of treasury stock (1)	—	(3.7)	—
Balance, end of year	2.5	2.4	6.1
Additional Paid-In Capital:
Balance, beginning of year	1,981.9	4,505.6	4,463.9
Share-based employee compensation	27.7	59.1	55.1
Options exercised/cancelled, net	40.4	210.6	(11.9)
Initial public offering of Blackhawk, net	—	161.5	—
Retirement of treasury stock (1)	—	(2,989.0)	—
Other (2)	1.3	34.1	(1.5)
Balance, end of year	2,051.3	1,981.9	4,505.6
Treasury Stock:
Balance, beginning of year	(480.6)	(9,119.8)	(7,874.4)
Purchase of treasury stock	—	(663.7)	(1,240.3)
Retirement of treasury stock (1)	—	9,313.4	—
Other	(11.2)	(10.5)	(5.1)
Balance, end of year	(491.8)	(480.6)	(9,119.8)
Retained Earnings:
Balance, beginning of year	4,586.9	7,585.6	7,151.1
Net income attributable to Safeway Inc.	113.4	3,507.5	596.5
Cash dividends declared ($0.890, $0.775 and $0.670 per share)	(205.8)	(185.5)	(162.0)
Distribution of Blackhawk (3)	(184.4)	—	—
Retirement of treasury stock (1)	—	(6,320.7)	—
Balance, end of year	4,310.1	4,586.9	7,585.6
Accumulated Other Comprehensive Loss:
Balance, beginning of year	(271.1)	(73.8)	(61.5)
Translation adjustments	0.2	(65.0)	(3.1)
Pension and post-retirement benefits adjustment to funded status (net of tax of $118.5, $87.1 and $45.5)	(185.0)	179.5	(79.7)
Recognition of pension and post-retirement benefits actuarial loss (net of tax of $20.5, $38.7 and $40.5)	31.8	66.3	69.5
Distribution of Blackhawk (3)	2.2	—	—
Sale of Canada Safeway Limited (4)	—	(377.0)	—
Other (net of tax of $0.2, $0.6 and $0.5)	0.2	(1.1)	1.0
Balance, end of year	(421.7)	(271.1)	(73.8)

SAFEWAY INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (In millions)

	53 Weeks 2014	52 Weeks 2013	52 Weeks 2012
Noncontrolling Interests:
Balance, beginning of year	$55.6	$5.5	$6.0
Noncontrolling interests acquired through Blackhawk's acquisition of Retailo	—	6.9	—
Net earnings attributable to noncontrolling interests, net of tax	(0.9)	14.7	1.6
Distribution of Blackhawk (3)	(56.3)	—	—
Other (2)	1.6	28.5	(2.1)
Balance, end of year	—	55.6	5.5
Total Equity	$5,450.4	$5,875.1	$2,909.2

	Number of Shares Issued
Common Stock:
Balance, beginning of year	244.2	605.3	604.5
Options exercised	1.7	9.6	0.1
Restricted stock grants, net of forfeitures	(0.1)	0.5	0.7
Performance share awards	—	0.4	—
Retirement of treasury stock (1)	—	(371.6)	—
Balance, end of year	245.8	244.2	605.3

	Number of Shares
Treasury Stock:
Balance, beginning of year	(14.1)	(365.8)	(307.9)
Purchase of treasury stock	—	(19.5)	(57.6)
Retirement of treasury stock (1)	—	371.6	—
Other	(0.3)	(0.4)	(0.3)
Balance, end of year	(14.4)	(14.1)	(365.8)
(1) Safeway retired 371.6 million shares in 2013. See Note L under the caption "Retirement of Treasury Stock."
(2) Fiscal 2013 primarily results from Blackhawk IPO.
(3) Safeway distributed its remaining shares of Blackhawk to Safeway stockholders in 2014. See Note B.
(4) Safeway completed the sale of CSL in 2013. See Note B.
See accompanying notes to consolidated financial statements.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A:  The Company and Significant Accounting Policies
The Company  Safeway Inc. (“Safeway” or the “Company”) is one of the largest food and drug retailers in the United States, with 1,326 stores as of year-end 2014. Safeway’s U.S. retail operations are located principally in California, Hawaii, Oregon, Washington, Alaska, Colorado, Arizona, Texas, and the Mid-Atlantic region. In support of its retail operations, the Company has an extensive network of distribution, manufacturing and food processing facilities. The Company also owns and operates GroceryWorks.com Operating Company, LLC, an online grocery channel, doing business under the names Safeway.com and Vons.com (collectively “Safeway.com”).
On January 30, 2015, Safeway was acquired by AB Acquisition LLC (“AB Acquisition”) pursuant to an Agreement and Plan of Merger (as amended on April 7, 2014 and on June 13, 2014, the “Merger Agreement”), with AB Acquisition LLC , Albertson’s Holdings LLC (“Albertsons Holdings”), a subsidiary of AB Acquisition, Albertson’s LLC (“Albertson’s LLC”), a subsidiary of Albertsons Holdings, and Saturn Acquisition Merger Sub, Inc. (“Merger Sub” and together with AB Acquisition, Albertsons Holdings and Albertson’s LLC, “Albertsons”), a subsidiary of Albertsons Holdings, in a transaction hereinafter referred to as the "Merger." See Note V to the consolidated financial statements for additional information. Unless otherwise noted, these consolidated financial statements and accompanying notes do not give effect to the Merger.
On December 23, 2014, Safeway and its wholly-owned real-estate development subsidiary, Property Development Centers, LLC (“PDC”), sold substantially all of the net assets of PDC to Terramar Retail Centers, LLC (“Terramar”). Due to leasing back certain properties, Safeway will have significant continuing involvement with a number of the properties subsequent to the sale of PDC. Therefore, the operating results are not reported in discontinued operations in the consolidated statements of income. See Note D to the consolidated financial statements for additional information.
Blackhawk Network Holdings, Inc. (“Blackhawk”) was a majority-owned subsidiary of Safeway until Safeway completed the distribution of 37.8 million shares of Blackhawk stock that it owned to its stockholders on April 14, 2014. The operating results of Blackhawk are reported as discontinued operations in the consolidated statements of income for all periods presented. See Note B to the consolidated financial statements for additional information.
During the fourth quarter of 2013, the Company exited the Chicago market, where it operated 72 Dominick's stores. The operating results of Dominick's are reported as discontinued operations in the consolidated statements of income for all periods presented. In addition, certain assets and liabilities associated with Dominick's are reported as assets and liabilities held for sale at December 28, 2013 and some Dominick's properties continued to be classified as held for sale at January 3, 2015. See Note B to the consolidated financial statements for additional information.
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
The Company also has a 49% ownership interest in Casa Ley, S.A. de C.V. (“Casa Ley”), which operates 206 food and general merchandise stores in Western Mexico. See Note V.
Basis of Presentation  The consolidated financial statements include Safeway Inc., a Delaware corporation, and all majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany transactions and balances have been

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Fiscal Year  The Company’s fiscal year ends on the Saturday nearest December 31. The last three fiscal years consist of the 53-week period ended January 3, 2015 (“fiscal 2014” or “2014”), the 52-week period ended December 28, 2013 (“fiscal 2013” or “2013”) and the 52-week period ended December 29, 2012 (“fiscal 2012” or “2012”).
Correction to Cash Flow Classification Subsequent to the issuance of the fiscal 2013 consolidated financial statements, the Company determined that the $57.4 million loss on foreign currency translation within the 2013 consolidated statement of cash flows was reflected as a reduction in net cash flow from operating activities, and should not have reduced operating cash flow for U.S. GAAP purposes. As a result, the 2013 presentation has been corrected to increase cash flows from operating activities - continuing operations by $57.4 million with an offset to the line item Effect of changes in exchange rates on cash. Safeway assessed the materiality of this adjustment on previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the correction was not material. This correction results in no other changes to the consolidated financial statements and had no effect on the change in cash or ending cash.
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
After the net asset sale of Canadian operations ("Sale of Canadian Operations"), the adjustments resulting from translation of retained assets and liabilities denominated in Canadian dollars are included in the statement of income as a foreign currency gain or loss. Foreign currency loss was $131.2 million in fiscal 2014 and $57.4 million in fiscal 2013. The Company made a reclassification on the 2013 consolidated statement of cash flows to correct the classification of the loss on foreign currency.
Revenue Recognition  Retail store sales are recognized at the point of sale. Sales tax is excluded from revenue. Internet sales are recognized when the merchandise is delivered to the customer. Discounts provided to customers in connection with loyalty cards are accounted for as a reduction of sales.
Safeway records a deferred revenue liability when it sells Safeway gift cards. Safeway records a sale when a customer redeems the gift card. Safeway gift cards do not expire. The Company reduces the liability and increases other revenue for the unused portion of gift cards (“breakage”) after two years, the period at which redemption is considered remote. Breakage amounts were $1.8 million, $1.9 million and $1.8 million in 2014, 2013 and 2012, respectively.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cost of Goods Sold  Cost of goods sold includes cost of inventory sold during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs of Safeway’s distribution network. All vendor allowances are recorded as a reduction of cost of goods when earned. Advertising and promotional expenses are also included as a component of cost of goods sold. Such costs are expensed in the period the advertisement occurs. Advertising and promotional expenses totaled $325.5 million in 2014, $371.6 million in 2013 and $415.9 million in 2012.
Cash and Equivalents  Cash and equivalents include short-term investments with original maturities of less than three months and credit and debit card sales transactions which settle within a few business days of year end.
There were no book overdrafts included in accounts payable at year-end 2014. At year-end 2013, book overdrafts of $84.5 million were included in accounts payable.
Receivables  Receivables include pharmacy and miscellaneous trade receivables.
Merchandise Inventories  Merchandise inventory of $1,755.3 million at year-end 2014 and $1,643.2 million at year-end 2013 is valued at the lower of cost on a last-in, first-out (“LIFO”) basis or market value.  Such LIFO inventory had a replacement or current cost of $1,808.4 million at year-end 2014 and $1,701.3 million at year-end 2013.  Liquidations of LIFO layers during the three years reported did not have a material effect on the results of operations.  The remaining inventory consists primarily of perishables, pharmacy and fuel inventory. Perishables are counted every four weeks and are carried at the last purchased cost or the last four-week average cost, which approximates first-in, first out ("FIFO") cost. Pharmacy and fuel inventories are carried at the last purchased cost, which approximates FIFO cost. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated inventory shrink adjustments for the period between the last physical inventory and each balance sheet date.
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
Company-Owned Life Insurance Policies Safeway has company-owned life insurance policies that have a cash surrender value. During 2013, Safeway borrowed against these policies. The Company has no current intention of repaying the loans prior to maturity or cancellation of the policies. Therefore, we offset the cash surrender value by the related loans. At January 3, 2015, the cash surrender value of the policies was $57.1 million, and the balance of the policy loans was $40.7 million, resulting in a net cash surrender value of $16.4 million. At December 28, 2013, the cash surrender value of the policies was $58.5 million, and the balance of the policy loans was $40.9 million, resulting in a net cash surrender value of $17.6 million.
Employee Benefit Plans  The Company recognizes in its consolidated balance sheet an asset for its employee benefit plan's overfunded status or a liability for underfunded status. The Company measures plan assets and obligations that determine the funded status as of fiscal year end. See Note N.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Self-Insurance  The Company is primarily self-insured for workers’ compensation, automobile and general liability costs. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported, and is discounted using a risk-free rate of interest. The present value of such claims was calculated using a discount rate of 1.50% in 2014, 1.75% in 2013 and 0.75% in 2012.
A summary of changes in Safeway’s self-insurance liability is as follows (in millions):

	2014	2013	2012
Beginning balance	$432.7	$480.1	$470.9
Expense, including the effect of discount rate	153.9	98.6	151.6
Claim payments	(151.2)	(137.2)	(142.5)
Disposal of discontinued operations	—	(8.8)	—
Currency translation	—	—	0.1
Reclass insurance recoveries to receivable	25.2	—	—
Ending balance	460.6	432.7	480.1
Less current portion	(113.3)	(108.6)	(137.4)
Long-term portion	$347.3	$324.1	$342.7
Beginning in 2014, the Company has recorded estimated insurance recoveries as a receivable, rather than netting the recoveries against the liability.
The current portion of the self-insurance liability is included in other accrued liabilities, and the long-term portion is included in accrued claims and other liabilities in the consolidated balance sheets. The total undiscounted liability, net of insurance receivables, was $477.4 million at year-end 2014 and $477.2 million at year-end 2013.
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Short-term investments. These investments are readily convertible to cash, and the carrying amount of these items approximates fair value.
Notes receivables. The Company's notes receivables, included in other assets, are comprised primarily of notes receivable resulting from the sale of real estate. The fair value of note receivables is estimated by discounting expected future cash flows using interest rates, adjusted for credit risk, at which similar loans could be made under current market conditions. The carrying value of notes receivables, which approximates fair value, was $108.0 million at January 3, 2015 and $101.0 million at December 28, 2013. Approximately $27.7 million of the notes receivables at January 3, 2015 were Safeway advances to Blackhawk. These advances funded Blackhawk's estimated tax payments on the distribution of Blackhawk shares which are explained in Note B under the caption "Blackhawk". With the closing of the Merger on January 30, 2015, Blackhawk is not required to repay these advances.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Accumulated Other Comprehensive Loss  Accumulated other comprehensive loss, net of applicable taxes, consisted of the following at year-end (in millions):

	2014	2013	2012
Translation adjustments	$(136.4)	$(139.0)	$399.0
Pension and post-retirement benefits adjustment to funded status	(588.0)	(403.0)	(737.8)
Recognition of pension and post-retirement benefits actuarial loss	304.1	272.5	265.5
Other	(1.4)	(1.6)	(0.5)
Total	$(421.7)	$(271.1)	$(73.8)
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note B:  Assets and Liabilities Held for Sale and Discontinued Operations
Assets and Liabilities Held for Sale In the fourth quarter of 2013, the Company announced its intention to exit the Chicago market, where it operated 72 Dominick's stores. During the fourth quarter of 2013, the Company sold or closed its Dominick's stores. Certain Dominick's properties were classified as held for sale at December 28, 2013, and some Dominick's properties continued to be classified as held for sale at January 3, 2015. Additionally, the Company had other real estate assets held for sale. Assets and liabilities held for sale at January 3, 2015 and December 28, 2013 were as follows (in millions):

	January 3, 2015	December 28, 2013
Assets held for sale:
Dominick's property, net, held for sale	$5.6	$136.7
Other United States real estate assets held for sale	33.9	7.2
Total assets held for sale	$39.5	$143.9

	January 3, 2015	December 28, 2013
Liabilities held for sale:
Dominick's
Deferred gain on property dispositions	$—	$9.0
Obligations under capital leases	—	5.2
Deferred rent	—	2.6
Other liabilities	—	1.4
Total liabilities held for sale (1)	$—	$18.2
(1) Included in Other Accrued Liabilities on the consolidated balance sheet.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Discontinued Operations The notes to the consolidated financial statements exclude discontinued operations, unless otherwise noted. Historical financial information for CSL, Dominick's and Blackhawk presented in the consolidated income statements has been reclassified to discontinued operations to conform to current-year presentation. The historical operating results of Genuardi's stores have not been reflected in discontinued operations because the historical financial operating results were not material to the Company's consolidated financial statements for all periods presented. Financial information for discontinued operations is shown below (in millions):

	2014	2013	2012
Sales and other revenue:
CSL (1)	$—	$5,447.9	$6,695.8
Dominick's	7.3	1,394.8	1,465.2
Blackhawk (1)	305.6	1,074.2	906.8
Total	$312.9	$7,916.9	$9,067.8

(Loss) income from discontinued operations, before income taxes:
CSL (1)	$—	$286.2	$442.3
Dominick's (2)	(186.8)	(92.0)	(50.4)
Blackhawk (1)	(4.4)	84.4	74.2
Total	$(191.2)	$278.6	$466.1

Gain (loss) on sale or disposal of operations, net of lease exit costs and transaction costs, before income taxes:
CSL (3)	$(6.8)	$4,783.1	$—
Dominick's (4)	140.9	(493.1)	—
Blackhawk	(5.9)	—	—
Genuardi's	—	—	52.4
Total	$128.2	$4,290.0	$52.4

Total (loss) income from discontinued operations, before income taxes	$(63.0)	$4,568.6	$518.5
Income taxes on discontinued operations	72.3	(1,263.5)	(169.6)
Income from discontinued operations, net of tax	$9.3	$3,305.1	$348.9
(1) For CSL, 2013 reflects 44 weeks of activity compared to 52 weeks in 2012. For Blackhawk, 2014 reflects 15 weeks of activity compared to 52 weeks in the prior years.
(2) 2014 includes charges of $159.4 million to increase the multiemployer pension withdrawal liability.
(3) In accordance with ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," the Company transferred the cumulative translation adjustment relating to Canadian operations from Accumulated Other Comprehensive Loss on the balance sheet to gain on the Sale of Canadian Operations.
(4) 2013 includes a charge of $310.8 million for the estimated multiemployer pension plan withdrawal liability.
Sale of Canadian Operations On November 3, 2013, Safeway completed the Sale of Canadian Operations to Sobeys for CAD5.8 billion (USD5.6 billion) in cash plus the assumption of certain liabilities.
Dominick's During the fourth quarter of 2013, Safeway sold or closed all Dominick's stores. Cash proceeds on the sale of these stores sold in fiscal 2013 were $72.2 million. Stores closed in 2013 but sold in fiscal 2014 had cash proceeds of $246.3 million. The sale of these stores resulted in a a pre-tax gain of $140.9 million in fiscal 2014 and a pre-tax loss of $493.1 million in fiscal 2013, which includes a charge of $310.8

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

million for the estimated multiemployer pension plan withdrawal liability. During fiscal 2014, the Company increased the estimated multiemployer pension plan withdrawal liability by $159.4 million, which is included in loss from discontinued operations in the following table. See Note O for a discussion and reconciliation of this withdrawal liability.
Blackhawk On March 24, 2014, Safeway's Board of Directors declared a special stock dividend to its stockholders of all of the 37.8 million shares of Class B common stock of Blackhawk owned by Safeway, representing approximately 94.2% of the total outstanding shares of Blackhawk's Class B common stock and approximately 72% of the total number of shares of Blackhawk common stock of all classes outstanding. On April 14, 2014, Safeway distributed the special stock dividend to all Safeway stockholders of record as of April 3, 2014 (the "Record Date"). The distribution took place in the form of a pro rata dividend of Blackhawk Class B common stock to each Safeway stockholder of record as of the Record Date.
With the completion of the Merger subsequent to year-end, Safeway’s distribution of Blackhawk shares is taxable. Based on Safeway’s preliminary estimates and after the application of $82 million in tax payments previously made in connection with Safeway's sale of shares in the initial public offering of Blackhawk's Class A common stock in April 2013, Safeway expects that the distribution of Blackhawk shares will result in an incremental tax liability of approximately $360 million, which Safeway is required to fund. In accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring and, therefore, has not recorded a liability for its obligation to fund Blackhawk’s tax obligation. During 2014, Safeway paid approximately $355 million of the incremental tax liability.
In addition, during 2014, Blackhawk made certain estimated tax payments to certain state tax jurisdictions. Safeway advanced approximately $27.7 million to Blackhawk to fund these estimated tax payments. Safeway recorded these advances as receivables on the condensed consolidated balance sheet because, in accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring. In the event the Merger did not occur, Blackhawk would have been required to repay these advances to Safeway.
Genuardi's In January 2012, Safeway announced the planned sale or closure of its Genuardi’s stores, located in the Eastern United States. These transactions were completed during 2012 with cash proceeds of $107.0 million and a pre-tax gain of $52.4 million ($31.9 million after tax).

Note C:  Blackhawk

Initial Public Offering of Blackhawk On April 24, 2013, Blackhawk, a former Safeway subsidiary, completed its initial public offering of 11.5 million shares of its Class A common stock at $23.00 per share on the NASDAQ Global Select Market, which included the exercise by the underwriters for the offering of an option to purchase 1.5 million shares of Class A common stock. The offering consisted solely of shares offered by existing stockholders, including Safeway.  As part of the IPO, Safeway sold 11.3 million shares of Class A common stock of Blackhawk for proceeds of $243.6 million ($238.0 million, net of professional service fees), reducing the Company's ownership from approximately 95% to approximately 73% of Blackhawk's total outstanding shares of common stock.  Safeway recorded these net proceeds as an increase to Additional Paid-In Capital and used these net proceeds to reduce debt. Additionally, the Company recorded a $76.5 million tax liability on the sale of these shares as a reduction to Additional Paid-In Capital and $5.8 million as an increase to tax expense. The taxes were paid in the fourth quarter of 2013. Additionally, Safeway incurred a $17.9 million deferred tax expense related to the retained shares in Blackhawk.

Distribution of Blackhawk Safeway owned 37.8 million shares, or approximately 72%, of Blackhawk, which the Company distributed to its stockholders on April 14, 2014. See Note B.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Acquisitions On November 29, 2013, Blackhawk acquired 100% of the outstanding common stock of Retailo, a German privately-held company which is a third-party gift card distribution network in Germany, Austria and Switzerland. Blackhawk acquired Retailo for total purchase consideration of $70.2 million. The following table summarizes the purchase price allocation which was based upon the estimated fair value of each asset and liability (in millions):

Settlement receivables	$18.1
Settlement payables	(14.8)
Other liabilities, net	(0.7)
Deferred income taxes, net	(7.4)
Identifiable technology and intangible assets	45.7
Noncontrolling interests	(6.9)
Goodwill (1)	36.2
Total consideration	$70.2

(1)	See Note D.
Noncontrolling interests result from third-party ownership interests in certain subsidiaries of Retailo.
On November 12, 2013, Blackhawk acquired substantially all of the net assets of InteliSpend from Maritz Holdings Inc., a privately-held company, for total purchase consideration of $97.5 million. InteliSpend delivers intelligent prepaid solutions for business needs: employee rewards, wellness, sales incentives, expense management and promotional programs. The following table summarizes the purchase price allocation which was based upon the estimated fair value of each asset and liability (in millions):

Cash and cash equivalents	$15.0
Trading securities	29.4
Accounts receivable	7.9
Cardholder liabilities	(31.4)
Customer deposits	(12.5)
Other tangible assets, net	(4.0)
Deferred taxes	(0.3)
Identifiable technology and intangible assets	39.2
Goodwill (1)	54.2
Total consideration	$97.5

(1)	See Note D.
Blackhawk sold the trading securities for cash on the day after closing, and this sale is presented as an inflow from investing activities in the accompanying consolidated statements of cash flows.

Note D:  Property Development Centers
On December 23, 2014, Safeway and its wholly owned real estate development subsidiary, PDC, sold substantially all of the net assets of PDC to Terramar. PDC’s assets were comprised of shopping centers that are completed or under development. Most of these centers included a grocery store that was leased back to Safeway. The sale was consummated pursuant to an Asset Purchase Agreement dated as of December 22, 2014 by and among Safeway, PDC and Terramar.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the gain on this transaction (in millions).

Total cash proceeds	$759.0
Less proceeds for development properties recorded as Other Notes Payable	(120.1)
Less cash paid for prorates	(1.7)
Total cash proceeds classified as investing activities	637.2
Net book value	(464.9)
Total gain on sale of PDC	172.3
Less gain deferred on sale leasebacks (1)	(150.3)
Gain on sale of PDC	$22.0

(1)
Current portion of $25.3 million is included in other accrued liabilities, and the long-term portion of $125.0 million is included in accrued claims and other liabilities in the consolidated balance sheet at year-end 2014.

Due to leasing back certain of these properties, Safeway has significant continuing involvement with a number of the properties subsequent to the sale. As a result, Safeway deferred the gain on the sale of those properties. Under GAAP, Safeway is still considered the owner of certain properties consisting primarily of the properties under development. Consequently, proceeds of $120.1 million received for those properties have been recorded as Other Notes Payable and classified as a cash inflow from financing activities.
Safeway undertook the sale of PDC in connection with the Merger. See Note V.

Note E: Goodwill
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

Companies are allowed perform the first step of the two-step impairment process by assessing qualitative factors to determine whether events or circumstances exist which lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of our reporting units with goodwill is greater than the book value and, therefore, that there is no goodwill impairment.

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimated fair value of each reporting unit is based on an average of the guideline company method and the discounted cash flow method. These methods are based on historical and forecasted amounts specific to each reporting unit and consider sales, gross profit, operating profit and cash flows and general economic and market conditions, as well as the impact of planned business and operational strategies. Safeway bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Measuring the fair value of reporting units would constitute a Level 3 measurement under the fair value hierarchy. See Note I for a discussion of levels.
Based upon the results of our 2014, 2013 and 2012 analyses, no impairment of goodwill was indicated in 2014, 2013 or 2012.
A summary of changes in Safeway’s goodwill is as follows (in millions):

	2014		2013
	U.S.	U.S.	Canada	Total
Balance – beginning of year:
Goodwill	$4,455.8	$4,364.9	$97.9	$4,462.8
Accumulated impairment charges	(3,991.3)	(3,991.3)	—	(3,991.3)
	464.5	373.6	97.9	471.5
Activity during the year:
Distribution of Blackhawk Stock (2)	(133.6)	—	—	—
Disposal of CSL goodwill (1)	—	—	(97.9)	(97.9)
Blackhawk acquisition of Retailo (2)	—	36.2	—	36.2
Blackhawk acquisition of InteliSpend (2)	—	54.2	—	54.2
Translation adjustments	—	0.5	—	0.5
	(133.6)	90.9	(97.9)	(7.0)
Balance – end of year:
Goodwill	4,322.2	4,455.8	—	4,455.8
Accumulated impairment charges	(3,991.3)	(3,991.3)	—	(3,991.3)
	$330.9	$464.5	$—	$464.5

(1)	See Note B.

(2)	See Note C.

Note F:  Store Lease Exit Costs and Impairment Charges
Impairment Write-Downs  Safeway recognized impairment charges on the write-down of long-lived assets of $56.1 million in 2014, $35.6 million in 2013 and $33.6 million in 2012. These charges are included as a component of operating and administrative expense.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Store Lease Exit Costs  The reserve for store lease exit costs includes the following activity for 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Beginning balance	$181.0	$76.5	$77.0
Provision for estimated net future cash flows of additional closed stores (1)	1.2	6.1	19.4
Provision for estimated net future cash flows of Dominick's closed stores (2)	—	113.6	—
Net cash flows, interest accretion, changes in estimates of net future cash flows (3)	(37.1)	(15.2)	(19.9)
Net cash flows, interest accretion, changes in estimates of net future cash flows for Dominick's disposed stores (4)	(15.9)	—	—
Ending balance	$129.2	$181.0	$76.5

(1)
Estimated net future cash flows represents future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations.

(2)	Estimated net future cash flows for Dominick's stores closed during the fourth quarter of 2013.

(3)	Net cash flows, interest accretion, changes in estimates of net future cash flows for all stores other than Dominick's stores disposed of in 2014.

(4)	Net cash flows, interest accretion, changes in estimates of net future cash flows for Dominick's stores disposed of in 2014.
Store lease exit costs are included as a component of operating and administrative expense, with the exception of Dominick's locations closed in the fourth quarter of 2013 which are included in the loss on disposal of operations. For all stores, the liability is included in accrued claims and other liabilities.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note G:  Financing
Notes and debentures were composed of the following at year end (in millions):

	2014	2013
Term credit agreement, unsecured	$—	$400.0
Mortgage notes payable, secured	4.7	46.8
5.625% Senior Notes due 2014, unsecured	—	250.0
3.40% Senior Notes due 2016, unsecured	80.0	400.0
6.35% Senior Notes due 2017, unsecured	100.0	500.0
5.00% Senior Notes due 2019, unsecured	500.0	500.0
3.95% Senior Notes due 2020, unsecured	500.0	500.0
4.75% Senior Notes due 2021, unsecured	400.0	400.0
7.45% Senior Debentures due 2027, unsecured	150.0	150.0
7.25% Senior Debentures due 2031, unsecured	600.0	600.0
Other notes payable, unsecured	141.4	21.4
	2,476.1	3,768.2
Less current maturities	(3.2)	(252.9)
Long-term portion	$2,472.9	$3,515.3
Commercial Paper During 2014, the average commercial paper borrowing was $28.5 million and had a weighted-average interest rate of 0.63%. During 2013, the average commercial paper borrowing was $43.9 million which had a weighted-average interest rate of 0.68%.
Bank Credit Agreement  At January 3, 2015, the Company had a $1,500.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks that was scheduled to terminate on June 1, 2015.  The Credit Agreement provided to Safeway (i) a four-year revolving domestic credit facility of up to $1,250.0 million for U.S. dollar advances and (ii) a $400.0 million subfacility of the domestic facility for issuance of standby and commercial letters of credit.  The Credit Agreement also provided for an increase in the credit facility commitments up to an additional $500.0 million, subject to the satisfaction of certain conditions. On June 30, 2014, the Company terminated a $250.0 million Canadian credit facility. The Credit Agreement contained various covenants that restricted, among other things and subject to certain exceptions, the ability of Safeway and its subsidiaries to incur certain liens, make certain asset sales, enter into certain mergers or amalgamations, engage in certain transactions with stockholders and affiliates and alter the character of its business from that conducted on the closing date.  The Credit Agreement also contained two financial maintenance covenants: (i) an interest coverage ratio that required Safeway not to permit the ratio of consolidated Adjusted EBITDA, as defined in the Credit Agreement, to consolidated interest expense to be less than 2.0:1.0, and (ii) a leverage ratio that required Safeway not to permit the ratio of consolidated total debt, less unrestricted cash in excess of $75.0 million, to consolidated Adjusted EBITDA, to exceed 3.5:1.0. As of January 3, 2015, the Company was in compliance with these covenant requirements. As of January 3, 2015, there were no borrowings, and letters of credit totaled $27.2 million under the Credit Agreement. Total unused borrowing capacity under the credit agreement was $1,472.8 million as of January 3, 2015.
U.S. borrowings under the credit agreement carried interest at one of the following rates selected by the Company: (1) the prime rate; (2) a rate based on rates at which Eurodollar deposits are offered to first-class banks by the lenders in the bank credit agreement plus a pricing margin based on the Company’s debt rating or interest coverage ratio (the “Pricing Margin”); or (3) rates quoted at the discretion of the lenders.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2014, the Company paid facility fees ranging from 0.15% to 0.225% on the total amount of the credit facility.
Issuances of Senior Unsecured Indebtedness  The Company did not issue any senior unsecured debt in 2014 or 2013.
Redemption of Notes
Fiscal 2014 In August 2014, Safeway paid $802.7 million to redeem $320.0 million of the 3.40% Senior Notes due 2016 and $400.0 million of the 6.35% Senior Notes due 2017. The $802.7 million included principal payments of $720.0 million, make-whole premiums of $80.2 million and accrued interest of $2.5 million. Unamortized deferred finance fees of $2.2 million were also expensed.
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

These transactions resulted in a loss on extinguishment of debt of $84.4 million in 2014, which consisted of $80.2 million in make-whole premiums on the Senior Notes, the write-off of $2.4 million of unamortized deferred finance fees and $1.8 million of third-party costs associated with the defeasance of the Lahaina mortgage.
Fiscal 2013 In the fourth quarter of 2013, the Company redeemed $500.0 million of 6.25% Senior Notes due March 15, 2014. This redemption resulted in a make-whole premium of $6.7 million, before tax.
In the fourth quarter of 2013, the Company deposited CAD304.5 million (USD292.2 million) in an account with the Trustee under the indenture governing the CAD300.0 million (USD287.9 million), 3.00% Second Series Notes due March 31, 2014. Safeway met the conditions for satisfaction and discharge of the Company's obligations under the indenture and, as a result, extinguished the CAD300.0 million (USD287.9 million) notes and CAD304.5 million (USD292.2 million) cash from the consolidated balance sheet.
These transactions resulted in a loss on extinguishment of debt of $10.1 million in 2013, which consisted of make-whole premiums of $6.7 million and prepaid interest of $3.4 million.
Mortgage Notes Payable  Mortgage notes payable at year-end 2014 have remaining terms ranging from less than four years to approximately seven years, had a weighted-average interest rate during 2014 of 8.10% and are secured by properties with a net book value of approximately $30.1 million.
Other Notes Payable  Other notes payable at year-end 2014 have remaining terms ranging from one year to 21 years and had a weighted average interest rate of 7.16% during 2014. At year-end 2014, Other Notes Payable includes $120.1 million of proceeds for PDC properties where Safeway is still considered the owner under GAAP. See Note D.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Annual Debt Maturities  As of year-end 2014, annual debt maturities (principal payments only) were as follows (in millions). Many of the notes payable include make-whole provisions:

2015	$3.2
2016	84.6
2017	105.0
2018	6.8
2019	505.1
Thereafter	1,771.4
$2,476.1
Letters of Credit  The Company had letters of credit of $27.8 million outstanding at year-end 2014, of which $27.2 million were issued under the credit agreement. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company pays commissions ranging from 1.00% to 1.28% on the face amount of the letters of credit.
Fair Value  At year-end 2014 and year-end 2013, the estimated fair value of debt, including current maturities, was $2,525.3 million and $3,949.7 million, respectively.
See Note V under the caption "Effect of Merger on Debt" for additional information.

Note H: Financial Instruments
Safeway manages interest rate risk through the strategic use of fixed- and variable-interest rate debt and, from time to time, interest rate swaps. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.  At year-end 2014, the Company had no interest rate swaps outstanding.
Note I:  Fair Value Measurements
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents assets and liabilities which are measured at fair value on a recurring basis at January 3, 2015 (in millions):

	Fair Value Measurements
Assets:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$1,884.0	$1,884.0	$—	$—
Commercial paper	124.2	—	124.2	—
Short-term investments (1)	24.4	16.8	7.6	—
Non-current investments (2)	46.5	—	46.5	—
Total	$2,079.1	$1,900.8	$178.3	$—
Liabilities:
Contingent consideration (3)	$2.6	$—	$—	$2.6
Total	$2.6	$—	$—	$2.6

(1)	Included in Prepaid Expenses and Other Current Assets on the balance sheet.

(2)	Included in Other Assets on the balance sheet.

(3)	Included in Other Accrued Liabilities and Accrued Claims and Other Liabilities on the balance sheet.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the year ended January 3, 2015 follows (in millions):

Contingent consideration
Balance, beginning of year	$2.9
Settlements	(0.3)
Balance, end of year	$2.6

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
In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. Fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows (including rental expense for leased properties, sublease rental income, common area maintenance costs and real estate taxes) and discounting them using a risk-adjusted rate of interest. Safeway estimates future cash flows based on its experience and knowledge of the market in which the store is located and may use real estate brokers. During fiscal 2014, long-lived assets with a carrying value of $117.0 million were written

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

down to their estimated fair value of $60.9 million, resulting in an impairment charge of $56.1 million. During fiscal 2013, long-lived assets with a carrying value of $63.5 million were written down to their estimated fair value of $27.9 million, resulting in an impairment charge of $35.6 million.

Note J: Lease Obligations
At year-end 2014, Safeway leased approximately 53% of its stores. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value.
As of year-end 2014, future minimum rental payments applicable to non-cancelable capital and operating leases with remaining terms in excess of one year were as follows (in millions):

	Capital leases	Operating leases
2015	$128.9	$450.7
2016	118.0	424.8
2017	98.5	380.3
2018	70.1	328.7
2019	59.7	279.4
Thereafter	259.7	1,878.5
Total minimum lease payments	734.9	$3,742.4
Less amounts representing interest	(211.1)
Present value of net minimum lease payments	523.8
Less current obligations	(94.7)
Long-term obligations	$429.1
Future minimum lease payments under non-cancelable capital and operating lease agreements have not been reduced by future minimum sublease rental income of $145.9 million.
Amortization expense for property under capital leases was $73.7 million in 2014, $46.1 million in 2013 and $26.3 million in 2012. Accumulated amortization of property under capital leases was $324.2 million at year-end 2014 and $251.9 million at year-end 2013.
The following schedule shows the composition of total rental expense for all operating leases (in millions):

	2014	2013	2012
Property leases:
Minimum rentals	$379.1	$365.5	$365.7
Contingent rentals (1)	8.8	7.3	7.7
Less rentals from subleases	(11.5)	(11.1)	(9.4)
	376.4	361.7	364.0
Equipment leases	11.8	20.4	20.4
	$388.2	$382.1	$384.4

(1)	In general, contingent rentals are based on individual store sales.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note K: Interest Expense
Interest expense consisted of the following (in millions):

	2014	2013	2012
Commercial paper	$0.2	$3.2	$6.0
Bank credit agreement	2.7	1.9	1.7
Term credit agreement	2.3	7.3	8.7
Mortgage notes payable	1.7	2.7	1.8
5.80% Senior Notes due 2012	—	—	29.1
Floating Rate Senior Notes due 2013	—	4.3	2.7
3.00% Second Series Notes due 2014	—	7.4	9.0
6.25% Senior Notes due 2014	—	29.9	31.3
5.625% Senior Notes due 2014	8.7	14.1	14.1
3.40% Senior Notes due 2016	9.4	13.6	13.6
6.35% Senior Notes due 2017	22.3	31.8	31.8
5.00% Senior Notes due 2019	25.0	25.0	25.0
3.95% Senior Notes due 2020	19.7	19.7	19.7
4.75% Senior Notes due 2021	19.0	19.0	19.0
7.45% Senior Debentures due 2027	11.2	11.2	11.2
7.25% Senior Debentures due 2031	43.5	43.5	43.5
Other notes payable	1.6	1.8	1.7
Obligations under capital leases	33.8	38.0	39.7
Amortization of deferred finance costs	4.0	7.4	6.9
Interest rate swap agreements	—	—	(5.0)
Capitalized interest	(6.2)	(8.8)	(10.9)
	$198.9	$273.0	$300.6

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note L:  Capital Stock
Shares Authorized and Issued  Authorized preferred stock consists of 25.0 million shares, of which none were outstanding during 2014, 2013 or 2012. Authorized common stock consists of 1.5 billion shares at $0.01 par value per share. Common stock outstanding at year-end 2014 was 231.4 million shares (net of 14.4 million shares of treasury stock) and 230.1 million shares at year-end 2013 (net of 14.1 million shares of treasury stock).
Shares Repurchased  The Company did not repurchase any common stock during 2014 under its stock repurchase program. Safeway repurchased 19.5 million shares at an average cost of $33.93 and a total cost of $663.7 million (including commissions) during 2013 and 57.6 million shares at an average cost of $21.51 and a total cost of $1,240.3 million (including commissions) during 2012.
Retirement of Treasury Stock In 2014, the Company did not retire any shares of its repurchased common stock. In 2013, the Company retired 371.6 million shares of its repurchased common stock. The par value of the repurchased shares was charged to common stock, with the excess purchase price over par value allocated between paid-in capital and retained earnings. In 2012, the Company did not retire any shares of its repurchased common stock.
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
1999 Amended and Restated Equity Participation Plan  Under the 1999 Amended and Restated Equity Participation Plan (the “1999 Plan”), options generally vest over four, five or seven years. Although the 1999 Plan remains in full force and effect, there will be no more grants under this plan. Vested options are exercisable in part or in full at any time prior to the expiration date of six to 10 years from the date of the grant. Shares issued as a result of stock option exercises will be funded with the issuance of new shares. The 2007 Equity and Incentive Award Plan (the “2007 Plan”) and the 2011 Equity and Incentive Award Plan (the "2011 Plan"), discussed below, succeed the 1999 Plan. See Note V for additional information.
2007 Equity and Incentive Award Plan  In May 2007, the stockholders of Safeway approved the 2007 Plan. Under the 2007 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. Options to purchase 8.1 million shares were available for grant at January 3, 2015 under this plan. Shares issued as a result of the 2007 Plan may be treasury shares, authorized but unissued shares or shares purchased in the open market. See Note V for additional information.
2011 Equity and Incentive Award Plan In May 2011, the stockholders of Safeway approved the 2011 Plan. Under the 2011 Plan, Safeway may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof to participants other than Safeway's Chief Executive Officer. Safeway may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date. At January 3, 2015, 6.0 million shares of common stock were available for issuance under this plan. Shares issued as a result of the 2011 Plan may be treasury shares, authorized but unissued shares or shares purchased in the open market. See Note V for additional information.
Restricted Stock Awards and Restricted Stock Units The Company awarded 748,611 shares, 747,708 shares and 695,816 shares of restricted stock in 2014, 2013 and 2012, respectively, to certain officers and key employees. These shares vested over a period of between three to five years and were subject to certain transfer restrictions and forfeiture prior to vesting. Deferred stock compensation, representing the fair value of the stock at the measurement date of the award, is amortized to compensation expense over the vesting period. The amortization of restricted stock resulted in compensation expense for continuing operations of $25.5 million in 2014, $15.8 million in 2013 and $13.1 million in 2012. See Note V for additional information.
Performance Share Awards In 2014, 2013 and 2012, Safeway granted performance share awards to certain executives. These performance share awards, covering a target of approximately 2.7 million shares, vested over three years. The 2014 performance share awards were subject to the achievement of specified levels of revenue growth and return on invested capital, as modified based on the Company's total stockholder return. The 2013 and 2012 performance share awards were subject to the achievement of earnings per share goals determined on a compound annual growth rate basis relative to the S&P 500. Safeway recorded expense of $3.5 million in 2014 related to the 2014 awards. The Company recorded expense of $14.9 million in 2013 and $9.8 million in 2012 related to the 2013 and 2012 awards based on the then expected achievement of the performance targets. In the second quarter of 2014, the Company determined that it no longer believed that achievement of the performance targets related to the 2013 and 2012 awards was probable. Accordingly, in the second quarter of 2014, the Company reversed $18.8 million of previously recorded expense on unvested performance shares.
Pursuant to the terms of the Merger Agreement, all of the performance shares vested upon closing of the Merger. However, in accordance with generally accepted accounting principles, Safeway did not consider the probability of the Merger occurring in recording stock-based compensation expense.
On January 30, 2015, subsequent to the fiscal 2014 year end and in connection with the Merger, all outstanding stock option awards, performance shares, restricted stock units and restricted stock awards issued pursuant to various stockholder-approved plans and a stockholder-authorized employee stock purchase plan were automatically canceled in exchange for the right to receive certain cash consideration.
 Activity in the Company’s stock option plans for the year ended January 3, 2015 was as follows:

	Options	Weighted- average exercise price	Aggregate intrinsic value (in millions)
Outstanding, beginning of year	7,728,655	$21.85	$82.3
2014 Activity:
Granted	773,347	38.02
Canceled	(433,808)	22.29
Exercised	(1,913,866)	18.42
Outstanding, end of year	6,154,328	$19.95	$93.4
Exercisable, end of year (1)	2,869,781	$17.31	$51.1
Vested and expected to vest, end of year (2)	5,215,892	$19.38	$82.2

(1)	The remaining weighted-average contractual life of these options is 5.3 years.

(2)	The remaining weighted-average contractual life of these options is 6.6 years.

Weighted-average fair value of options granted during the year:
2012	$4.50
2013	6.67
2014	8.13
The total intrinsic value of options exercised was $30.7 million in 2014, $47.0 million in 2013 and $0.7 million in 2012. As of year-end 2014, there was $25.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Additional Stock Plan Information  Safeway accounts for stock-based employee compensation in accordance with generally accepted accounting principles for stock compensation. The Company determines fair value of such awards using the Black-Scholes option pricing model. The following weighted-average assumptions used, by year, to value Safeway’s grants are as follows:

	2014	2013			2012
Expected life (in years)	6.25	6.25	–	6.5	6.25	–	6.5
Expected stock volatility	27.9%	31.6%	–	33.0%	30.6%	–	33.9%
Risk-free interest rate	2.0%	1.1%	–	2.1%	0.9%	–	1.3%
Expected dividend yield during the expected term	2.8%	3.5%	–	4.0%	2.8%	–	3.7%
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
The following table summarizes information about unvested Safeway restricted stock as of January 3, 2015:

	Awards	Weighted- average grant date fair value
Unvested, beginning of year	2,232,263	$22.45
Granted	748,611	36.84
Vested	(761,233)	23.11
Canceled	(137,311)	25.63
Unvested, end of year	2,082,330	$27.12
At the date of vest, the fair value of restricted stock awards vested during the year was $28.7 million in 2014, $16.4 million in 2013 and $14.2 million in 2012. At January 3, 2015, there was $52.9 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.7 years.
Total share-based compensation expenses for continuing operations recognized as a component of operating and administrative expense is as follows (in millions):

	2014	2013	2012
Share-based compensation expense	$24.7	$50.4	$48.4
Income tax benefit	(9.7)	(19.6)	(18.7)
Share-based compensation expense recognized in earnings, net of tax	$15.0	$30.8	$29.7

Note M:  Taxes on Income
The components of income before income tax expense are as follows (in millions):

	2014	2013	2012
Domestic	$159.5	$258.3	$370.7
Foreign	5.5	(6.7)	(8.5)
	$165.0	$251.6	$362.2
The components of income tax expense are as follows (in millions):

	2014	2013	2012
Current:
Federal	$(33.9)	$301.7	$146.9
State	4.2	11.8	5.1
Foreign	1.9	(2.4)	(2.9)
	(27.8)	311.1	149.1
Deferred:
Federal	78.5	(273.9)	(35.4)
State	11.2	(2.7)	(0.7)
Foreign	(0.1)	—	—
	89.6	(276.6)	(36.1)
	$61.8	$34.5	$113.0
Reconciliation of the provision for income taxes at the U.S. federal statutory income tax rate to the Company’s income taxes is as follows (dollars in millions):

	2014	2013	2012
Statutory rate	35%	35%	35%
Income tax expense using federal statutory rate	$57.8	$88.1	$126.8
State taxes on income net of federal benefit	9.9	5.9	2.9
Charitable donations of inventory	(9.2)	(9.6)	(4.3)
Federal tax credits	(4.0)	(11.2)	(2.2)
Reversal of deferred tax liability on life insurance	—	(17.2)	—
Equity earnings of foreign affiliate	3.6	(13.3)	(8.4)
Other	3.7	(8.2)	(1.8)
	$61.8	$34.5	$113.0

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax asset at year end are as follows (in millions):

	2014	2013
Deferred tax assets:
Pension liability	$391.4	$279.8
Workers’ compensation and other claims	184.3	152.0
Employee benefits	165.1	155.7
Accrued claims and other liabilities	90.4	92.4
Reserves not currently deductible	77.3	63.8
Federal deduction of state taxes	3.5	51.2
State tax credit carryforwards	21.7	21.3
Operating loss carryforwards	—	8.8
Other assets	45.6	9.5
	$979.3	$834.5

	2014	2013
Deferred tax liabilities:
Property	$(546.8)	$(430.0)
Inventory	(311.7)	(273.3)
Investment in Blackhawk	—	(17.9)
Investments in foreign operations	(10.9)	(6.5)
	(869.4)	(727.7)
Net deferred tax asset	$109.9	$106.8
Deferred tax assets and liabilities are reported in the balance sheet as follows (in millions):

	2014	2013
Current deferred tax assets (1)	$—	$51.8
Noncurrent deferred tax assets (2)	139.3	55.0
Current deferred tax liability	(29.4)	—
Noncurrent deferred tax liability	—	—
Net deferred tax asset	$109.9	$106.8
(1) Included in Prepaid Expenses and Other Current Assets.
(2) Included in Other Assets.
At January 3, 2015, the Company had state tax credit carryforwards of $34.6 million which expire in 2023.
At year-end 2014, no deferred tax liability has been recognized for the $180.0 million of unremitted foreign earnings because the Company intends to utilize those earnings in the foreign operations for an indefinite

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

period of time. If Safeway did not consider these earnings to be indefinitely reinvested, the deferred tax liability would have been in the range of $50 million to $80 million at year-end 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2014	2013	2012
Balance at beginning of year	$137.5	$119.4	$161.3
Additions based on tax positions related to the current year	12.8	75.6	2.7
Reduction for tax positions of current year	—	(4.9)	—
Additions for tax positions of prior years	112.6	0.2	2.2
Reductions for tax positions of prior years	—	(47.1)	(46.9)
Foreign currency translation	—	(0.3)	0.1
Expiration of statute of limitations	—	(1.3)	—
Settlements	(0.2)	(4.1)	—
Balance at end of year	$262.7	$137.5	$119.4
As of January 3, 2015, December 28, 2013 and December 29, 2012, the balance of unrecognized tax benefits included tax positions of $132.8 million (net of tax), $60.1 million (net of tax) and $42.9 million (net of tax), respectively, that would reduce the Company’s effective income tax rate if recognized in future periods.The $132.8 million of tax positions as of January 3, 2015 include $125.1 million of tax positions related to discontinued operations and $7.7 million of tax positions related to continuing operations.
Continuing operations income tax expense in 2014, 2013 and 2012 included expense of $0.3 million (net of tax), benefit of $5.9 million (net of tax) and benefit of $5.6 million (net of tax), respectively, related to interest and penalties. As of January 3, 2015 and December 28, 2013, the Company’s accrual for net interest and penalties were receivables of $0.2 million and $5.2 million, respectively.
The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which are Canada and certain of its provinces. The Company expects that it will no longer be subject to federal income tax examinations for fiscal years before 2007, and is no longer subject to state and local income tax examinations for fiscal years before 2007. With limited exceptions, including proposed deficiencies which the Company is protesting, Safeway’s Canadian affiliates are no longer subject to examination by Canada and certain of its provinces for fiscal years before 2006.

The Company does not anticipate that total unrecognized tax benefits will change significantly in the next 12 months.

Note N:  Employee Benefit Plans
Pension Plans  The Company maintains defined benefit, non-contributory retirement plans for substantially all of its employees not participating in multiemployer pension plans. Safeway recognizes the funded status of its retirement plans on its consolidated balance sheet.
Other Post-Retirement Benefits  In addition to the Company’s pension plans, the Company sponsors plans that provide post-retirement medical and life insurance benefits to certain employees. Retirees share a portion of the cost of the post-retirement medical plans. Safeway pays all the costs of the life insurance plans. The Company also sponsors a Retirement Restoration Plan that provides death benefits and supplemental income payments for senior executives after retirement. All of these Other Post-Retirement Benefit Plans are unfunded.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Canadian Pension and Other Post-Retirement Plans  Sobeys assumed Safeway's Canadian pension and post-retirement plan obligations as part of the overall purchase of Safeway's Canadian operations in November 2013. Accordingly, the activity in these plans is not included in this footnote unless otherwise noted.
Beginning in 2013, the Company maintains a defined contribution plan for Safeway’s continuing employees in Canada. The plan provides an annual retirement benefit into a fund that is managed by the employee. Plan contributions are based on the employees age, earnings and years of participation in the plan.  The Company make also make discretionary contributions.  Contributions to the defined contribution plan totaled $0.8 million in 2014 and $0.1 million in 2013.
The following table provides a reconciliation of the changes in the retirement plans’ benefit obligation and fair value of assets over the two-year period ended January 3, 2015 and a statement of the funded status as of year-end 2014 and year-end 2013 (in millions):

	Pension		Other Post-Retirement Benefits
	2014	2013	2014	2013
Change in projected benefit obligation:
Beginning balance	$2,023.4	$2,635.4	$79.5	$135.0
Service cost	42.5	42.0	0.9	0.7
Interest cost	96.4	85.4	3.4	3.2
Plan amendments	0.2	0.2		—
Actuarial loss (gain)	254.0	(56.3)	12.4	(5.0)
Plan participant contributions	—	—	0.9	1.0
Benefit payments	(172.5)	(133.3)	(7.3)	(7.2)
Change in projected benefit obligation related to CSL	—	(39.5)	—	1.3
Disposal of CSL	—	(510.5)	—	(49.5)
Ending balance	$2,244.0	$2,023.4	$89.8	$79.5
Change in fair value of plan assets:
Beginning balance	$1,644.2	$1,845.7	$—	$—
Actual return on plan assets	82.6	268.6	—	—
Employer contributions	6.9	50.1	6.4	6.2
Plan participant contributions	—	—	0.9	1.0
Benefit payments	(172.5)	(133.3)	(7.3)	(7.2)
Change in fair value of plan assets related to CSL	—	32.8	—	—
Disposal of CSL	—	(419.7)	—	—
Ending balance	$1,561.2	$1,644.2	$—	$—
Components of net amount recognized in financial position:
Other accrued liabilities (current liability)	$(1.1)	$(1.1)	$(6.4)	$(6.2)
Pension and post-retirement benefit obligations (non-current liability)	(681.7)	(378.1)	(83.4)	(73.3)
Funded status	$(682.8)	$(379.2)	$(89.8)	$(79.5)

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income consist of the following (in millions):

	Pension		Other Post-Retirement Benefits
	2014	2013	2014	2013
Net actuarial loss	$611.8	$365.0	$22.9	$10.6
Prior service cost (credit)	4.8	14.3	(1.0)	(1.1)
	$616.6	$379.3	$21.9	$9.5
Information for Safeway’s pension plans, all of which have an accumulated benefit obligation in excess of plan assets as of year-end 2014 and 2013, is shown below (in millions):

	2014	2013
Projected benefit obligation	$2,244.0	$2,023.4
Accumulated benefit obligation	2,179.6	1,978.3
Fair value of plan assets	1,561.2	1,644.2
The following tables provide the components of net expense for the retirement plans and other changes in plan assets and benefit obligations recognized in other comprehensive income (in millions):

	Pension			Other Post-Retirement Benefits
Components of net expense:	2014	2013	2012	2014	2013	2012
Estimated return on plan assets	$(119.3)	$(107.9)	$(101.0)	$—	$—	$—
Service cost	42.5	42.0	40.3	0.9	0.7	0.6
Interest cost	96.4	85.4	91.8	3.4	3.2	3.6
Settlement loss	—	—	5.9	—	—	—
Curtailment loss	—	—	1.8	—	—	—
Amortization of prior service cost (credit)	9.7	12.8	15.3	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	42.3	77.8	70.3	0.4	0.9	0.5
Net expense	$71.6	$110.1	$124.4	$4.6	$4.7	$4.6

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$290.6	$(216.9)	$97.8	$12.7	$(5.0)	$6.6
Recognition of net actuarial loss	(42.3)	(77.8)	(76.3)	(0.4)	(0.9)	(0.5)
Prior service credit	0.2	0.2	0.5	—	—	—
Recognition of prior service (cost) credit	(9.7)	(12.8)	(17.0)	0.1	0.1	0.1
Changes relating to discontinued operations	—	(55.5)	9.0	—	(3.0)	(5.0)
Total recognized in other comprehensive income	238.8	(362.8)	14.0	12.4	(8.8)	1.2
Total net expense and changes in plan assets and benefit obligations recognized in comprehensive income	$310.4	$(252.7)	$138.4	$17.0	$(4.1)	$5.8
Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses are amortized over the average remaining service life of active

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

participants when the accumulation of such gains and losses exceeds 10% of the greater of the projected benefit obligation and the fair value of plan assets. The Company uses its fiscal year-end date as the measurement date for its plans.
The actuarial assumptions used to determine year-end projected benefit obligations for pension plans were as follows:

	2014	2013	2012
Discount rate:
United States plans	4.00%	4.90%	4.20%
Canadian plans	NA	NA	4.00%
Combined weighted-average rate	NA	NA	4.16%
Rate of compensation increase:
United States plans	3.00%	3.00%	3.00%
Canadian plans	NA	NA	2.75%
The actuarial assumptions used to determine net periodic benefit costs for pension plans were as follows:

	2014	2013	2012
Discount rate	4.90%	4.20%	4.94%
Expected return on plan assets:	7.50%	7.50%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%
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

		Plan assets
Asset category	Target	2014	2013
Equity	65%	65.8%	66.4%
Fixed income	35%	32.9%	31.9%
Cash and other	—	1.3%	1.7%
Total	100%	100.0%	100.0%

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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of Safeway’s pension plan assets at January 3, 2015, excluding pending transactions of $41.5 million, by asset category are as follows (in millions):

	Fair Value Measurements
Asset category:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents (1)	$9.6	$1.3	$8.3	$—
Short-term investment collective trust (2)	47.5	—	47.5	—
Common and preferred stock: (3)
Domestic common and preferred stock	293.6	293.5	0.1	—
International common stock	34.6	34.6	—	—
Common collective trust funds (2)	523.6	—	523.6	—
Corporate bonds (4)	121.3	—	120.6	0.7
Mortgage- and other asset-backed securities(5)	63.4	—	63.4	—
Mutual funds (6)	183.2	34.2	149.0	—
U.S. government securities (7)	263.8	—	263.7	0.1
Other securities (8)	62.8	0.7	37.6	24.5
Total	$1,603.4	$364.3	$1,213.8	$25.3

(1)	The carrying value of these items approximates fair value.

(2)	These investments are valued based on the Net Asset Value (“NAV”) of the underlying investments and are provided by the fund issuers.

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

Also included in Other Securities are exchange-traded derivatives that are valued based on quoted prices in an active market for identical derivatives; assets and liabilities. Non-exchange-traded derivatives are valued using industry valuation models, which maximize observable inputs, such as interest-rate yield curve data, foreign exchange rates and applicable spot and forward rates.
See Note I for a discussion of levels.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances for Level 3 assets for the year ended January 3, 2015 follows (in millions):

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Total	Corporate bonds	U.S. government securities	Other securities
Balance, beginning of year	$7.9	$—	$0.1	$7.8
Purchases, sales, settlements, net	19.7	0.7	—	19.0
Unrealized gains	(2.3)	—	—	(2.3)
Balance, end of year	$25.3	$0.7	$0.1	$24.5

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

Valuation techniques are described earlier in this note. See Note I for a discussion of levels.
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
Contributions   Cash contributions are expected to increase to approximately $268 million in 2015, primarily due to the settlement with the Pension Benefit Guaranty Corporation.
Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in millions):

	Pension benefits	Other benefits
2015	$140.3	$6.8
2016	140.4	6.7
2017	141.5	6.6
2018	141.8	6.5
2019	142.4	6.4
2020 – 2024	709.8	23.3

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note O:  Multiemployer Benefit Plans
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

The Company made and charged to expense contributions of $277.1 million in 2014, $259.2 million in 2013 and $248.7 million in 2012 to these plans for continuing operations.
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

The Company's loss estimate is in accordance with ASC 450, "Contingencies." The following is a rollforward of the estimated multiemployer pension withdrawal liability (in millions):

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Balance at year-end 2013	$310.8
Accrued interest	13.7
Adjustment for changes in interest rates	121.1
Adjustments to loss estimates based on demand letters	38.3
Installment payments	(9.5)
Balance at year-end 2014	$474.4

Accrued interest expense and adjustments to the estimated liability are recorded in discontinued operations. The $455.0 million long-term portion of the estimated liability is included in Accrued Claims and Other Liabilities, and the $19.4 million current portion is included in Other Accrued Liabilities in the condensed consolidated balance sheet.

Pending review of the demand letters received, receipt of a final demand letter, or any negotiated lump sum settlements, the final amount of the withdrawal liability may be greater than or less than the amount recorded, and this difference could be significant. The Company currently estimates the range of potential withdrawal liability to be between $475 million and $607 million.
All information related to multiemployer pension expense or multiemployer post-retirement benefit obligations herein exclude Canada and Dominick’s for all purposes unless otherwise stated.
Safeway's participation in these plans for the annual period ended January 3, 2015 is outlined in the following tables. All information in the tables is as of January 3, 2015, December 28, 2013 and December 29, 2012 in the columns labeled 2014, 2013 and 2012, respectively, unless otherwise stated. The “EIN-PN” column provides the Employer Identification Number ("EIN") and the Plan Number ("PN"), if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2014 and 2013 is for the plan's year ending at December 31, 2014, and December 31, 2013, respectively. The zone status is based on information that Safeway received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.”  The “FIP/RP status pending/implemented” column indicates plans for which a funding improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort.

Other than the sale of Safeway's Canadian operations and Dominick’s, there have been no significant changes that affect the comparability of 2014, 2013, and 2012 contributions.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following two tables contain information about Safeway's U.S. multiemployer pension plans.

	EIN - PN	Pension Protection Act zone status		Safeway 5% of total plan contributions		FIP/RP status pending/implemented

Pension fund		2014	2013	2013	2012
UFCW-Northern California Employers Joint Pension Trust Fund	946313554 - 001	Red	Red	Yes	Yes	Implemented
Western Conference of Teamsters Pension Plan	916145047 - 001	Green	Green	No	No	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	951939092 - 001	Red 3/31/2015	Red 3/31/2014	Yes 3/31/2014	Yes 3/31/2013	Implemented
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	526128473 - 001	Red	Red	Yes	Yes	Implemented
Sound Retirement Trust (formerly Retail Clerks Pension Trust) (3)	916069306 - 001	Red 9/30/2014	Red 9/30/2013	Yes 9/30/2013	Yes 9/30/2012	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	526118572 - 001	Red	Red	Yes	Yes	Implemented
Rocky Mountain UFCW Unions & Employers Pension Plan	846045986 - 001	Green	Green	Yes	Yes	No
Desert States Employers & UFCW Unions Pension Plan	846277982 - 001	Green	Green	Yes	Yes	No
Mid-Atlantic UFCW and Participating Employers Pension Fund (4)	461000515 - 001	NA	NA	Yes	NA	NA
Denver Area Meat Cutters and Employers Pension Plan	846097461 - 001	Green	Green	Yes	Yes	No
Oregon Retail Employees Pension Trust	936074377 - 001	Green	Red	Yes	Yes	No
Alaska United Food and Commercial Workers Pension Trust	916123694 - 001	Red	Red	Yes	Yes	Implemented
Safeway Multiple Employer Retirement Plan (5)	943019135 - 005	80%+	80%+	No 12/30/2013	No 12/30/2012	NA
Retail Food Employers and UFCW Local 711 Pension Trust Fund	516031512 - 001	Red	Red	Yes	Yes	Implemented
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	366052390 - 001	Green 1/31/2015	Green 1/31/2014	No 1/31/2014	No 1/31/2013	No
Alaska Teamster-Employer Pension Plan	926003463 - 024	Red 6/30/2015	Red 6/30/2014	No 6/30/2013	No 6/30/2012	Implemented

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2014	2013	2012				Count	Expiration	% head-count (2)
UFCW-Northern California Employers Joint Pension Trust Fund	$83.3	$77.4	$72.9	No	8/3/2013 to 7/23/2016	20	14	10/11/2014	93%
Western Conference of Teamsters Pension Plan	$47.0	$45.7	$43.9	No	9/20/2014 to 10/6/2018	45	1	10/1/2016	28%
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan	$46.7	$42.1	$39.3	No	3/6/2016 to 5/8/2016	14	12	3/6/2016	99%
Food Employers Labor Relations Association and United Food and Commercial Workers Pension Fund	$18.9	$19.5	$23.5	No	10/29/2016 to 2/25/2017	7	4	10/29/2016	97%
Sound Retirement Trust (formerly Retail Clerks Pension Trust) (3)	$16.6	$15.4	$14.2	No	1/10/2015 to 9/20/2017	51	3	5/7/2016	50%
Bakery and Confectionery Union and Industry International Pension Fund	$14.2	$13.3	$12.4	Yes	11/7/2011 to 9/17/2017	39	5	4/8/2017	38%
Rocky Mountain UFCW Unions & Employers Pension Plan	$10.9	$11.4	$11.3	No	9/12/2015 to 8/27/2016	44	8	9/12/2015	53%
Desert States Employers & UFCW Unions Pension Plan	$9.1	$9.5	$10.5	No	10/29/2016 to 11/3/2018	4	2	10/29/2016	97%
Mid-Atlantic UFCW and Participating Employers Pension Fund (4)	$4.9	$5.0	NA	NA	10/29/2016 to 2/25/2017	7	4	10/29/2016	97%
Denver Area Meat Cutters and Employers Pension Plan	$4.7	$5.0	$5.0	No	9/12/2015 to 7/23/2016	42	8	9/12/2015	52%
Oregon Retail Employees Pension Trust	$4.7	$4.5	$4.2	No	7/25/2015 to 1/21/2017	34	4	7/25/2015	42%
Alaska United Food and Commercial Workers Pension Trust	$2.1	$2.0	$1.9	No	5/31/2015 to 2/11/2017	10	1	5/31/2015	48%
Safeway Multiple Employer Retirement Plan (5)	$1.8	$1.9	$2.4	NA	NA	NA	NA	NA	NA
Retail Food Employers and UFCW Local 711 Pension Trust Fund	$1.7	$1.6	$1.5	No	5/19/2013 to 3/1/2015	3	2	3/1/2015	98%

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Contributions of Safeway (in millions)			Surcharge imposed (1)	Expiration date of collective bargaining agreements	Total collective bargaining agreements	Most significant collective bargaining agreement(s)
Pension fund	2014	2013	2012				Count	Expiration	% head-count (2)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	$1.5	$1.5	$1.5	No	6/4/2016 to 6/15/2019	6	2	4/15/2018	45%
Alaska Teamster-Employer Pension Plan	$1.0	$1.0	$1.0	No	3/10/2018 to 10/6/2018	3	2	3/10/2018	85%
Other funds	$8.0	$2.4	$3.2
Total Safeway contributions to U.S. multiemployer pension plans	$277.1	$259.2	$248.7
NA = not applicable.

(1)	PPA surcharges are 5% or 10% of eligible contributions and may not apply to all collective bargaining agreements or total contributions made to each plan.

(2)	Employees on which Safeway may contribute under these most significant collective bargaining agreements as a percent of all employees on which Safeway may contribute to the respective fund.

(3)	Sound Retirement Trust information includes former Washington Meat Industry Pension Trust due to merger into Sound Retirement Trust effective June 30, 2014.

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

(5)
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

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2014. Additionally, for the plan year ending March 31, 2012, Safeway contributed more than 5% of the total contributions to the Southern California United Food and Commercial Workers Union and Food Employers Joint Pension Plan.

Multiemployer post-retirement benefit plans other than pensions Safeway contributes to a number of multiemployer post-retirement benefit plans other than pensions under the terms of its collective bargaining agreements that cover union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health and other ancillary benefits to active employees and retirees as determined by the trustees of each plan. These benefits are not vested. A significant portion of Safeway contributions benefit active employees and, as such, may not constitute contributions to a post-retirement benefit plan. Safeway is unable to separate all contribution amounts paid to benefit active participants in order to separately report contributions paid to provide post-retirement benefits for retirees.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is estimated that Safeway may have contributed as much as $312.4 million in 2014,  $302.0 million in 2013 and as much as $473.3 million in 2012 to fund health and welfare plans for multiemployer post-retirement plans other than pension. Actual funding of post-retirement benefit plans other than pensions is likely much lower as this amount continues to include contributions which benefit active employees.

Note P:  Investment in Unconsolidated Affiliates
At year-end 2014, 2013 and 2012, Safeway’s investment in unconsolidated affiliates includes a 49% ownership interest in Casa Ley, which operated 206 food and general merchandise stores in Western Mexico at year-end 2014. See Note V.
Equity in earnings from Safeway’s unconsolidated affiliates, which is included in other income, was income of $16.2 million in 2014, $17.6 million in 2013 and $17.5 million in 2012.
Note Q:  Commitments and Contingencies
Legal Matters  Certain holders of Safeway common stock have sought appraisal rights under Section 262 of the Delaware General Corporation Law, requesting a determination that the per share merger consideration payable in the Merger does not represent fair value for their shares. On February 19, 2015, a petition for appraisal was filed in Delaware Chancery Court entitled Third Motion Equities Master Fund Ltd v. Safeway Inc., by a stockholder claiming to hold 563,000 shares. On February 25, 2015, a petition for appraisal was filed in Delaware Chancery Court entitled Merion Capital LP and Merion Capital II LP v. Safeway Inc., by stockholders claiming to hold approximately 10.5 million shares. The deadline for filing petitions has not yet expired. If these plaintiffs are successful in any appraisal proceeding, they could be entitled to more for their stock than the per share merger consideration payable in the Merger.
On August 18, 2001, a group of truck drivers from the Company’s Tracy, CA distribution center filed an action in California Superior Court, San Joaquin County entitled Cicairos, et al. v. Summit Logistics, alleging that Summit Logistics, the entity with whom Safeway contracted to operate the distribution center until August 2003, failed to provide meal periods, rest periods and itemized wage statements to the drivers in violation of California state law. Under its contract with Summit, Safeway is obligated to defend and indemnify Summit Logistics in this lawsuit. On February 6, 2007, another group of truck drivers from the Tracy distribution center filed a similar action in the same court, entitled Bluford, et al. v. Safeway Inc., alleging essentially the same claims against the Company. Both cases were subsequently certified as class actions. After lengthy litigation in the trial and appellate courts. on February 20, 2015, the parties signed a preliminary agreement of settlement that calls for the Company to pay approximately $31 million in total. This amount consists of a settlement fund of $30.2 million, out of which will be paid relief to the class, and attorneys’ fees and costs as awarded by the court. In addition to this settlement fund, the Company will pay interest of $10,000 if the distribution to the class is made in August 2015, with additional monthly amounts of interest if later. The Company will also pay third party settlement administrator costs, and its employer share of FICA/Medicare taxes. The Company anticipates that a motion for preliminary court approval of the settlement will be heard in the Spring of 2015. If such preliminary approval is granted, class members will be notified and given the opportunity to file objections to the settlement. Following that, a motion for final approval of the settlement would be filed in mid-2015.
As previously reported, in the second quarter of 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") concerning the Company’s record keeping, reporting and related practices associated with the loss or theft of controlled substances. The Company continues to cooperate with the DEA on this matter.

As previously reported, in February 2012, Safeway was served with a subpoena issued by a group of California District Attorneys seeking documents and information related to the handling, disposal and reverse logistics of potential hazardous waste within the State. The subject matter of the subpoena relates to the

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

handling and transportation of unsaleable household items, including, but not limited to, cleaners, aerosols, hair shampoos, dye, lotions, light bulbs, batteries, over-the-counter and similar items. On January 2, 2015, the Company settled an action with the State of California, including various California counties, on this matter by agreeing to pay civil penalties and costs and to fund specified Supplemental Environmental Projects in the amount of $9.9 million. As part of the settlement, the Company also agreed to certain ongoing compliance activities with respect to both potential hazardous waste and private health information.

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

It is management’s opinion that although the amount of liability with respect to all of the above matters cannot be ascertained at this time, any resulting liability, including any punitive damages, will not have a material adverse effect on the Company’s business or financial condition.
Commitments  The Company has commitments under contracts for the purchase of property and equipment and for the construction of buildings, the purchase of energy and other purchase obligations. Portions of such contracts not completed at year end are not reflected in the consolidated financial statements. These purchase commitments were $257.8 million at year-end 2014.
Note R:  Segments
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

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents sales revenue by type of similar product (dollars in millions):

	2014		2013		2012
	Amount	% of total	Amount	% of total	Amount	% of total
Non-perishables (1)	$15,266.7	42.0%	$14,811.7	42.2%	$14,738.0	41.9%
Perishables (2)	13,656.5	37.6%	12,809.8	36.6%	12,548.1	35.7%
Fuel	3,962.2	10.9%	4,168.4	11.9%	4,594.2	13.1%
Pharmacy	2,805.1	7.7%	2,674.9	7.6%	2,755.4	7.8%
Other (3)	639.7	1.8%	600.1	1.7%	525.8	1.5%
Total sales and other revenue	$36,330.2	100.0%	$35,064.9	100.0%	$35,161.5	100.0%

(1)	Consists primarily of grocery, soft drinks and other beverages, general merchandise, meal ingredients, frozen foods and snacks.

(2)	Consists primarily of produce, meat, dairy, bakery, deli, floral and seafood.

(3)	Consists primarily of wholesale sales, commissions on gift cards and other revenue.
As a result of the Blackhawk IPO and until Safeway distributed all of the Class B common stock of Blackhawk that it owned to Safeway stockholders, the Company presented Blackhawk as a separate reportable segment.
The following table presents certain balance sheet information about the Company (in millions):

	Long-lived Assets, Net	Total Assets
2014
Safeway U.S.	$6,776.5	$13,371.4
Dominick's assets held for sale	—	5.6
Total	$6,776.5	$13,377.0
2013
Safeway U.S.	$7,457.8	$15,129.9
Blackhawk	79.7	1,952.9
Dominick's assets held for sale	—	136.7
Total	$7,537.5	$17,219.5
2012
Safeway U.S.	$7,991.1	$11,007.6
Blackhawk	67.0	1,528.1
Canada	1,166.5	2,121.3
Total	$9,224.6	$14,657.0

Note S:  Income Per Share
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

(In millions, except per-share amounts)	2014		2013		2012
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income from continuing operations, net of tax	$103.2	$103.2	$217.1	$217.1	$249.2	$249.2
Distributed and undistributed earnings allocated to participating securities	(2.8)	(2.8)	(2.1)	(2.1)	(2.3)	(2.3)
Income from continuing operations available to common stockholders	100.4	100.4	215.0	215.0	246.9	246.9

Income from discontinued operations, net of tax	9.3	9.3	3,305.1	3,305.1	348.9	348.9
Noncontrolling interests - discontinued operations	0.9	0.9	(14.7)	(14.7)	(1.6)	(1.6)
Income from discontinued operations attributable to Safeway Inc.	10.2	10.2	3,290.4	3,290.4	347.3	347.3
Distributed and undistributed earnings allocated to participating securities	(0.3)	(0.3)	(32.1)	(32.1)	(3.1)	(3.1)
Income from discontinued operations available to common stockholders	9.9	9.9	3,258.3	3,258.3	344.2	344.2

Net income	$113.4	$113.4	$3,507.5	$3,507.5	$596.5	$596.5
Distributed and undistributed earnings allocated to participating securities	(3.1)	(3.1)	(34.2)	(34.2)	(5.4)	(5.4)
Net income available to common stockholders after earnings allocated to participating securities	$110.3	$110.3	$3,473.3	$3,473.3	$591.1	$591.1

Weighted-average common shares outstanding	228.8	228.8	239.1	239.1	245.6	245.6
Common share equivalents	1.9		2.4		0.3
Weighted-average shares outstanding	230.7		241.5		245.9

Earnings (loss) per common share:
Continuing operations	$0.44	$0.44	$0.89	$0.90	$1.00	$1.01
Discontinued operations	$0.04	$0.04	$13.49	$13.63	$1.40	$1.40
Total	$0.48	$0.48	$14.38	$14.53	$2.40	$2.41

Anti-dilutive shares totaling 0.3 million in 2014, 7.8 million in 2013 and 21.6 million in 2012 have been excluded from diluted weighted-average shares outstanding.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additionally, performance shares totaling 1.9 million for which the Company did not forecast achievement of target have been excluded from diluted weighted average shares for 2014.
Note T:  Guarantees
Safeway applies the accounting guidance for guarantees to the Company’s agreements that contain guarantee and indemnification clauses. This guidance requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of January 3, 2015, Safeway did not have any material guarantees. However, the Company is party to a variety of contractual agreements under which Safeway may be obligated to indemnify the other party for certain matters. These contracts primarily relate to Safeway’s commercial contracts, operating leases, including those that have been assigned, and other real estate contracts, trademarks, intellectual property, financial agreements and various other agreements. Under these agreements, the Company may provide certain routine indemnifications relating to representations and warranties (for example, ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, Safeway has not made significant payments for these indemnifications.
Additionally, the Company is party to a variety of lease agreements related to the disposition of Genuardi's, the Company's Canadian operations and Dominick's in 2012, 2013 and 2014 for which the Company is now secondarily liable. While the Company may be liable for future payment upon default of these leases, there has been no event that would indicate the Company is liable for future payment , and therefore the Company has not recorded a liability related to these leases at this time.
The Company believes that if it were to incur a loss in any of these matters, the loss would not have a material effect on the Company’s financial condition or results of operations.

Note U: Other Comprehensive Income or Loss
Total comprehensive earnings are defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders. Generally, for Safeway, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax and were a loss of $152.8 million in 2014, income of $179.7 million in 2013 and a loss of $12.3 million in 2012.
While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For Safeway, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments and foreign currency translation adjustments. Changes in the AOCI balance by component are shown below (in millions):

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2014
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)
Other comprehensive income (loss) before reclassifications	(303.5)	0.2	0.4	(302.9)
Amounts reclassified from accumulated other comprehensive income	52.3	—		52.3
Tax benefit (expense)	98.0	—	(0.2)	97.8
Net current-period other comprehensive income (loss)	(153.2)	0.2	0.2	(152.8)
Distribution of Blackhawk	—	2.2	—	2.2
Ending balance	$(283.9)	$(136.4)	$(1.4)	$(421.7)

	2013
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(472.3)	$399.0	$(0.5)	$(73.8)
Other comprehensive income (loss) before reclassifications	266.6	(65.0)	(1.7)	199.9
Amounts reclassified from accumulated other comprehensive income	105.0	—	—	105.0
Tax benefit (expense)	(125.8)	—	0.6	(125.2)
Net current-period other comprehensive income (loss)	245.8	(65.0)	(1.1)	179.7
Sale of CSL	95.8	(472.8)	—	(377.0)
Ending balance	$(130.7)	$(138.8)	$(1.6)	$(271.1)

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2012
	Pension and Post-Retirement Benefit Plan Items	Foreign Currency Items	Other	Total Comprehensive (Loss) Income Including Noncontrolling Interests
Beginning balance	$(462.1)	$402.1	$(1.5)	$(61.5)
Other comprehensive (loss) income before reclassifications	(125.2)	(3.1)	1.5	(126.8)
Amounts reclassified from accumulated other comprehensive income	110.0	—	—	110.0
Tax benefit (expense)	5.0	—	(0.5)	4.5
Net current-period other comprehensive (loss) income	(10.2)	(3.1)	1.0	(12.3)
Ending balance	$(472.3)	$399.0	$(0.5)	$(73.8)

Note V:  Subsequent Event
Merger Closing Pursuant to the Merger Agreement, on January 30, 2015, Merger Sub merged with and into Safeway with Safeway surviving the Merger as a wholly owned subsidiary of Albertsons Holdings. Further, each share of common stock of Safeway issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted automatically into the right to receive the following (together, the "Per Share Merger Consideration"):

i.
$34.92 in cash (the “Per Share Cash Merger Consideration”) which consists of $32.50 in initial cash consideration, $2.412 in consideration relating to the sale of PDC and $0.008 in cash consideration relating to a dividend that Safeway received in December 2014 on its 49% interest in Casa Ley,

ii.	one contingent value right ("CVR") relating to Safeway’s interest in Casa Ley, and

iii.	one contingent value right relating to any deferred consideration relating to the sale of the PDC assets.
In connection with the closing of the Merger and immediately prior to the effective time of the Merger, each outstanding, unexpired and unexercised option to purchase shares of Safeway common stock (each, a “Safeway Option”), that was granted under any equity incentive plan of Safeway, including the 1999 Amended and Restated Equity Participation Plan, the 2007 Equity and Incentive Award Plan and the 2011 Equity and Incentive Award Plan or any other plan, agreement or arrangement (collectively, the “Safeway Equity Incentive Plans”), whether or not then exercisable or vested, was accelerated, vested and cancelled and converted into the right to receive an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the total number of shares of Safeway common stock subject to such Safeway Option as of immediately prior to the effective time of the Merger and (B) the excess, if any, of the Per Share Cash Merger Consideration over the exercise price per share (the “Option Price”) of such Safeway Option (the “Option Payment”). In addition, each such Safeway Option that had an Option Price less than the Per Share Cash Merger Consideration received one Casa Ley CVR and one PDC CVR in respect of each share of Safeway common stock subject to such cancelled Safeway Option.
Immediately prior to the effective time of the Merger, each restricted share of Safeway common stock that was outstanding and that was granted pursuant to any Safeway Equity Incentive Plan, whether or not then exercisable or vested, automatically vested and all restrictions thereon lapsed, and all such restricted shares were cancelled and converted into the right to receive the Per Share Merger Consideration.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Immediately prior to the effective time of the Merger, each outstanding performance share award covering shares of Safeway common stock (each a “Performance Share Award”) that was granted under any Safeway Equity Incentive Plan vested at the target levels specified for each such award and was cancelled in exchange for (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Safeway common stock subject to such Performance Share Award (after taking into account any vesting as a result of the Merger) and (B) the Per Share Cash Merger Consideration and (ii) one Casa Ley CVR and one PDC CVR in respect of each vested share of Safeway common stock subject to such Performance Share Award.
Immediately prior to the effective time of the Merger, each outstanding restricted stock unit covering shares of Safeway common stock (each a “Restricted Stock Unit”), that was granted under any Safeway Equity Incentive Plan, whether or not then vested, was accelerated, vested and cancelled in exchange for the right to receive (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Safeway common stock subject to such Restricted Stock Unit and (B) the Per Share Cash Merger Consideration and (ii) one Casa Ley CVR and one PDC CVR in respect of each vested share of Safeway common stock subject to such Restricted Stock Unit.
On January 30, 2015, Safeway entered into a contingent value rights agreement with respect to the Casa Ley CVRs with AB Acquisition, the Shareholder Representative (as defined in the agreement), Computershare Inc. and Computershare Trust Company, N.A., as rights agent (the “Casa Ley CVR Agreement”) providing for the terms of the Casa Ley CVRs. Pursuant to the Casa Ley CVR Agreement, a Casa Ley CVR will entitle the holder to a pro rata share of the net proceeds from the sale of Safeway’s interest in Casa Ley. In the event that Safeway's interest in Casa Ley is not sold prior to January 30, 2018, holders of the Casa Ley CVRs will be entitled to receive their pro rata portion of the fair market value of such remaining interest minus certain fees, expenses and assumed taxes (based on a 39.25% rate) that would have been deducted from the proceeds of a sale of the Casa Ley interest.
On January 30, 2015, Safeway entered into a contingent value rights agreement with respect to the PDC CVRs with AB Acquisition, the Shareholder Representative (as defined in the agreement), Computershare Inc. and Computershare Trust Company, N.A., as rights agent (the “PDC CVR Agreement”) providing for the terms of the PDC CVRs. Pursuant to the PDC CVR Agreement, a PDC CVR will entitle the holder to a pro rata share of the net proceeds from any deferred consideration relating to the sale of the assets of PDC.
Sale of Eastern Division As contemplated by the Merger Agreement, immediately after the closing of the Merger, Safeway completed the sale of its Eastern division business (“EDS”) to New Albertson’s, Inc., an Ohio corporation and indirect subsidiary of Safeway’s ultimate parent company AB Acquisition (“New Albertsons”).  In a two-step sale process, Safeway contributed certain EDS assets and liabilities to a newly formed subsidiary and sold the interests in the subsidiary to New Albertsons. New Albertsons acquired the new EDS subsidiary for a purchase price of approximately $659 million, subject to customary adjustments. Safeway also agreed to provide certain intercompany services and licenses to the new EDS subsidiary after the sale.
Effect of Merger on Debt
Change of Control Tender Offer In December 2014, Safeway commenced a change of control tender offer to purchase any and all of the outstanding series of the $500 million of 5.00% Senior Notes due August 15, 2019, the $500 million of 3.95% Senior Notes due August 15, 2020 and the $400 million of 4.75% Senior Notes due December 1, 2021. This offer expired on January 30, 2015 and required Safeway to pay $1,010 per $1,000 principal amount of the senior notes, plus accrued and unpaid interest that were validly tendered. On February 2, 2015, a change of control payment of $873.2 million, based on a principal amount of $864.6 million of tendered notes and $14.2 million of accrued interest was paid.
Credit Agreement At the closing of the Merger, Safeway's credit agreement, as discussed under the caption "Bank Credit Agreement" in Note G, was terminated.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Bonds In connection with the Merger, Safeway is an obligor and its domestic subsidiaries are guarantors of $609.7 million in principal amount of 7.750% senior secured notes due 2022 (the “2022 Notes”), after repayment of some of the 2022 Notes on February 9, 2015. As a result of the issuance of these notes and pursuant to Safeway’s existing indenture, our Senior Notes due 2016, Senior Notes due 2017 and Senior Notes due 2019 were guaranteed by Albertson’s Holdings LLC and its domestic subsidiaries, including Safeway’s domestic subsidiaries, and are ratably and equally secured by the assets, subject to certain limited exceptions, of Albertson’s Holdings LLC and its subsidiaries that are co-issuers or guarantors of the 2022 Notes, including Safeway and its subsidiaries. Our Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2027 and Senior Notes due 2031 are equally and ratably secured by the assets (other than accounts receivable, merchandise inventory, equipment or intellectual property) of Safeway and its domestic subsidiaries, but are not guaranteed by Albertson’s Holdings LLC or any of its subsidiaries, including the Safeway subsidiaries.
ABL Agreement On March 21, 2013, our parent company, Albertson’s Holdings LLC, entered into an asset-based revolving credit agreement among Albertson’s Holdings LLC, Albertson’s LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative and collateral agent. This agreement was amended on January 30, 2015 (as amended, the “ABL Agreement”) in connection with the Merger, whereby Albertson’s LLC, Safeway and certain of their affiliates became the borrowers thereunder (the “ABL Borrowers”).
The ABL Agreement provides for a $3 billion revolving credit facility (with subfacilities for letters of credit and swingline loans) (the “New ABL Facility”). On January 30, 2015, $980 million of the New ABL Facility was used to repay all debt outstanding under Albertson's LLC's existing credit facility, to pay a portion of the Merger consideration and fees and expenses, and to provide working capital to the borrowers. After January 30, 2015, the New ABL Facility may be utilized to fund working capital and general corporate purposes, including permitted acquisitions and other investments.
The New ABL Facility matures on the earlier to occur of (a) January 30, 2020 and (b) the date that is 91 days prior to the final maturity of certain material indebtedness (if such other indebtedness has not been repaid or extended prior to such 91st day).

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note W:  Quarterly Information (Unaudited)
The summarized quarterly financial data presented below reflects all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (Rounding affects some totals. In millions, except per-share amounts.)

	53 Weeks	Last 17 Weeks	Third 12 Weeks (1)	Second 12 Weeks	First 12 Weeks
2014
Sales and other revenue	$36,330.2	$11,677.4	$8,307.9	$8,307.2	$8,037.7
Gross profit	9,682.0	3,258.6	2,174.6	2,139.5	2,109.3
Operating profit	534.5	258.3	94.2	121.5	60.5
Income (loss) before income taxes (2), (3)	165.0	201.5	(32.3)	125.9	(130.1)
Income (loss) from continuing operations, net of tax	103.2	127.5	(21.2)	80.6	(83.7)
Income (loss) from discontinued operations, net of tax (4)	9.3	(21.5)	30.7	15.0	(14.9)
Net income (loss) attributable to Safeway Inc.	113.4	106.0	9.5	95.6	(97.6)
Basic earnings (loss) per common share:
Continuing operations	$0.44	$0.55	$(0.09)	$0.35	$(0.37)
Discontinued operations (4)	0.04	(0.09)	0.13	0.06	(0.06)
Total	0.48	0.46	0.04	0.41	(0.43)
Diluted earnings (loss) per common share:
Continuing operations	$0.44	$0.55	$(0.09)	$0.34	$(0.37)
Discontinued operations (4)	0.04	(0.10)	0.13	0.07	(0.06)
Total	0.48	0.45	0.04	0.41	(0.43)

(1)	Includes loss on extinguishment of debt of $84.4 million.

(2)
Includes loss (gain) on foreign currency translation of $19.6 million in the last 17 weeks, $3.8 million in the third 12 weeks, $(45.3) million in the second 12 weeks and $153.1 million in the first 12 weeks.

(3)
Includes Merger- and integration-related expenses of $29.7 million in the last 17 weeks, $11.2 million in the third 12 weeks, $3.9 million in the second 12 weeks and $6.3 million in the first 12 weeks.

(4)	See Note B Discontinued Operations.

SAFEWAY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	52 Weeks	Last 16 Weeks (2)	Third 12 Weeks	Second 12 Weeks	First 12 Weeks
2013
Sales and other revenue	$35,064.9	$10,814.7	$8,099.2	$8,149.8	$8,001.2
Gross profit	9,231.5	2,865.7	2,094.7	2,145.8	2,125.3
Operating profit	551.5	209.9	87.9	139.4	114.2
Income before income taxes	251.6	73.6	29.8	92.0	56.2
Income from continuing operations, net of tax	217.1	71.6	23.4	62.5	59.6
Income (loss) from discontinued operations, net of tax (1)	3,305.1	3,256.5	43.0	(53.7)	59.2
Net income attributable to Safeway Inc.	3,507.5	3,314.3	65.8	8.4	118.9
Basic earnings (loss) per common share:
Continuing operations	$0.90	$0.29	$0.10	$0.26	$0.25
Discontinued operations (1)	13.63	13.36	0.17	(0.23)	0.25
Total	14.53	13.65	0.27	0.03	0.50
Diluted earnings (loss) per common share:
Continuing operations	$0.89	$0.29	$0.10	$0.26	$0.25
Discontinued operations (1)	13.49	13.17	0.17	(0.23)	0.24
Total	14.38	13.46	0.27	0.03	0.49

(1)	See Note B, Discontinued Operations.

(2)	In the fourth quarter of 2013, the Company recorded a loss on foreign currency translation of $57.4 million and an impairment of notes receivable of $30.0 million.

SAFEWAY INC. AND SUBSIDIARIES

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change during the Company’s fiscal quarter ended January 3, 2015 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Immediately after the Merger, the Board of Directors of Safeway was reconstituted such that Robert G. Miller, Robert L. Edwards, Howard Cohen, Ronald Kravit, Ethan Klemperer, Jay Schottenstein and Hersch Klaff were appointed as the directors of Safeway.
Our current Board of Directors consists of seven members. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year each was first elected as a director are set forth below. We are a privately held corporation. As the Company's securities are no longer listed on any exchange, we are no longer subject to any listing standards for director independence.
HOWARD S. COHEN, age 68, has been a member of the Board since January 30, 2015. Until June 2014, Mr. Cohen served as a Senior Advisor to Cerberus Capital Management, L.P., an investment management firm ("Cerberus"). Mr. Cohen served as Executive Chairman of Bluelinx Holdings Inc., a distributor of building products, from May 2013 until January 2014. He served as Interim Chief Executive Officer of Bluelinx from March 2008 through October 2008 and as its Executive Chairman from March 2008 through March 2009. Mr. Cohen possesses 33 years of leadership experience, including service as President and CEO of four publicly-traded companies: GTECH Corporation, from 2001 to 2002; Bell & Howell, from 2000 to 2001; Sidus Systems Inc., from 1998 to 1999; and Peak Technologies Group, Inc., from 1996 to 1998. Mr. Cohen has also managed independent divisions of three Fortune 500 companies. Mr. Cohen serves on the Boards of Directors of Albertson's LLC and NAI Group Holdings Inc. Mr. Cohen previously served on the boards of Equable Ascent Financial, LLC and Vanguard Car Rental Group Inc., both Cerberus portfolio companies, as well as SSA Global Technologies, Inc.
ROBERT L. EDWARDS, age 59, has been a member of the Board since May 15, 2013. He has been Chief Executive Officer (the “CEO”) of the Company since May 15, 2013 and President of the Company since April 9, 2012. Mr. Edwards joined Safeway as Executive Vice President and Chief Financial Officer in 2004. Prior to joining Safeway, Mr. Edwards served as Executive Vice President and Chief Financial Officer of Maxtor Corporation, a hard drive manufacturer, from September 2003 to March 2004. Prior to joining Maxtor Corporation, Mr. Edwards served as an officer of Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, for five years. During most of that period, he held the position of Senior Vice President, Chief Financial Officer and Chief Administrative Officer. He joined Imation Corporation in April 1998 after 20 years of experience in the transportation and energy industries with Santa Fe Pacific Corporation and affiliated or predecessor companies. Mr. Edwards also serves as a director of Blackhawk Network Holdings, Inc., or Blackhawk, a prepaid payment network company, which was a subsidiary of the Company until the distribution by Safeway of its shares of Class B common stock of Blackhawk to Safeway stockholders on April 14, 2014. Mr. Edwards chairs the compensation committee of the board of directors of Blackhawk. From 2011 to 2014, Mr. Edwards served as a director of KKR Financial Holdings LLC, where he also served on the audit committee. The Common Shares of KKR Financial Holdings LLC were publicly listed on the New York Stock Exchange until April 30, 2014. From 2008 to 2012, Mr. Edwards served as a director of Flextronics International Ltd., where he also served on the audit and nominating and corporate governance committees.
HERSCH KLAFF, age 61, has been a member of the Board since January 30, 2015. Mr. Klaff founded Klaff Realty, LP, a real estate investment company, in 1988 and currently serves as its chief strategist and chair of its investment committee. In 2004, Mr. Klaff co-founded Bryanston Realty Partners, a private equity real estate advisory firm and affiliate of Klaff Realty, LP. Prior to that, Mr. Klaff worked as a public accountant with Altschuler, Melvoin and Glasser. Mr. Klaff is a certified public accountant and licensed real estate broker in Illinois.

SAFEWAY INC. AND SUBSIDIARIES

ETHAN J. KLEMPERER, age 42, has been a member of the Board since January 30, 2015. Mr. Klemperer is senior operating executive, head of strategic initiatives, diligence and resource deployment at Cerberus Operations and Advisory Company, LLC, a position which he has held since 2011. Mr. Klemperer previously worked in the capital markets group at Expernia, a publicly traded company on the London Stock Exchange. Prior to that, from 2006 to 2009, Mr. Klemperer worked at Cerberus, conducting transition planning for acquisition targets and serving as operations advisor and temporary management for portfolio companies. Prior to joining Cerberus, from 2001 to 2006, Mr. Klemperer was the Chief Financial Officer at SunGard ERisk, Inc., a software and professional services firm focused on financial services. Prior to joining ERisk, from 1999 to 2001, Mr. Klemperer was a principal with Katalyst, LLC. Prior to Katalyst, LLC, from 1994 to 1997, Mr. Klemperer worked at Deloitte Consulting, where he was involved in reengineering and merger activities in the healthcare and pharmaceutical industries.
RONALD KRAVIT, age 58, has been a member of the Board since January 30, 2015. Mr. Kravit is also the co-head of U.S. real estate investing, managing member of Cerberus Real Estate Capital Management, LLC and a senior managing director of Cerberus. Prior to joining Cerberus, Mr. Kravit was a Managing Director at Apollo Real Estate Advisors, L.P., from 1994 to 1996, where he was responsible for new business development, acquisitions and asset management. Prior to his tenure at Apollo, Mr. Kravit was a Managing Director at G. Soros Realty Advisors/Reichmann International, an affiliate of Soros Fund Management, from 1993 to 1994. Before joining Soros, Mr. Kravit was Vice President/Chief Financial Officer at the Maxxam Property Company in Houston from 1991 to 1993 and Vice President with Miller-Klutznick-Davis-Gray Co. in Los Angeles and Chicago from 1984 to 1991. From 1979 through 1982, Mr. Kravit was an accountant. Mr. Kravit is a certified public accountant.
ROBERT G. MILLER, age 70, has been a member of the Board since January 30, 2015. Mr. Miller has over 50 years of retail food and grocery experience. Mr. Miller served as Chief Executive Officer of Albertsons from 2006 to 2015 and has served as a member of the Albertson's Holdings LLC and Albertson's LLC management boards since 2006. Prior to joining Albertsons, Mr. Miller was Chief Executive Officer of Rite Aid Corporation, a retail pharmacy chain, from 1999 to 2003, and Chairman of the Board from 1999 to 2007. Mr. Miller was Vice Chairman and Chief Operating Officer of The Kroger Co., a grocery supermarket company, during 1999, Vice Chairman of the Board and Chief Executive Officer of Fred Meyer, Inc., a grocery supermarket company, from 1998 to 1999 and Chairman of the Board and Chief Executive Officer of Fred Meyer, Inc. from 1991 to 1998. Mr. Miller currently serves as a director of Nordstrom, Inc. He served as a director of SuperValu, Inc. from March 2013 to December 2013, Rite Aid Corporation from 1999 to 2011, and Harrah’s Entertainment, Inc. from 1999 to 2008.
JAY L. SCHOTTENSTEIN, age 60, has been a member of the Board since January 30, 2015. Mr. Schottenstein has served as interim chief executive officer of American Eagle Outfitters, Inc., a publicly traded company, since January 2014. He has served as chairman of the board of directors of American Eagle since March 1992. Mr. Schottenstein served as chief executive officer of American Eagle from March 1992 until December 2002 and prior to that time, he served as a vice president and member of the board of directors of American Eagle’s predecessor companies since 1980. He has also served as chairman of the board and chief executive officer of Schottenstein Stores Corporation (“SSC”) since March 1992 and as president since 2001. Prior to that, Mr. Schottenstein served as vice chairman of SSC from 1986 to 1992. He has been a member of the board of directors of SSC since 1982. Mr. Schottenstein also served as chief executive officer of DSW, Inc., a publicly traded company, from March 2005 to April 2009, and as chairman of the board of directors of DSW since March 2005. He has also served as an officer and director of various other corporations owned or controlled by members of his family since 1976.
EXECUTIVE OFFICERS OF THE REGISTRANT. This information has been included in a separate item captioned “executive officers of the registrant” in Part I of our Annual Report on Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

CORPORATE GOVERNANCE
Election Of Members to the Board Of Directors
Following the Merger, all of the current members of the Board of Directors of the Company were elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s By-Laws.
Board Committees
Since the Merger, when there ceased to be any public listing or trading market for our common stock, our Board of Directors has not established any committees of the Board. Until such time as any committees of the Board of Directors are created, the entire Board of Directors has and shall act on all matters that might otherwise have been delegated to a committee of the Board.
Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), required our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the Securities and Exchange Commission. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for fiscal year 2014, all required reports of executive officers and directors were filed on time.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) provides the disclosure required by Item 402 of Regulation S-K for the Company’s 2014 fiscal year and outlines compensation earned by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers for such fiscal year, whom we refer to collectively as our “named executive officers” during the fiscal year. This CD&A also includes plan amendments and payments to the Company’s named executive officers in connection with the closing of the Merger, such as, for example, the acceleration of all outstanding equity awards.
Executive Summary
2014 Compensation Actions
The Executive Compensation Committee of the Board (the “Executive Compensation Committee”) took the actions described below related to fiscal year 2014. For purposes of this CD&A the “Executive Compensation Committee” refers to the Executive Compensation Committee of the Board before the Merger and the decisions made by such Committee during fiscal year 2014.

•
Modest Salary Increases: Based on our performance in fiscal year 2013, each of the named executive officers other than our CEO received a base salary increase of 3% for fiscal year 2014. Our CEO received a base salary increase of 6.52% for 2014, based on data that showed his base salary was significantly below the median of the peer group and the Executive Compensation Committee's belief that Mr. Edwards had proved himself to be an outstanding leader since becoming CEO in 2013.

•
Operating Bonus Plan: In 2014, the metrics for our operating performance bonus plan were identical-store sales growth and EBITDA, rather than identical-store sales growth and net income, which were used in 2013. To simplify our executive compensation program, we also eliminated the separate capital performance bonus plan, which was in place in 2013, and instead added an element of capital performance to the long-term equity incentive plan by introducing return on invested capital (“ROIC”),

SAFEWAY INC. AND SUBSIDIARIES

as discussed below, as one of the performance criteria under the Performance Share Award plan. Based on our identical-store sales and EBITDA results in 2014, each of the named executive officers earned a bonus based on fiscal year 2014 performance under our operating performance bonus plan equal to 136% of the target bonus, consistent with the bonus targets established by the Executive Compensation Committee at the beginning of fiscal year 2014.

•
Capital Bonus Plan: In 2014, in order to simplify the Company’s executive compensation program, we eliminated the Capital Bonus Plan for the named executive officers following the 2013 fiscal year and instead added an element of capital performance to the Long-Term Equity Incentive Plan by introducing ROIC as one of the performance criteria under the Performance Share Award plan.

•
2014 Equity Grants: For 2014, our named executive officers were granted a mix of options to purchase common stock of the Company (“Company Options”) (25% by value), restricted stock units (“Restricted Stock Units”) (25% by value) and Company performance share awards (“Performance Share Awards”) (50% by value, assuming target level performance). We believe that balancing the weightings of Company Options and Restricted Stock Units at 25% (each) of the target annual grant value, in conjunction with 50% weighting of Performance Share Awards, provided an overall program focused on financial and stock performance along with an appropriate element of retention. As noted above, the Executive Compensation Committee also changed the business performance criteria applicable to the Performance Share Awards. For the 2014-2016 performance period, the Performance Share Awards were scheduled to be earned and vested based on our achievement of specified levels of revenue growth and ROIC, as modified based on our total stockholder return.

Compensation Actions in Connection with the Merger

•
Acceleration of Equity Awards: Each of the following actions was approved in 2014 by the Executive Compensation Committee in accordance with the Merger Agreement, and took place upon consummation of the Merger:

◦
Company Stock Options: Each outstanding, unexpired and unexercised option to purchase Company common stock that had been granted under any Company equity incentive plan, including the 1999 Amended and Restated Equity Participation Plan, the 2007 Equity and Incentive Award Plan and the 2011 Equity and Incentive Award Plan (each, a “Company Equity Plan”), whether or not then exercisable or vested, was automatically accelerated, vested and cancelled in exchange for the right to receive (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the total number of shares of Company common stock subject to such Company Option immediately prior to the Merger and (B) the excess, if any, of the Cash Merger Consideration over the exercise price; (ii) one PDC CVR in respect of each share of Company common stock subject to a cancelled Company Option with an option price less than the Cash Merger Consideration; and (iii) one Casa Ley CVR in respect of each share of Company common stock subject to a cancelled Company Option with an option price less than the Cash Merger Consideration (the “Option Consideration”).

◦
Company Restricted Stock: Each share of Company restricted stock (“Restricted Stock”) outstanding and that was granted pursuant to any Company Equity Plan, whether or not then vested, was automatically vested and all restrictions thereon lapsed with each such share of Restricted Stock cancelled in exchange for the right to receive Cash Merger Consideration, a PDC CVR and a Casa Ley CVR (the “Restricted Stock Consideration”).

◦
Performance Share Awards: Each Performance Share Award covering Company stock granted pursuant to any Company Equity Plan was automatically vested with respect to that number of shares of Company common stock that reflected the achievement of the target performance for any performance periods outstanding at the time we entered into the Merger Agreement, and cancelled in exchange for (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Company common stock subject to such Performance Share Award (after taking vesting into account) and (B) the Cash Merger Consideration; (iii) one PDC CVR in respect of each vested

SAFEWAY INC. AND SUBSIDIARIES

Company Share subject to such Performance Share Award; and (iii) one Casa Ley CVR in respect of each vested share of Company common stock subject to such Performance Share Award (the “Performance Share Award Consideration”). The Performance Share Awards granted pursuant to the 2012-2014 Performance Share Award program (second and third tranches only), the 2013-2015 Performance Share Awards, and the 2014-2016 Performance Share Awards were paid out at 100% of target.

◦
Restricted Stock Units: Each outstanding Restricted Stock Unit covering any shares of Company common stock and granted under any Company Equity Incentive Plan, whether or not then vested, was automatically accelerated, vested and cancelled in exchange for the right to receive (i) an amount in cash (subject to any applicable withholding taxes) equal to the product of (A) the number of vested shares of Company common stock subject to such Restricted Stock Unit and (B) the Cash Merger Consideration; (ii) one PDC CVR in respect of each vested share of Company common stock subject to such Restricted Stock Unit; and (iii) one Casa Ley CVR in respect of each vested share of Company common stock subject to such Restricted Stock Unit (the “RSU Consideration”).

•
Company Equity Plans: Upon consummation of the Merger, all Company equity incentive plans, including the 2007 Equity and Incentive Award Plan (the “2007 Equity Plan”) and the 2011 Equity and Incentive award Plan (the “2011 Equity Plan”), and all Company employee stock purchase plans were terminated. No further Company Options, Restricted Stock, Performance Share Awards or Restricted Stock Units will be granted thereunder.

•
Deferred Compensation Plans for Non-Employee Directors: Upon consummation of the Merger, all shares of Company common stock credited in the “stock credit accounts” under the Deferred Compensation Plan for Safeway Non-Employee Directors III (the “Directors Deferred Compensation Plan”) were cancelled in exchange for (i) an amount in cash equal to the product of (A) the number of shares of Company common stock credited to each such “stock credit account” and (B) the Cash Merger Consideration; (ii) one PDC CVR in respect of each share of Company common stock credited to each such “stock credit account”; and (iii) one Casa Ley CVR in respect of each share of Company common stock credited to each such “stock credit account.”

•
Executive Severance Plan: On February 19, 2014, the Executive Compensation Committee approved and adopted an Executive Severance Plan for certain employees of the Company at the level of Vice President and above, including the named executive officers. The Executive Severance Plan provides for cash severance and other benefits in the event of a qualifying termination of employment, including a qualifying termination within 24 months following a change in control of the Company. For a more detailed discussion of the Executive Severance Plan, see “How Compensation is Determined - Severance and Change in Control Related Benefits” below in this Form 10-K.

•
Retention Bonus Plan: On March 6, 2014, the Executive Compensation Committee adopted and approved the Retention Bonus Plan, which provides for certain cash retention bonus payments on each of March 6, 2015 and March 6, 2016, for certain of our key employees, including our named executive officers (other than the CEO). For a more detailed discussion of the Retention Bonus Plan, please see “How Compensation is Determined - Retention Bonus Program” below in this Form 10-K.

•
Separation Agreements: On October 22, 2014, we entered into a Separation Agreement and General Release of Claims agreement with each of Peter J. Bocian, the Company’s Executive Vice President and Chief Financial Officer, Diane M. Dietz, the Company’s former Executive Vice President and Chief Marketing Officer and Larree M. Renda, the Company’s former Executive Vice President (collectively, the “Separation Agreements”). The Separation Agreements provided for certain lump sum cash payments upon each such executive officer’s resignation. For a more detailed discussion the Separation Agreements, see “How Compensation is Determined - Separation Agreements” below in this Form 10-K.

•
Blackhawk Adjustment: On April 14, 2014, we completed the spin-off (“Blackhawk Spin-Off”) of Blackhawk Network Holdings, Inc. (“Blackhawk”) and distributed 37,839,709 shares of Blackhawk Class B common stock to our stockholders by means of a special stock dividend (the “Blackhawk

SAFEWAY INC. AND SUBSIDIARIES

Distribution”). In accordance with the Merger Agreement, each Company Option, Restricted Stock Unit and Performance Share Award was adjusted to equitably reflect the Blackhawk Spin-Off among equity holders. For a more detailed discussion of the equity adjustments made pursuant to the Blackhawk Spin-Off, please see “Blackhawk Spin-Off and Related Adjustments” below.
Executive Compensation Committee Consideration of the Company’s 2014 Say-On-Pay Vote
At our 2014 Annual Meeting of Stockholders, we asked our stockholders to vote, on an advisory basis, on the compensation of our named executive officers as disclosed in our 2014 Proxy Statement. Our 2014 management say-on-pay proposal received the approval of just under 99% of the votes cast at the 2014 Annual Meeting, a significant improvement over 2013, when our management say-on-pay proposal received the approval of approximately 70% of the votes cast.
Based on feedback from our stockholder engagement efforts and input from the independent consultant to the Executive Compensation Committee and management, the Executive Compensation Committee had made significant changes to our bonus program and Performance Award Plan for 2014, as discussed under “2014 Compensation Actions” above.
Pay for Performance
Pay for performance has been a fundamental part of our compensation philosophy, which includes the core principles of rewarding the attainment of performance goals and aligning our executives’ efforts and achievements with our stockholders’ interests. A significant portion of each executive’s target total direct compensation (salary + target annual bonus + long-term equity grant value) varies according to our financial performance. For 2014, the percentages of such variable compensation for our named executive officers were as follows:

Named Executive Officer	2014 Variable Portion of Target Total Direct Compensation
Robert L. Edwards	85%
Peter J. Bocian (1)	75%
Diane M. Dietz (1)	74%
Kelly P. Griffith	75%
Larree M. Renda (1)	73%
______________________________

(1)
Ms. Dietz and Ms. Renda resigned from their respective positions as executive officers of the Company effective January 31, 2015. Mr. Bocian intends to resign from his positions as an executive officer of the Company in March 2015.

Compensation Objectives and Philosophy
Prior to the Merger, our compensation programs for our executive officers were designed to attract and retain excellent managers and to motivate these managers to increase the market value of the shares of Company common stock over the long term. In support of these principal objectives, our compensation programs in 2014 were designed to:

•	provide our executives with base salaries, retirement and other benefits and perquisites that were competitive with those provided by other companies with whom we compete for executive talent;

•	pay annual bonuses that rewarded our executives for the attainment of our annual financial, operational and strategic goals, when met or exceeded;

SAFEWAY INC. AND SUBSIDIARIES

•	grant our executives equity-based compensation that motivated them to improve our long-term performance in addition to helping retain those executives; and

•	motivate our executives to improve their individual performance.
In comparison to similar companies, we believe our compensation programs placed heavy emphasis on the achievement of Company-wide goals.
For 2014, our principal compensation policies were:

•	to provide base salaries in the aggregate that were slightly below the median of our compensation peer group (described below);

•	to set target total cash compensation (salary + target bonus) at, or slightly below, the compensation peer group median to encourage strong performance;

•
to pay performance-based compensation and long-term equity compensation in excess of the compensation peer group median when we outperformed others in the industry or other appropriate measurement groups; and

•
to subject a significant portion of each executive’s target total direct compensation (salary + target annual bonus + long-term equity grant value) to variability based on our financial performance. The components of total direct compensation that vary in value based on our financial performance are annual bonuses and long-term equity. In general, these portions of target total direct compensation are progressively greater for more highly-compensated positions. The portions of 2014 target total direct compensation that were variable based on our financial performance for the named executive officers are set forth above.

Our executive compensation program for 2014 provided a mix of base salary, annual bonuses and long-term equity awards. We also had guidelines for minimum share ownership which are no longer in place following the Merger. We believe our approach of setting targets under our incentive compensation plans based on traditional, measurable metrics assisted in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. The metrics that determined payouts for our executives under our incentive compensation plans were Company-wide metrics. This was based on our belief that applying Company-wide metrics encouraged decision-making that was in the best long-term interests of the Company and our long-term stockholders. These payouts were also subject to a cap on the maximum amounts that could be earned in any year. In addition, we believe our historic multi-year vesting of our equity awards and our share ownership guidelines properly accounted for the time horizon of risk. We believe this blend of compensation elements provided our executives with the appropriate incentives to create long-term value for our stockholders while taking thoughtful and prudent risks to grow the value of the Company.
Compensation Peer Group
To determine competitive compensation practices, we collected data about the compensation practices at a group of peer companies. This peer group, which was subject to change from time to time based upon industry conditions and availability of data, consisted of 18 companies for 2014 in either our own industry or closely related industries, including major grocery retailers, other major retailers and other companies in the food and consumer products industries. Our compensation peer group for 2014 was:

Best Buy Co., Inc.	Kohl’s Corporation	SuperValu Inc.
Colgate-Palmolive Company	Limited Brands, Inc.	Target Corporation
Costco Wholesale Corporation	Lowe’s Companies, Inc.	The Gap, Inc.
CVS Caremark Corporation	Macy’s, Inc.	The Home Depot, Inc.
General Mills, Inc.	McDonald’s Corporation	The Kroger Co.
J.C. Penney Company, Inc.	Staples, Inc.	Walgreen Co.

SAFEWAY INC. AND SUBSIDIARIES

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
Peer group data is collected for executive positions so we can determine appropriate ranges of base salary levels and annual increases to attract and retain qualified executives. In general, we have used the medians for comparable positions in the peer group as our competitive benchmarks for setting our pay structure.
Tally Sheets
On at least an annual basis, the Executive Compensation Committee historically reviewed tally sheets for each of the named executive officers. These documents collected in one place the total compensation received by each named executive officer, and the compensation each named executive officer would receive under various events, including retirement, termination and change in control. The Executive Compensation Committee reviewed these tally sheets so it understood how these various events would affect the compensation received by these officers; however, the Executive Compensation Committee did not historically use tally sheets to generally evaluate how each compensation element fit into our overall compensation objectives.

Elements of Compensation
The major elements of compensation for our executive officers in 2014 were:

•	base salary;

•	annual bonus;

•	equity awards;

•	severance and change in control benefits; and

•	retirement benefits.
We also provide certain other benefits and perquisites to our executive officers at levels we believe to be moderate and market competitive (as detailed below).
We believe each of these elements has formed an integral part of the overall compensation program and, taken together, these elements served to achieve our compensation objectives, as follows:

Element	Purpose	Characteristics
Base Salaries
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us.
Based on competitive levels; subject to modification for individual performance; not based on Company performance.
Annual Bonuses	Reward our executives for meeting or exceeding our annual performance objectives, which, when accomplished, should have the effect of increasing our stock price over time (prior to the Merger).	Opportunities based on the officer’s base salary and competitive levels of total cash compensation; actual earned awards based on achievement against specified goals.

SAFEWAY INC. AND SUBSIDIARIES

Equity Awards
Reward for long-term performance and increases in our stock price (prior to the Merger); incentive for our executives to increase our market value (prior to the Merger); retention through service-based vesting (Company Options and Restricted Stock Units).

Annual grants of equity under long-term incentive program with grant values based upon various factors, including the officer’s base salary, competitive levels of long-term incentive compensation and Company performance over the last several years; actual pay delivery based on stock price appreciation and continued service (for Company Options and Restricted Stock Units) and achievement of performance metrics (for Performance Share Awards).

Retirement Benefits
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us.
Based on competitive levels; not performance-based.
Severance Benefits
Provide a degree of financial and professional security for our employees in the event of a qualifying termination of employment following a change in control; foster an environment where executive officers maintain objectivity in making strategic decisions, notwithstanding the possibility or occurrence of a change in control.

Payment of cash severance and other benefits to employees of the Company at the level of vice president or above, in the event of a qualifying termination of employment. In the event of a qualifying termination of employment within 24 months following a change in control, provides for payment of base salary and continuation of certain health and welfare benefits for two years in the case of the CEO, and for 18 months in the case of executive vice presidents and payment of target bonus for the year of termination.

Change in Control Equity Benefits	Reflect compensation and awards actually earned or which would otherwise have been earned by our employees in the event such compensation and awards are not assumed by the acquiror.
Acceleration of all equity awards, including Performance Share Awards, in which the number of shares earned and issued shall be in an amount equal to the greater of the target performance or actual achievement of the most recent fiscal year.

Perquisites	Reflect security, efficiency or competitive compensation to our executive officers.	Based on competitive levels; not performance-based.
Other Benefits
Form a stable part of the compensation package that is not dependent upon our performance; provide a degree of financial certainty that our executives seek when they are considering whether to join or remain with us.
Based on competitive levels; not performance-based.

SAFEWAY INC. AND SUBSIDIARIES

How Compensation is Determined
Base Salaries
Base salaries for executive officers, including our CEO, are based on competitive salary levels and are subject to modification for individual performance. Base salaries have been evaluated annually for all executive officers. Together with competitive data, individual factors are also considered, in a subjective manner, in setting base salaries, including the executive’s experience, achievements, leadership, teamwork and value to the Company. Consideration of these individual factors encourages our executives to improve their individual performances.
The base salary of our CEO has been determined annually by the Board. Historically and in 2014, early in each fiscal year, our CEO proposed written objectives to the Executive Compensation Committee against which his performance in the fiscal year should be measured. At the end of each fiscal year, our Non-Executive Chairman collected information regarding our CEO’s performance and discussed relevant issues and matters with him. The Non-Executive Chairman then reported his findings and discussions to the Executive Compensation Committee, which reviewed our CEO’s salary each year. The Executive Compensation Committee periodically obtained information regarding the compensation of the chief executive officers of our peer group companies. The Executive Compensation Committee then met, without our CEO present, and made a recommendation to the Board regarding our CEO’s base salary for the next fiscal year. The Board subsequently met, without our CEO present, and conducted a formal performance review of our CEO and set his base salary for the next fiscal year. The Non-Executive Chairman then met with our CEO, conveyed the views of the Board and informed him of his salary for the year.
With respect to our other named executive officers, the Executive Compensation Committee historically, and in 2014, obtained compensation data concerning comparable positions at our peer group companies, which it reviewed with our CEO. Our CEO assessed the individual performance of each executive and proposed the base salaries for the other named executive officers. The Executive Compensation Committee then set these salaries. The procedure was similar for our other executive officers. As in its other work, the Executive Compensation Committee was assisted by its independent compensation consultant. The salaries for our executive officers are at approximately the median of the peer group.
For 2014, each of the named executive officers (other than our CEO) received limited base salary increases of 3%. The base salary of our CEO, Robert Edwards, was increased by 6.52% to $1,225,000 for fiscal year 2014 in light of data that showed his base salary was significantly below the median of the peer group and the Executive Compensation Committee's belief that Mr. Edwards had proved himself to be an outstanding leader since becoming CEO in 2013.
Following the Merger, our Board will act in place of the Executive Compensation Committee, until such time, if any, as a committee is established, to determine the base salary of the CEO and review with the CEO the salaries of our other executive officers.
Annual Bonuses
The primary purpose of our bonus programs was to motivate our executives to meet or exceed Company-wide performance goals, particularly on a short-term basis, which was intended to increase our market value. We believe bonus programs at certain levels are necessary for competitive purposes to attract and retain desirable executives, and the fact that executives must have been employed by us at the end of the fiscal year in order to be eligible for a bonus assisted in retention.
For 2014, all executive officers participated in one bonus plan, the Operating Bonus Plan (as defined below).
Bonuses have typically been paid in March, after the results of the prior fiscal year have been certified by the Executive Compensation Committee. Following the Merger, bonuses for 2014 were approved by the Board of Directors of Safeway Group Holdings Inc.

SAFEWAY INC. AND SUBSIDIARIES

Operating Bonus Plan
Under the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (the “Operating Bonus Plan”), the Executive Compensation Committee has historically set an operating performance threshold for a fiscal year at the beginning of that fiscal year. If that threshold was not met, no bonuses were paid under the Operating Bonus Plan. If that threshold was met, each participating executive officer was eligible to receive a bonus pursuant to the criteria established by the Executive Compensation Committee at the beginning of the year. At the beginning of the year, the Executive Compensation Committee developed a matrix made up of two important operating performance metrics, with increasingly higher bonus amounts payable as higher operating performance metrics were achieved. In past years, the operating performance metrics included earnings per share, identical-store sales growth, volume growth, operating profit and net income. For 2014, the operating performance metrics used in the matrix were identical-store sales growth and EBITDA.
We have historically undertaken an annual planning process that culminated in the adoption and approval of an operating plan for the Company. The operating plan includes a target level for operating performance for the following fiscal year. If the operating performance threshold was met, the Executive Compensation Committee determined the amount of any operating bonuses to be paid, in terms of a percentage of the maximum bonus amount allowed (which could include 0%). The target level for Company operating performance generally produced an Operating Bonus Plan bonus payment of 50% of the maximum bonus allowed, which we refer to as target. In determining whether the operating performance threshold was met, the Executive Compensation Committee was empowered to make adjustments for specified corporate events.
Upon hire or promotion (and subject to adjustment periodically), each executive officer was assigned a percentage of base salary that represented such officer’s maximum bonus payment under the Operating Bonus Plan. For example, for our 2014 fiscal year, the CEO was eligible to earn a maximum bonus payment under the Operating Bonus Plan equal to 260% of his annual base salary, as compared to 170% of his annual base salary in the prior year (200% for the prior year when taking into account the Capital Bonus Plan). If the Executive Compensation Committee determined to pay 200% of the target bonus under the Operating Bonus Plan award for that fiscal year, the CEO would be paid a bonus equal to 260% of his annual base salary (up to a maximum of $3 million); if the Executive Compensation Committee determined to pay bonuses at target, the CEO would be paid a bonus equal to 130% of his annual base salary. The other named executive officers were also eligible to earn a maximum bonus payment under the Operating Bonus Plan equal to 125% of their annual base salaries (up to a maximum of $1.5 million) as compared to 95% of each such executive officer’s base salary in the prior year (125% for the prior year when taking into account the Capital Bonus Plan). The increases in percentages were established based on a review of competitive compensation levels and could be modified by individual or Company-specific circumstances. Individual factors were considered in a subjective manner, including the executive’s experience, achievements, leadership, teamwork and value to the Company, in establishing these percentages, but no one factor was determinative or carried any particular weight. We have not historically set individual performance targets for our executive officers under our bonus plans.
Based on our actual results for our 2014 fiscal year, which reflected operating profit of $543 million, our performance exceeded the threshold of operating profit performance under the Operating Bonus Plan, which was $250 million (taking into account discontinued operations). Based on the results set forth in the table below, consistent with the goals established by the Executive Compensation Committee at the beginning of the year, the Board of Directors of Safeway Group Holdings Inc. determined the CEO and each of the other named executive officers would be paid 136% of the target bonus under the Operating Bonus Plan.

SAFEWAY INC. AND SUBSIDIARIES

2014 Operating Bonus Plan Goals and Payouts

	Identical-store Sales Growth (excluding fuel)	Adjusted EBITDA (in millions)	Operating Bonus Plan Payout (% of target)
Minimum Performance	Below 0.0%	$1,456	0%
Target Performance	2.3%	$1,541	100%
Maximum Performance	3.3%	$1,627	200%
Actual Performance	2.8%	$1,559	136%
(Note: Because the Executive Compensation Committee used a matrix for identical-store sales growth and EBITDA, other combinations of these factors may result in similar or different payouts.)
Equity
Until 2012, we historically granted to our executive officers two forms of equity compensation: Company Options and Restricted Stock. For 2012 and 2013, Performance Share Awards replaced Restricted Stock as a component of our long-term incentive plan (the “Long-Term Incentive Plan”) representing approximately 80% of the annual award value in each year. For 2014, our annual grants consisted of a mix of Company Options (25% by value), Restricted Stock Units (25% by value) and Performance Share Awards (50% by value), which we believe provided an overall program focused heavily on financial and total stockholder return performance along with an appropriate element of retention. Prior to the Blackhawk Spin-Off, we also historically granted to certain of our executive officers restricted stock awards with respect to the shares of Blackhawk common stock.
Company Options
Under the Long-Term Incentive Plan, the Executive Compensation Committee historically made annual grants of Company Options to all executive officers based upon various factors, including the officer’s base salary, competitive levels of long-term incentive compensation and Company performance over the prior several years. The Executive Compensation Committee determined appropriate amounts of long-term incentive compensation to be paid to the CEO, the Executive Vice Presidents and the Senior Vice Presidents by examining competitive data ranges of compensation levels around the median compensation peer group level and the value of Company Options. The Executive Compensation Committee also considered individual factors, in a subjective manner, in determining amounts of long-term incentive compensation, including the executive’s experience, achievements, leadership, teamwork and value to the Company. All of our Company Option grants to our executive officers prior to 2012 were scheduled to vest at the rate of 20% per year over five years. Starting in 2012, Company Options granted to our executive officers were scheduled to vest at the rate of 25% per year over four years. From 2003 through 2008, Company Options were granted with a term of six years. Beginning in 2009, Company Options were granted with a term of ten years to provide a longer period for measuring and rewarding performance. Company Options were granted with a per share exercise price equal to the closing price of shares of Company common stock on the grant date, as determined under our equity plans (the 2007 Equity Plan for our CEO, and the 2011 Equity Plan for all other executive officers). We believe Company Options provided an incentive for our executives to increase the Company’s market value, as represented by our stock price, and also provided an important retention tool through service-based vesting.
As noted above, upon consummation of the Merger, all outstanding Company Options were automatically vested and cancelled in exchange for Option Consideration. See “Grants of Plan-Based Awards” below in this Form 10-K for the Grants of Plan-Based Awards table, which shows the Company Option grants made to the named executive officers in the 2014 fiscal year.
Performance Share Awards
In 2012 and 2013, the Executive Compensation Committee granted Performance Share Awards to our named executive officers under the Long-Term Incentive Plan instead of time-vested Restricted Stock awards. Our named executive officers were granted a mix of Company Options (50% by number, not by value) and Performance Share Awards (50%

SAFEWAY INC. AND SUBSIDIARIES

by number, assuming target level performance). As noted above, the Executive Compensation Committee determined appropriate amounts of long-term incentive compensation to be paid to the CEO, the Executive Vice Presidents and the Senior Vice Presidents by examining competitive data ranges of compensation levels around the median compensation peer group level and taking into account recent Company performance. The Executive Compensation Committee also considered individual factors, in a subjective manner, in determining amounts of long-term incentive compensation, including the executive’s experience, achievements, leadership, teamwork and value to the Company.
2012-2014 Performance Share Awards
Under the 2012-2014 Performance Share Award program, Performance Share Awards were measured and realized over three performance periods as follows: January 1, 2012 through December 29, 2012; January 1, 2012 through December 28, 2013; and January 1, 2012 through January 3, 2015. Each Performance Share Award represented the right to receive, if and to the extent designated performance goals within the three performance periods were satisfied, a share of Company common stock following completion of the performance period. At the end of each performance period, shares underlying Performance Share Awards were distributed in shares of Company common stock based upon the level of achievement of the financial performance target set for that cycle. If we failed to meet threshold performance after three years, no shares were earned and no payout of shares was made with respect to that period. If our performance exceeded the target performance goals, the named executive officer was entitled to receive additional shares of Company common stock above the target number, subject to a specified maximum contained in the award. For the 2012-2014 Performance Share Award program, shares underlying Performance Share Awards (if earned) were distributed at the end of each performance period based on financial performance targets for each of those periods. There was a cap on the number of shares that could be distributed at the end of each of the first and second performance periods, with the opportunity for the named executive officer to earn additional shares above the caps in the third performance period if the cumulative performance for three years exceeded the level of the caps.
For the 2012-2014 Performance Share Awards, the performance measure under the program was earnings per share of Company common stock determined on a compound annual growth basis (the “EPS CAGR”) compared to the EPS CAGRs of the companies in the S&P 500 for each performance period. The Executive Compensation Committee selected EPS CAGR because earnings per share is an important financial metric in our industry as well as in other industries, and because earnings per share bore a direct relationship to value appreciation for our stockholders.
The Performance Share Award goals for the 2012-2014 performance periods were as follows:

•
if our EPS CAGR was less than 80% of the median of the EPS CAGRs of the companies in the S&P 500 during the performance period, no shares underlying the Performance Share Awards for that cycle would be earned;

•
if our EPS CAGR was equal to 80% of the median of the EPS CAGRs of the companies in the S&P 500, 50% of the target number of shares underlying the Performance Share Awards for that cycle would be earned;

•
if our EPS CAGR was equal to the median of the EPS CAGRs of the companies in the S&P 500, 100% of the target number of shares underlying the Performance Share Awards for that cycle would be earned; and

•	if our EPS CAGR was in the top quartile of the EPS CAGRs of the companies in the S&P 500, the maximum number of shares underlying the Performance Share Award for that cycle would be earned.
Notwithstanding our EPS CAGR results, if our total stockholder return (“TSR”) during the performance period was negative, then the number of shares earned based on our EPS CAGR results could be no more than 100% of the target number of shares underlying the Performance Share Award. Notwithstanding our EPS CAGR results, no shares could be earned and awarded above 100% of the target number of shares underlying the Performance Share Award unless our TSR for the performance period equaled or exceeded the median TSR of the companies in the S&P 500.
For performance above the threshold but between the milestones, the actual number of Performance Share Awards that were earned was based on a straight-line, mathematical interpolation between the applicable goals. In determining whether the performance goals were achieved, the Executive Compensation Committee was empowered to make adjustments for specified corporate events.
As indicated above, in connection with the Merger, each named executive officer was paid at 100% of target performance for the second and third performance periods for the 2012-2014 Performance Share Award program. The 2012-2014

SAFEWAY INC. AND SUBSIDIARIES

Performance Share Awards are included in the table under “Outstanding Equity Awards at Fiscal Year-End” below in this Form 10-K.
2013-2015 Performance Share Awards
Under the 2013-2015 Performance Share Award program, Performance Share Awards were scheduled to be measured and realized over a single three-year performance period: December 30, 2012 through January 2, 2016, to the extent performance goals for the three-year period were achieved. The performance goals under the 2013-2015 Performance Share Award program were the same as the goals for the 2012-2014 Performance Share Award program discussed under “2012-2014 Performance Share Awards” above, except that they only applied to the three-year performance period, and shares underlying Performance Share Awards, if and to the extent earned, would only have been distributed at the end of the three-year performance period. In connection with the Merger, awards with respect to the performance goals for the 2013-2015 period were paid at 100% of target performance.
2014-2016 Performance Share Awards
For the 2014-2016 Performance Share Award program, the performance measures were based on the Company’s achievement of annual goals related to ROIC and revenue growth and the Company’s relative TSR for the three-year performance period as compared to the S&P 500. Revenue growth is a measure that is easy to understand and that was favored by our analysts, while ROIC captures both our income and balance sheet performance. TSR provided a check on our financial performance and connected payouts to performance of shares of Company common stock. Payouts under the program could range from 0% to 200% of target based on the financial measures that were set annually and may have been modified up or down by up to 25% based on our relative TSR performance over the three-year period. The target number of performance shares were divided into three equal tranches. Payment of shares with respect to each tranche was contingent on the attainment of the annual performance goals for the performance period corresponding to such tranche and the TSR performance multiplier.
The table below sets forth the 2014 ROIC and revenue growth targets. In connection with the Merger, awards with respect to the performance goals for the 2014-2016 period were paid at 100% of target performance.

	Identical-store Sales (excluding fuel)	ROIC (1)	Performance Share Awards Payout (% of target shares for first tranche)
Minimum Performance	2.4%	6.78%	50%
Target Performance	5.4%	7.68%	100%
Maximum Performance	6.4%	8.58%	200%
_______________

(1)	ROIC defined as (After-tax operating profit)/(average equity + debt, net of cash).
See the Grants of Plan-Based Awards table under “Grants of Plan-Based Awards” found below in this Form 10-K for the threshold, target and maximum shares that were granted to each named executive officer during 2014 with respect to the 2014-2016 Performance Share Award program.
Restricted Stock and Restricted Stock Units
For 2014, 25% of the annual Long-Term Incentive Plan award value was granted in the form of Restricted Stock Units, adding an appropriate element of retention to our equity program. The 2014 Restricted Stock Unit awards were scheduled to vest over a three-year period. See “Grants of Plan-Based Awards” below in this Form 10-K for the Grants of Plan-Based Awards table, which shows the Restricted Stock Unit grants made to the named executive officers in the 2014 fiscal year. Upon consummation of the Merger, all Restricted Stock and Restricted Stock Units were automatically vested and converted into Restricted Stock Consideration and RSU Consideration, respectively.

SAFEWAY INC. AND SUBSIDIARIES

Restricted Stock of Blackhawk
Blackhawk is engaged in businesses related to, but different from, our food retail business. Blackhawk provides prepaid products and payment and other services to consumers through a network of retail store locations and various online channels.
In an effort to encourage the growth of Blackhawk for the benefit of the Company and our stockholders while Blackhawk was a Company subsidiary, and to retain executives viewed as important to our success, in 2006, the Executive Compensation Committee approved a restricted stock program at Blackhawk. Restricted shares of Blackhawk common stock were awarded to key Blackhawk executives. In addition, restricted shares of Blackhawk common stock were awarded to our executives whom the Executive Compensation Committee believed were particularly responsible for the continued and future growth of Blackhawk. In 2009, the Board approved an award of Blackhawk restricted stock to one of our named executive officers, Diane Dietz, who joined the Company in 2008. No grants of Blackhawk restricted stock were made to the named executive officers after 2009.
Blackhawk Spin-Off and Related Adjustments
As noted above, we completed the Blackhawk Spin-Off on April 14, 2014 (“Completion Date”). Effective as of the Completion Date: (i) the exercise price per share of each Company Option was reduced by an amount equal to the volume weighted average trading price of the Blackhawk common shares subject to the Blackhawk Spin-Off on the first day of regular way trading following the consummation of the Blackhawk Spin-Off (the “Blackhawk FMV”) multiplied by the Blackhawk dividend ratio used in the Blackhawk Spin-Off (the “Blackhawk Dividend Value”); (ii) the number of shares of Company common stock subject to each Restricted Stock Unit was increased by a number of shares of Company common stock equal to (A) the number of shares of Company Common stock subject to such Restricted Stock Unit multiplied by the Blackhawk Dividend Value, divided by (B) the closing price per share of the Company common stock on the same day the Blackhawk FMV was determined; (iii) the target number of shares of Company common stock set forth in the Performance Share Awards was increased by a number of shares of Company common stock equal to (A) the target number of shares of Company common stock set forth in such Performance Share Award multiplied by the Blackhawk Dividend Value, divided by (B) the closing price per share of the Company common stock on the same day the Blackhawk FMV was determined; and (iv) the common shares of Blackhawk received by holders of Restricted Stock in connection with the Blackhawk Spin-Off were authorized by the Executive Compensation Committee to be subject to lesser forfeiture restrictions as set forth in the applicable Restricted Stock award agreements until April 28, 2014.
Retirement Plans
As noted above, we provide retirement benefits to our executive officers so our compensation package can be competitive with those retirement benefits provided by similar companies. Retirement benefits provide some degree of financial stability and certainty for our executives, helping to attract and retain desirable executives.
Retirement, or pension, benefits are provided to our executive officers under the Employee Retirement Plan (the “ERP”), a tax-qualified defined benefit pension plan, and the Retirement Restoration Plan and Retirement Restoration Plan II, both of which are non-qualified and unfunded defined benefit plans (the “Retirement Restoration Plans,” and together with the ERP, the “Retirement Plans”). The Retirement Restoration Plans provide benefits to certain employees, including executive officers, that cannot be paid under the ERP due to Internal Revenue Code of 1986, as amended (the “Code”), limitations on the amount of compensation that may be taken into account for determining benefit accruals and the amount of benefits that may be paid under the ERP. The Retirement Restoration Plans also take into account all compensation deferred under our Executive Deferred Compensation Plans for purposes of determining such benefits.
For more detailed discussions of the Retirement Plans, please see “Post-Employment Compensation - Pension Benefits” below in this Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Death Benefits
We provide modest death benefits to executives who are Senior Vice Presidents or higher under the Retirement Restoration Plans. Approximately 25 of our current executives are eligible for these death benefits. For a detailed description of these benefits, see “Post-Employment Compensation - Pension Benefits” below in this Form 10-K. We believe these benefits help make our overall compensation package competitive and that they are reasonable within the overall structure of our compensation programs. In December 2008, the Board amended the special death benefit under the Retirement Restoration Plans to eliminate the post-retirement death benefit for any then-current employees below the level of Senior Vice President who are promoted to the position of Senior Vice President or higher on or after December 15, 2008, and for any new employees who join the Company on or after December 15, 2008.
Beginning in 2014, our Company Option and Restricted Stock Unit awards provided for accelerated vesting in the event of death. In addition, awards that were granted at least 12 months prior to a qualifying retirement or any time prior to a permanent disability continued to become exercisable, in the case of Company Options, or paid out, in the case of Restricted Stock Unit awards, based on the same vesting schedule in place for the award prior to such termination. A qualifying retirement was defined as a termination at age 58 or older after at least seven consecutive years of service to the Company. The Company believes that these protections contributed to a competitive compensation program for our employees. As noted above, upon closing of the Merger, all Company Options and Restricted Stock Unit awards were cancelled in exchange for consideration as set forth earlier in this Form 10-K.
Other Elements of Compensation
Executive Deferred Compensation Plans
We offer the Executive Deferred Compensation Plans, in which eligible officers, including executive officers, are able to participate. The Executive Deferred Compensation Plans allow the participating officer to defer his or her salary or bonus and to have those deferrals mirror the investment performance of a selection of mutual funds. We do not contribute funds to the individual accounts of our executive officers under the Executive Deferred Compensation Plans.
For a more detailed description of the Company’s Executive Deferred Compensation Plans, please see “Non-Qualified Deferred Compensation” below in this 10-K.
Perquisites
Corporate Aircraft. Mr. Edwards, as CEO, is permitted to use the Company aircraft for personal air travel, in addition to business travel. The Board has set guidelines to limit the incremental cost to the Company of the corporate aircraft based on the CEO’s personal use. Incremental cost is calculated on the basis of our variable operating costs, including fuel costs, mileage, trip-related maintenance, on-board catering, landing/ramp fees and other variable costs. Making the Company aircraft available to our CEO allows him to efficiently and securely conduct business during both business and personal trips. The Board believes that the value to the Company of making the Company aircraft available to the CEO, in terms of safety, security and efficiency, is greater than the incremental cost we incur to make the aircraft available to the CEO. Other executive officers are generally discouraged from making personal use of the Company aircraft, either by taking personal trips or by having non-business passengers accompany them on business trips.
Financial Planning. We make available to our executive officers the services of a financial planning firm. The firm offers services, paid for by us, valued at $15,000 for the executive’s first year with the firm, and $10,000 for each year after the first year. The executive is responsible for income taxes on any services provided through this program.
Relocation. In circumstances where the Company is recruiting an executive candidate who would have to relocate to accept our job offer, we provide such executive with relocation assistance pursuant to the Company’s relocation program, which includes travel, shipping household goods, temporary housing and participation in a home sale program. Our relocation program is an important tool for us to recruit and retain key management talent and allocate our talent as best fits the Company’s objectives. The Company provides a tax gross-up with respect to relocation expenses, as

SAFEWAY INC. AND SUBSIDIARIES

we believe such relocation expenses benefit the Company and are expenses that the executive incurs as a direct result of the Company’s request.
We believe the perquisites described above are necessary and appropriate for reasons of Company efficiency and to provide competitive compensation to our executive officers. We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the perquisites we offer.
Other Employee Benefits
We also provide other customary employee benefits so that our overall compensation package is competitive. As of January 1, 2012, we pay for life insurance for each corporate employee (including executive officers) in an amount equal to the employee’s annual salary, up to a maximum of $500,000. The employee is responsible for the income tax for any amount exceeding $50,000 in coverage. We offer medical plans, dental plans, vision plans and disability insurance plans, for which executives are charged the same rates as all other employees.
Severance and Change in Control Related Benefits
Historically, we had not entered into severance or change in control agreements with our executive officers providing for cash payments in the event of the executive’s termination.
The Executive Compensation Committee determined that our historical practice regarding severance was not consistent with the general practice of our peer group. Effective February 19, 2014, we adopted the Safeway Inc. Executive Severance Plan (the “Executive Severance Plan”), which provides for the payment of severance and other benefits to employees of the Company at the level of Vice President or above, including executive officers, in the event of a termination of employment with the Company without Cause or for Good Reason, as such terms are defined in “Other Potential Post-Employment Payments” in this Form 10-K. The Executive Severance Plan provides that in the event of such a termination, executive officers will be eligible to receive continued payment of base salary and payment of COBRA premiums or contributions under the Safeway Inc. Welfare Benefits Plan for Retirees (the “Welfare Benefits Plan”), or the equivalent, for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), in addition to a pro-rated cash bonus upon attainment of the applicable performance criteria. The Executive Severance Plan further provides that in the event of a termination without Cause or for Good Reason during the 24-month period following a change in control, executive officers will be eligible to receive a lump sum payment equal to their base salary for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), payment of COBRA premiums or contributions under our Welfare Benefits Plan, or the equivalent, for two years (in the case of the CEO) or 18 months (in the case of Executive Vice Presidents), and a lump sum payment equal to their target cash bonus for the year of termination. For a detailed description of the benefits under the Executive Severance Plan, see “Other Potential Post-Employment Payments” below in this Form 10-K.
Retention Bonus Program
On March 6, 2014, the Executive Compensation Committee approved and adopted the Safeway Inc. Retention Bonus Plan (the “Retention Bonus Plan”) for certain of our key employees, including our named executives officers (other than the CEO). The Retention Bonus Plan provides for the payment of a cash retention bonus to each participant on each of March 6, 2015 and March 6, 2016, subject to remaining employed through each such date, in an amount equal to a percentage of the participant’s annual base salary as in effect on March 6, 2014, in an amount ranging from 25% to 37.5%. For Executive Vice Presidents participating in the Retention Bonus Plan, including each of the named executive officers (other than the CEO), each bonus payment will be equal to 37.5% of their annual base salary. Notwithstanding the foregoing, in the event a participant’s employment with the Company is terminated without Cause or for Good Reason (as the terms “Cause” and “Good Reason” are defined in the Executive Severance Plan), the participant will be entitled to receive any unpaid cash retention bonus amounts in a lump sum as soon as practicable following termination.
The Executive Compensation Committee delegated all of its duties and authority under the Retention Bonus Plan to the Company’s CEO, who acts as administrator of the plan.

SAFEWAY INC. AND SUBSIDIARIES

Mr. Bocian, Ms. Dietz and Ms. Renda also executed Separation Agreements (described below), providing for certain payments, which were made upon the close of the Merger and in connection with their resignations in lieu of any payment entitled to them under the Retention Bonus Plan or Executive Severance Plan.
Separation Agreements
On October 22, 2014, we entered into a separation agreement and general release of claims with each of Peter J. Bocian, the Company’s Executive Vice President and Chief Financial Officer, Diane M. Dietz, the Company’s former Executive Vice President and Chief Marketing Officer and Larree M. Renda, the Company’s former Executive Vice President (collectively, the “Separation Agreements”). Pursuant to the Separation Agreements, each of the executive officers named above agreed to continue his or her employment with us in his or her above-mentioned capacity until such employment was terminated either by us or by the executive (the “Severance Date”), and we agreed that we would not terminate the executive’s employment before the closing date of the Merger unless the termination was for Cause (as such term is defined in the Executive Severance Plan).
Pursuant to the respective Separation Agreements, on the date of the closing of the Merger, Mr. Bocian was paid the sum of $713,037, Ms. Dietz was paid the sum of $1,838,099 and Ms. Renda was paid the sum of $2,243,755, in each case less any applicable withholdings. Additionally, following each executive officer’s resignation and execution of a release of claims against the Company the following payments were or will be made pursuant to the respective Separation Agreements: Mr. Bocian will be paid the sum of $2,072,875, Ms. Dietz was paid the sum of $2,168,016 and Ms. Renda was paid the sum of $2,440,070, in each case less any applicable withholdings. Payments made to each executive officer pursuant to the Separation Agreements satisfied (or will satisfy, in the case of Mr. Bocian) in full any obligations we may have had to such executive officers under the Executive Severance Plan and the Retention Bonus Plan.
Performance Share Award Waiver Agreement
On December 24, 2014, we entered into a Performance Share Award Waiver Agreement with Kelly P. Griffith, the Company’s Executive Vice President, Retail Operations (the “Performance Share Award Waiver Agreement”). Pursuant to the Performance Share Waiver Agreement, Mr. Griffith agreed to irrevocably waive his right to receive any consideration with respect to 4,000 of the Performance Share Awards granted to him pursuant to a Performance Share Award Grant Notice and Agreement, dated March 8, 2013 (“Award Agreement”). In addition, the Performance Share Award Waiver Agreement provides for the payment of a one-time retention bonus to Mr. Griffith in an amount equal to $130,000, payable on the first regular payroll date following January 2, 2016, subject to all applicable withholding taxes, provided Mr. Griffith remains continuously employed with the Company or one of its affiliates through January 2, 2016. Notwithstanding the foregoing, if Mr. Griffith’s employment is terminated without Cause or he resigns for Good Reason (as the terms “Cause” and “Good Reason” are defined in the Award Agreement) on or prior to January 2, 2016, he will remain entitled to receive such cash lump-sum payment as soon as practicable, and in no event later than 30 days after the date of such termination of his employment.
Accelerating Vesting Upon Change in Control
We believe that equity-based compensation motivated our executive officers to increase the market value of our stock and sufficiently aligned our executives’ interests with those of the Company and our stockholders. As a result, our equity agreements historically provided for accelerated vesting upon a change in control. Starting in 2012, our equity agreements, including our Performance Share Award Agreements, provided for double-trigger acceleration of vesting upon a change in control such that equity awards would become fully vested only if the acquiror did not assume the award, or, if the executive’s employment was terminated by the acquiror without Cause or the executive terminated his or her employment for Good Reason (as each such term is defined in the Executive Severance Agreement”) within one year following the change in control.
Upon consummation of the Merger, all Company Options, Restricted Stock and Restricted Stock Units, whether or not then exercisable or vested, as applicable, were accelerated and vested in exchange for consideration according to the terms of the Merger Agreement. In addition, each outstanding Performance Share Award was automatically vested

SAFEWAY INC. AND SUBSIDIARIES

with respect to that number of shares of Company common stock that reflected the achievement of the target performance for any performance periods outstanding at the time we entered into the Merger Agreement and cancelled in exchange for Performance Share Award Consideration as described in this this Form 10-K.
Other Compensation Policies
Timing of Stock Option Grants
Prior to the effective date of the Merger, it was our long-standing practice to set the exercise price for Company Options at the closing trading price for shares of Company common stock on the date of grant. Our policy was to select Company Option grant dates for existing executive officers under the Long-Term Incentive Plan program that were the first day of our insider trading window period after the Executive Compensation Committee meeting approving such grants, with the exercise price set at the closing trading price on that day.
Our policy was that Company Option grant dates for newly hired executive officers were the first business day of the calendar month following the first date of employment. Our policy for newly promoted executive officers was that Company Option grant dates were the first day of our insider trading window period following the fiscal quarter in which such promotion occurred.
The Executive Compensation Committee historically had the sole authority to make Company Option grants to executive officers. The Executive Compensation Committee generally authorized grants to such officers only at a meeting, and the Company Option grant dates selected were no earlier than the date of the meeting.
Equity Ownership Guidelines
As discussed above, we historically had guidelines for stock ownership by our executive officers. We believe these guidelines, which were set forth in our Corporate Governance Guidelines (the “Guidelines”), further linked the interests of our executives and stockholders. Under the Guidelines, the multiple of annual base salary to be owned in stock depended on the executive’s role in the Company, as follows:

Position	Multiple of Base Salary
CEO	6.0x
Executive Vice President	4.0x
Senior Vice President	2.0x

SAFEWAY INC. AND SUBSIDIARIES

The executive officers had until the later of the year 2011 or five years from the date of assuming the position to meet the Guidelines. The Guidelines are no longer in place following the Merger.
Deductibility of Compensation
Section 162(m) of the Code limits the deductibility of compensation paid to certain of the named executive officers to $1 million annually. Compensation that is “qualified performance-based compensation” generally is not subject to the $1 million deduction limit. Amounts paid under our bonus plans and Company Options and Performance Share Awards granted pursuant to the Long-Term Incentive Plan, or other equity plan may be intended to constitute “qualified performance-based compensation” and generally will be fully deductible for tax purposes if the requirements of Section 162(m) are satisfied. Salary and restricted stock awards are subject to the Section 162(m) $1 million deduction limit. We consider the tax deductibility of any element of executive compensation as a factor in our overall compensation program.
Recoupment Policy
In 2009, we adopted a policy that if an executive officer engages in ethical misconduct that causes a material restatement of our financial statements that affects a financial metric used to calculate bonuses, then the Executive Compensation Committee would have the discretion to determine whether recoupment of the portion of any bonus paid to an executive officer within the preceding three years that would not have been paid had there been no ethical misconduct and no restatement of the financials was appropriate under the particular facts and circumstances. The recoupment policy did not apply if the Executive Compensation Committee were to determine that, after making appropriate adjustments to the performance targets for the affected years, any changes in bonus amounts payable based on the restated financial results effectively offset one another.

The following Report of the Board of Directors of the Company is not to be deemed to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act , except to the extent we specifically incorporate it by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.
REPORT OF THE BOARD OF DIRECTORS
The Board of Directors of the Company has reviewed and discussed this CD&A required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has included such CD&A in this Form 10-K.
Howard S. Cohen
Robert L. Edwards
Hersch Klaff
Ethan G. Klemperer
Ronald Kravit
Robert G. Miller
Jay L. Schottenstein

Executive Compensation Committee Interlocks and Insider Participation
During fiscal year 2014, our Executive Compensation Committee was comprised entirely of independent directors. During fiscal year 2014, Mr. Edwards, our Chief Executive Officer and then Chairman of the Board, served on the board of directors of Blackhawk and was a member of its compensation committee, while William Y. Tauscher served as a member of our Board and was the chief executive officer and chairman of the board of directors of Blackhawk. Other than as described above, none of our executive officers served on the board of directors or compensation committee of any other entity that had an executive officer that served on our Board or our Executive Compensation Committee.

SAFEWAY INC. AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation of the named executive officers for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012. The named executive officers are our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers. Columns specified in the SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)(4)	Option Awards (3)(5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total
Robert L. Edwards, Chief Executive Officer and President (9)	2014	$1,246,538	$—	$3,900,028	$1,296,808	$2,203,880	$119,554	$215,621	$8,982,429
	2013	$1,057,842	$—	$3,735,848	$887,416	$876,423	$84,217	$213,382	$6,855,128
	2012	$840,552	$—	$3,126,823	$318,132	$534,862	$83,782	$89,506	$4,993,657
Peter J. Bocian, Chief Financial Officer and Executive Vice President (10)	2014	$731,231	$—	$1,303,508	$433,435	$621,546	N/A	$109,298	$3,199,018
	2013	$589,615	$250,000	$2,529,988	$1,016,000	$357,720	$—	$340,311	$5,083,634
Diane M. Dietz, Executive Vice President and Chief Marketing Officer (10)	2014	$764,793	$—	$1,303,508	$433,435	$650,074	$49,453	$57,043	$3,258,306
	2013	$728,438	$—	$1,402,897	$335,100	$441,943	$37,313	$53,262	$2,998,953
	2012	$696,525	$—	$1,370,823	$318,132	$394,129	$41,294	$43,906	$2,864,809
Kelly P. Griffith, Executive Vice President, Retail Operations (11)	2014	$731,231	$—	$1,303,508	$433,435	$621,546	$75,627	$49,496	$3,214,843
	2013	$652,212	$—	$1,407,084	$322,596	$389,217	$5,011	$48,394	$2,824,514
Larree M. Renda, Executive Vice President (10) (12)	2014	$860,763	$—	$1,303,508	$433,435	$731,649	$746,464	$71,943	$4,147,762
	2013	$819,846	$—	$1,402,897	$335,100	$497,401	$—	$66,762	$3,122,006
	2012	$770,829	$—	$1,897,623	$318,132	$436,173	$557,571	$59,156	$4,039,484
__________________________________________

(1)
This amount is the named executive officer’s base compensation, which consists of the regular weekly base salary rate, excluding moving expenses, bonus pay and other payments that are not considered part of the computation of regular weekly salary rate, multiplied by the number of weeks (52 weeks) worked during 2014, 2013 and 2012. This amount also includes amounts earned but deferred at the election of the executive officer under our Deferred Compensation Plans, which were terminated upon consummation of the Merger with distributions made in the manner discussed in the “Compensation Discussion and Analysis.”

(2)
Mr. Bocian joined the Company as Executive Vice President and Chief Financial Officer effective February 19, 2013 and he received a one-time initial cash sign-on bonus in the amount of $250,000. Mr. Bocian intends to resign from his employment with the Company in March 2015.

SAFEWAY INC. AND SUBSIDIARIES

(3)
The amount shown is the aggregate grant date fair value of stock and option awards granted in each year and does not reflect compensation actually received by the named executive officer. Upon consummation of the Merger, all outstanding Restricted Stock, Restricted Stock Units and Company Option awards automatically vested and were cancelled in exchange for consideration as discussed in the “Compensation Discussion and Analysis.”

(4)
This amount consists of the aggregate grant date fair value of grants of our Restricted Stock and Performance Share Awards in fiscal years 2014, 2013 and 2012, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, “Compensation - Stock Compensation.” The range of potential payments under the Performance Share Awards granted in fiscal year 2014 (assuming threshold, target and maximum performance) is set forth below. For a description of the assumptions used to calculate the grant date fair values, see Note L to the Consolidated Financial Statements in this Form 10-K. Upon consummation of the Merger, all outstanding Performance Share Awards were automatically vested based on target performance with respect to any outstanding performance periods and were cancelled in exchange for the Performance Share Award Consideration.

Name	Threshold Amount	Target Amount (Reported)	Maximum Amount
Robert L. Edwards	$1,300,005	$2,600,010	$5,200,020
Peter J. Bocian	$434,508	$869,015	$1,738,030
Diane M. Dietz	$434,508	$869,015	$1,738,030
Kelly P. Griffith	$434,508	$869,015	$1,738,030
Larree M. Renda	$434,508	$869,015	$1,738,030

(5)
This amount consists of the aggregate grant date fair value of grants of Company Options in fiscal years 2014, 2013 and 2012, as applicable, computed in accordance with FASB ASC Topic 718. For a description of the assumptions used to calculate the grant date fair values, see Note L to the Consolidated Financial Statements in this Form 10-K. All Company Options granted to the named executive officers in 2014, 2013 and 2012 had an exercise price equal to the closing sale price of shares of Company common stock on the date of grant. As discussed in the “Compensation Discussion and Analysis” noted earlier in this Form 10-K, upon consummation of the Merger, all outstanding Company Options were automatically vested and cancelled in exchange for Option Consideration.

(6)
This amount consists of the cash bonuses awarded under our Operating Bonus Plan to each of the named executive officers for 2014, 2013 and 2012 and our Capital Bonus Plan for 2013 and 2012. The amounts disclose the actual bonuses earned for 2014, 2013 and 2012 performance. These amounts also include amounts earned but deferred at the election of the executive officer under our Deferred Compensation Plans. For additional explanation of the non-equity incentive plan compensation amounts paid, see “Compensation Discussion and Analysis -- Elements of Compensation -- Annual Bonuses” above in this Form 10-K.

(7)
This amount shows the change in pension value in fiscal years 2014, 2013 and 2012, as applicable. There were no above-market or preferential earnings for any of the named executive officers in fiscal years 2014, 2013 and 2012 under our executive deferred compensation plans.

(8)
This amount consists of all other compensation for the named executive officers. Included are amounts reflecting the aggregate incremental cost to the Company of providing personal use of the Company aircraft to the named executive officers. Such aggregate incremental cost is calculated on the basis of the additional variable operating costs to us, including fuel costs, mileage, trip-related maintenance, on-board catering, landing/ramp fees and other miscellaneous variable costs, resulting from such personal use. Fixed costs, which do not change based on usage, such as aircraft purchase costs, pilot salaries and the cost of maintenance not related to trips, are excluded from the calculation of incremental cost. For 2014, our aggregate incremental cost related to Mr. Edwards’ personal use of the Company aircraft was $70,242. There were no incremental costs for personal use of Company aircraft for the other named executive officers. For Mr. Edwards for 2014 includes our cost for financial planning services provided by a financial planning firm of $9,000 and Ms. Dietz, Mr. Griffith and Ms. Renda, 2014 includes our cost for financial planning services provided by a financial planning firm of $10,000 each. For Mr. Bocian, 2014 includes $7,000 towards relocation allowances. Included for all named executive officers are cash dividends earned on unvested restricted stock.

(9)	Mr. Edwards was promoted to the position of Chief Executive Officer effective May 15, 2013.

(10)
Ms. Dietz and Ms. Renda resigned effective January 31, 2015. Pursuant to each officer’s respective Separation Agreement with the Company, on the date of the closing of the Merger (January 30, 2015), Mr. Bocian was paid the sum of $713,037, Ms. Dietz was paid the sum of $1,838,099 and Ms. Renda was paid the sum of $2,243,755, in each case less any applicable withholdings. Additionally, following each executive’s resignation and release of claims against the Company the following payments

SAFEWAY INC. AND SUBSIDIARIES

were or will be made pursuant to the respective Separation Agreements: Mr. Bocian will be paid the sum of $2,072,875, Ms. Dietz was paid the sum of $2,168,016 and Ms. Renda was paid the sum of $2,440,070, in each case less any applicable withholdings. Payments made to the executive officers pursuant to the Separation Agreements satisfied (or will satisfy, in the case of Mr. Bocian) in full any obligations the Company may have had to such executive officers under the Executive Severance Plan and the Retention Bonus Plan.

(11)	Mr. Griffith was promoted to the position of Executive Vice President and became an executive officer effective March 17, 2013.

(12)	For 2013, the change in pension value for Ms. Renda was ($141,833).

SAFEWAY INC. AND SUBSIDIARIES

GRANTS OF PLAN-BASED AWARDS
The following table sets forth information for each of our named executive officers with respect to all grants of plan-based awards in the fiscal year ended January 3, 2015.

Name	Date of Executive Compensa-tion Committee Action	Grant Date(1)	Plan(2)	Est Future Payouts Under Non-Equity Incentive Plan Awards (3)			Est Future Payouts Under Equity Incentive Plan Awards (6)			All Other Stock Awards: Number of Shares of Stock or Units (7)	All Other Option Awards: Number of Securities Underlying Options (8)	Exercise or Base Price of Option Awards ($/Sh)(9)	Grant Date Fair Value of Stock and Option Awards (10)
				Threshold (4)	Target (4)	Maximum (5)	Threshold	Target	Maximum
Robert L. Edwards	2/12/2014	3/3/2014	2007 Equity Plan								159,509	$38.02	$1,296,808
	2/12/2014	3/3/2014	2007 Equity Plan				37,143	74,286	148,572				$2,600,010
	2/12/2014	3/3/2014	2007 Equity Plan							34,193			$1,300,018
			Operating Bonus Plan	$—	$1,620,499	$3,240,999
Peter J. Bocian	2/12/2014	3/3/2014	2011 Equity Plan								53,313	$38.02	$433,435
	2/12/2014	3/3/2014	2011 Equity Plan				12,415	24,829	49,658				$869,015
	2/12/2014	3/3/2014	2011 Equity Plan							11,428			$434,493
			Operating Bonus Plan	$—	$457,019	$914,039
Diane M. Dietz	2/12/2014	3/3/2014	2011 Equity Plan								53,313	$38.02	$433,435
	2/12/2014	3/3/2014	2011 Equity Plan				12,415	24,829	49,658				$869,015
	2/12/2014	3/3/2014	2011 Equity Plan							11,428			$434,493
			Operating Bonus Plan	$—	$477,996	$955,991
Kelly P. Griffith	2/12/2014	3/3/2014	2011 Equity Plan								53,313	$38.02	$433,435
	2/12/2014	3/3/2014	2011 Equity Plan				12,415	24,829	49,658				$869,015
	2/12/2014	3/3/2014	2011 Equity Plan							11,428		$23.51	$434,493
			Operating Bonus Plan	$—	$457,019	$914,039
Larree M. Renda	2/12/2014	3/3/2014	2011 Equity Plan								53,313	$38.02	$433,435
	2/12/2014	3/3/2014	2011 Equity Plan				12,415	24,829	49,658				$869,015
	2/12/2014	3/3/2014	2011 Equity Plan							11,428			$434,493
			Operating Bonus Plan	$—	$537,977	$1,075,954
___________________________________________________

(1)
In accordance with our policy regarding the timing of Company Option grants, the grant date for fiscal year 2014 Company Option grants under our Long-Term Incentive Plan program was the first day of our insider trading window period after the Executive Compensation Committee meeting at which such grants were approved.

(2)
During fiscal 2014, for our executive officers, we maintained the Operating Bonus Plan, the 2007 Equity Plan, the 2011 Equity Plan and the Blackhawk Plan. Each such plan was terminated in connection with the Merger. Additional descriptions of each plan can be found in the narrative below.

SAFEWAY INC. AND SUBSIDIARIES

(3)
Payouts under the Operating Bonus Plan were based on performance in 2014. The information in the Threshold, Target and Maximum columns reflects the range of possible payouts when the performance goals were set in February 2014. The amounts actually paid under the Operating Bonus Plan for 2014 are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” above in this Form 10K.

(4)
Pursuant to the Operating Bonus Plan, performance below a specific threshold would result in no payment with respect to that performance goal. Performance at or above these minimums would result in a payment from $0 up to the maximum bonus amounts. The target levels under the Operating Bonus Plan for the 2014 fiscal year were for identical-store sales growth of 2.3% (excluding fuel) and EBITDA of $1,541 million.

(5)
Pursuant to the Operating Bonus Plan, the amounts shown in this column for 2014 for Mr. Edwards represent 260% of his base compensation, and for Mr. Bocian, Ms. Dietz, Mr. Griffith and Ms. Renda, 125% of their base compensation.

(6)
Represents the range of potential payments of shares underlying Performance Share Awards granted to the named executive officers during 2014 pursuant to the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for our other named executive officers). Payments were based on performance relative to the companies in the S&P 500 measured on the compounded annual growth rate of EPS, and range from 0% to 200% of the target amount. See “Compensation Discussion and Analysis” above in this Form 10-K for a more detailed description of the performance measures. As noted in the “Compensation Discussion and Analysis” above in this Form 10-K, in connection with the Merger, upon consummation of the Merger, all Performance Share Awards were automatically vested based on performance at target and canceled in exchange for Performance Share Award Consideration.

(7)
Represents Restricted Stock Units granted to the named executive officer during 2014 pursuant to the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for our other named executive officers). Such Restricted Stock Units were scheduled to vest 33.33% per year with vesting dates of March 3, 2015, March 3, 2016 and March 3, 2017. Upon consummation of the Merger, all outstanding Restricted Stock Units became vested and canceled in exchange for RSU Consideration.

(8)
Represents Company Options granted to the named executive officers during 2014 pursuant to the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for the other named executive officers). Such Company Options were scheduled to vest 25% per year with vesting dates of March 3, 2015, March 3, 2016, March 3, 2017 and March 3, 2018. Upon consummation of the Merger, all outstanding Company Options became vested and canceled in exchange for Option Consideration.

(9)
Represents the fair market value of shares of Company common stock on the date of grant, based on the closing market price of shares of Company common stock on such date as reported in The Wall Street Journal.

(10)	See Note L to the Consolidated Financial Statements in this Form 10-K for an explanation of the assumptions made in the valuation of the Company Option and stock awards.

SAFEWAY INC. AND SUBSIDIARIES

Description of the Operating Bonus Plan
Bonus Awards
Eligibility. Prior to the consummation of the Merger, each of our executive officers (including our CEO) was eligible for a bonus award for each fiscal year in an amount equal to a pre-established percentage, determined by the Executive Compensation Committee, of the amount obtained by multiplying the executive officer’s regular weekly base salary rate by the number of weeks during a pre-established plan year that the executive served as an executive officer, up to a maximum bonus of $3 million in the case of the CEO and $1.5 million in the case of the other executive officers. An executive officer is defined as an officer subject to Section 16(a) of the Exchange Act.
Business Criteria. For 2014, each executive officer’s bonus was based on a pre-established performance target which included one or more of the following components: (i) identical-store sales growth; and (ii) EBITDA. For purposes of such goal, identical-store sales growth and EBITDA included all of our continuing operations.
Bonus Amount. The bonus award for any executive officer was based on the achievement of specified levels above the performance target, but the Executive Compensation Committee, in its discretion, was authorized to reduce the amount payable to any executive officer. Prior to the payment of a bonus award to an executive officer, the Executive Compensation Committee was required to certify in writing the level of the performance goals attained.
Adjustments to Performance Components
The Operating Bonus Plan provided that for each fiscal year, the Executive Compensation Committee could provide for adjustments (as determined in accordance with GAAP) to any of the performance components for one or more items of gain, loss, profit or expense (i) determined to be extraordinary or unusual in nature or infrequent in occurrence, (ii) related to the disposal of a segment of a business, (iii) related to a change in accounting principles under GAAP, (iv) related to discontinued operations not qualifying as a business segment under GAAP, or (v) attributable to the business operations of any entity acquired by us during such fiscal year.
General
Base Salary Adjustments. Any change in base salary affected after the first day of the fiscal year could be taken into account, on a proportionate basis, in computing any bonus award for the fiscal year.
Method of Payment. Each bonus award was paid, at the option of the recipient, in cash or in shares of Company common stock, or in any combination of cash and shares of Company common stock. Stock bonuses were awarded in accordance with the provisions of the 2007 Equity Plan (for our CEO) and the 2011 Equity Plan (for our other executive officers). For 2014, all bonuses under the Operating Bonus Plan were paid in cash.
Accounting Practices. The components of a performance target were determined in accordance with our accounting practices in effect on the first day of the fiscal year, subject to the adjustments described above.
Amendment. The Operating Bonus Plan could be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board. However, to the extent required by Section 162(m) of the Code with respect to bonus awards that the Executive Compensation Committee determined were intended to qualify as performance-based compensation as described in Section 162(m)(4)(C) of the Code, no action of the Board could modify the performance targets, target bonus awards or the percentages to be used to determine such bonus awards after the first 90 days of the fiscal year with respect to which such bonus awards related.

Description of the 2007 Equity Plan
In May 2007, our stockholders approved the 2007 Equity Plan. No awards were made under the 1999 Equity Plan (which expired in 2009) since the 2007 Equity Plan became effective. In May 2011, our stockholders approved the

SAFEWAY INC. AND SUBSIDIARIES

2011 Equity Plan. Except for awards to our CEO, no awards were made to our executive officers under the 2007 Equity Plan since the 2011 Equity Plan became effective.
General Nature and Purpose. The principal purpose of the 2007 Equity Plan was to provide additional incentive for our directors, key employees and consultants (and the employees and consultants of our subsidiaries) to further our growth, development and financial success, and the growth, development and financial success of our subsidiaries, by personally benefiting through the ownership of Company common stock, or other rights that recognize such growth, development and financial success. The 2007 Equity Plan provided for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments.
Administration of the 2007 Equity Plan. The Executive Compensation Committee was the administrator of the 2007 Equity Plan. The Executive Compensation Committee had the power to: select which directors, employees and consultants received awards and the terms of such awards, consistent with the 2007 Equity Plan; determine whether Company Options were non-qualified stock options or incentive stock options, or whether awards were to be “qualified performance-based compensation” under Section 162(m) of the Code; construe and interpret the terms of the 2007 Equity Plan and awards granted pursuant to the 2007 Equity Plan; adopt rules for the administration, interpretation and application of the 2007 Equity Plan; interpret, amend or revoke any of the rules adopted for the administration, interpretation and application of the 2007 Equity Plan; and amend one or more outstanding awards in a manner that did not adversely affect the rights and obligations of the holder of such award (except in certain limited circumstances).
Awards Under the 2007 Equity Plan. The 2007 Equity Plan provided that the administrator had authority to grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award was set forth in a separate agreement with the person receiving the award and indicated the type, terms and conditions of the award.
Award Limits. The 2007 Equity Plan provided that (i) awards covering not more than 2,000,000 shares of Company common stock could be granted to any of our executive officers in any calendar year or to any employee (other than an executive officer) in the calendar year of his or her hiring, and awards covering not more than 800,000 shares of Company common stock could be granted to any employee (other than an executive officer) in any subsequent year, and (ii) awards covering not more than 800,000 shares of Company common stock could be granted to any consultant in any year, in each case, subject to adjustment under certain circumstances in order to prevent the dilution or enlargement of the potential benefits intended to be made available under the 2007 Equity Plan. In addition, certain employees - those whose compensation in the year of grant was subject to the limitation on deductibility under Section 162(m) of the Code - could not receive cash-settled performance awards in any calendar year having an aggregate maximum amount payable in excess of $5,000,000.
Counting of Shares Subject to Awards. The number of shares of Company common stock available for issuance under the 2007 Equity Plan were reduced by (i) 2.5 shares of Company common stock for each one share delivered in settlement of any “full value award” granted under the 2007 Equity Plan, which was any award other than a Company Option or stock appreciation right, and (ii) one share of Company common stock for each share of Company common stock delivered in settlement of all other awards granted under the 2007 Equity Plan. In the event of any termination, expiration, lapse or forfeiture of an award granted under the 2007 Equity Plan, any shares of Company common stock subject to the award at such time were again made available for future grants under the 2007 Equity Plan. The add back of shares of Company common stock due to the replenishment provisions under the 2007 Equity Plan was 2.5 shares of Company common stock for each share of Company common stock subject to a full value award that was surrendered or repurchased pursuant to the terms of the 2007 Equity Plan. In no event, however, were any shares of Company common stock again available for future grants under the 2007 Equity Plan if such action would cause an incentive stock option to fail to qualify as an incentive stock option under Section 422 of the Code.
Termination of the 2007 Equity Plan. Upon consummation of the Merger, the 2007 Equity Plan was terminated and no further equity grants will be made thereunder. All outstanding equity awards under the 2007 Equity Plan were automatically vested and cancelled in exchange for the Merger Consideration, as discussed more fully in the “Compensation Discussion and Analysis” section set forth above in this Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Description of the 2011 Equity Plan
In May 2011, our stockholders approved the 2011 Equity Plan. Our CEO was not eligible to participate in the 2011 Equity Plan.
General Nature and Purpose. The principal purpose of the 2011 Equity Plan was to provide additional incentive for our directors and key employees (other than our CEO) and consultants (and the employees and consultants of our subsidiaries) to further the growth, development and financial success of the Company and our subsidiaries by personally benefiting through the ownership of shares of Company common stock, or other rights that recognize such growth, development and financial success. The 2011 Equity Plan provided for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments.
Administration of the 2011 Equity Plan. The Executive Compensation Committee was the administrator of the 2011 Equity Plan. The Executive Compensation Committee had the power to: select which directors, employees and consultants received awards and the terms of such awards, consistent with the 2011 Equity Plan; determine whether options were non-qualified stock options or incentive stock options, or whether awards were “qualified performance-based compensation” under Section 162(m) of the Code; construe and interpret the terms of the 2011 Equity Plan and awards granted pursuant to the 2011 Equity Plan; adopt rules for the administration, interpretation and application of the 2011 Equity Plan; interpret, amend or revoke any of the rules adopted for the administration, interpretation and application of the 2011 Equity Plan; and amend one or more outstanding awards in a manner that did not adversely affect the rights and obligations of the holder of such award (except in certain limited circumstances).
Awards Under the 2011 Equity Plan. The 2011 Equity Plan provided that the administrator could grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Each award was set forth in a separate agreement with the person receiving the award and indicating the type, terms and conditions of the award.
Award Limits. The 2011 Equity Plan provided that (i) awards covering not more than 2,000,000 shares of Company common stock could be granted to any executive officer of the Company in any calendar year or to any employee (other than an executive officer) in the calendar year of his or her hiring, and awards covering not more than 800,000 shares of Company common stock could be granted to any employee (other than an executive officer of the Company) in any subsequent year, and (ii) awards covering not more than 800,000 shares of Company common stock could not be granted to any consultant in any year, in each case, subject to adjustment under certain circumstances in order to prevent the dilution or enlargement of the potential benefits intended to be made available under the 2011 Equity Plan. In addition, certain employees - those whose compensation in the year of grant was subject to the limitation on deductibility under Section 162(m) of the Code - could not receive cash-settled performance awards in any calendar year having an aggregate maximum amount payable in excess of $5,000,000.
Counting of Shares Subject to Awards. The number of shares of Company common stock available for issuance under the 2011 Equity Plan was reduced by (i) 2.5 shares of Company common stock for each one share of Company common stock delivered in settlement of any “full value award” granted under the 2011 Equity Plan, which was any award other than a stock option or stock appreciation right, and (ii) one share of Company common stock for each share of Company common stock delivered in settlement of all other awards granted under the 2011 Equity Plan. In the event of any termination, expiration, lapse or forfeiture of an award (other than a full value award) granted under the 2011 Equity Plan, any shares subject to the award at such time were again made available for future grants under the 2011 Equity Plan. The add back of shares of Company common stock due to the replenishment provisions of the 2011 Equity Plan was 2.5 shares of Company common stock for each share of Company common stock subject to a full value award granted under the 2011 Equity Plan that was forfeited, expired or settled in cash. In no event, however, were any shares of Company common stock again available for future grants under the 2011 Equity Plan if such action would cause an incentive stock option to fail to qualify as an incentive stock option under Section 422 of the Code.

SAFEWAY INC. AND SUBSIDIARIES

Termination of the 2011 Equity Plan. Upon consummation of the Merger, the 2011 Equity Plan was terminated and no further equity grants will be made thereunder. All outstanding equity awards under the 2011 Equity Plan were automatically vested and cancelled in exchange for the Merger Consideration, as discussed more fully in the “Compensation Discussion and Analysis” above in this Form 10-K.
Description of the Blackhawk Plan
Under the terms of the Blackhawk Plan, prior to the Blackhawk Spin-Off, we granted restricted stock awards to certain of our executives. The restricted stock awards were in the form of shares of Blackhawk common stock.
Purchase Price. The purchase price of the restricted shares of Blackhawk common stock was par value ($0.001 per share).
Vesting. An executive’s restricted shares were subject to time-based vesting. The executive must have remained employed by us or one of our subsidiaries until the restricted shares vested. The initial awards generally were 20% vested on the grant date (on or about February 24, 2006) and vested in additional cumulative 20% installments on January 31 of each subsequent year through 2010. The subsequent named executive officer award made in May 2009 imposed a similar vesting schedule.
Repurchase of Unvested Shares. Following an executive’s termination of employment, the Company had the right to repurchase any restricted shares that remained unvested at the original par value purchase price.

SAFEWAY INC. AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information for each named executive officer with respect to: (1) each grant of Company Options to purchase shares of Company common stock that was made at any time, had not been exercised and remained outstanding at January 3, 2015; (2) each award of restricted stock that was made at any time, had not vested and remained outstanding at January 3, 2015; and (3) each Performance Share Award that was made at any time, had not been earned or vested and remained outstanding at January 3, 2015. Columns specified in the SEC rules are omitted where there is no amount to report.

	OPTION AWARDS (1)					STOCK AWARDS (2)
									Equity Plan Incentive Awards (3)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Number of Shares or Units of Stock That Have Not Vested	Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested
Robert L. Edwards	97,000	—	(4)	$14.26	3/2/2019	18,154	$637,750	(14)	49,321	$1,732,647	(19)
	44,250	29,500	(7)	$18.39	3/10/2021	25,286	$888,297	(15)	94,736	$3,328,076	(20)
	33,102	33,101	(8)	$17.49	3/8/2022	33,333	$1,170,988	(16)	95,227	$3,345,325	(20)
	21,194	63,581	(10)	$19.58	3/8/2023	38,211	$1,342,352	(18)	83,016	$2,916,352	(21)
	21,304	63,909	(12)	$21.87	7/22/2023
	—	159,509	(13)	$34.00	3/3/2024
Peter J. Bocian	40,000	160,000	(9)	$20.08	3/1/2023	80,000	$2,810,400	(17)	27,746	$974,717	(21)
	—	53,313	(13)	$34.00	3/3/2024	12,771	$448,645	(18)
Diane M. Dietz	55,000	—	(4)	$14.26	3/2/2019	4,539	$159,455	(14)	49,321	$1,732,647	(19)
	177,000	44,250	(5)	$20.65	3/5/2020	25,286	$888,297	(15)	74,301	$2,610,194	(20)
	44,250	29,500	(7)	$18.39	3/10/2021	12,771	$448,645	(18)	27,746	$974,717	(21)
	33,102	33,101	(8)	$17.49	3/8/2022
	16,622	49,866	(10)	$19.58	3/8/2023
	—	53,313	(13)	$34.00	3/3/2024
Kelly P. Griffith	—	6,750	(5)	$20.65	3/5/2020	6,231	$218,895	(14)	30,960	$1,087,625	(19)
	—	5,000	(6)	$16.05	7/26/2020	15,429	$542,021	(15)	47,368	$1,664,038	(20)
	—	20,778	(8)	$17.49	3/8/2022	12,771	$448,645	(18)	25,797	$906,249	(20)
	—	31,790	(10)	$19.58	3/8/2023				27,746	$974,717	(21)
	—	17,314	(10)	$19.49	4/29/2023
	—	53,313	(13)	$34.00	3/3/2024
Larree M. Renda	177,000	44,250	(5)	$20.65	3/5/2020	4,539	$159,455	(14)	49,321	$1,732,647	(19)
	9,250	29,500	(7)	$18.39	3/10/2021	25,286	$888,297	(15)	74,301	$2,610,194	(20)
	—	33,101	(8)	$17.49	3/8/2022	10,000	$351,300	(16)	27,746	$974,717	(21)
	16,622	49,866	(10)	$19.58	3/8/2023	12,771	$448,645	(18)
	—	53,313	(13)	$34.00	3/3/2024

SAFEWAY INC. AND SUBSIDIARIES

______________________________________

(1)
Reflects all Company Options held by the named executive officers as of January 3, 2015. The exercise price of all Company Options was equal to the fair market value of shares of Company common stock on the date of grant, based on the closing market price of shares of Company common stock for such date as reported in The Wall Street Journal. The exercise prices reflect the adjustments made as a result of the Blackhawk Spin-Off, as discussed in the "Compensation Discussion and Analysis" under

"--Blackhawk Spin-Off and Related Adjustments." Upon consummation of the Merger, all outstanding Company Options became vested and cancelled in exchange for Option Consideration.

(2)
Reflects all unvested Restricted Stock awards and unearned Performance Share Awards held by the named executive officers as of January 3, 2015. The number of shares reflects the adjustments made as a result of the Blackhawk Spin-Off, as discussed in the "Compensation Discussion and Analysis" under "--Blackhawk Spin-Off and Related Adjustments." Upon consummation of the Merger, all outstanding Restricted Stock and Performance Share Awards became vested and were cancelled in exchange for Restricted Stock and Performance Share Award Consideration, as applicable.

(3)	Reflects the unvested Performance Share Awards held by the named executive officers as of January 3, 2015.

(4)	Company Options were scheduled to vest 20% per year with vesting dates of 3/2/2011, 3/2/2012, 3/2/2013, 3/2/2014 and 3/2/2015.

(5)	Company Options were scheduled to vest 20% per year with vesting dates of 3/5/2011, 3/5/2012, 3/5/2013, 3/5/2014 and 3/5/2015.

(6)	Company Options were scheduled to vest 20% per year with vesting dates of 7/27/2011, 7/27/2012, 7/27/2013, 7/27/2014 and 7/27/2015.

(7)	Company Options were scheduled to vest 20% per year with vesting dates of 3/10/2012, 3/10/2013, 3/10/2014, 3/10/2015 and 3/10/2016.

(8)	Company Options were scheduled to vest 25% per year with vesting dates of 3/8/2013, 3/8/2014, 3/8/2015 and 3/8/2016.

(9)	Company Options were scheduled to vest 20% per year with vesting dates of 3/1/2014, 3/1/2015, 3/1/2016, 3/1/2017 and 3/1/2018.

(10)	Company Options were scheduled to vest 25% per year with vesting dates of 3/8/2014, 3/8/2015, 3/8/2016 and 3/8/2017.

(11)	Company Options were scheduled to vest 25% per year with vesting dates of 4/29/2014, 4/29/2015, 4/29/2016 and 4/29/2017.

(12)	Company Options were scheduled to vest 25% per year with vesting dates of 7/22/2014, 7/22/2015, 7/22/2016 and 7/22/2017.

(13)	Company Options were scheduled to vest 25% per year with vesting dates of 3/3/2015, 3/3/2016, 3/3/2017 and 3/3/2018.

(14)
Represents shares of Company common stock granted to the named executive officers on March 5, 2010 pursuant to the 2007 Equity Plan. Restricted stock was scheduled to vest 20% per year with vesting dates of 3/5/2011, 3/5/2012, 3/5/2013, 3/5/2014 and 3/5/2015.

(15)
Represents shares of Company common stock granted to the named executive officers on March 10, 2011 pursuant to the 2007 Equity Plan. Restricted stock was scheduled to vest 20% per year with vesting dates of 3/10/2012, 3/10/2013, 3/10/2014, 3/10/2015 and 3/10/2016.

(16)
Represents shares of Company common stock granted to the named executive officers on July 10, 2012 pursuant to the 2011 Equity Plan. Restricted stock was scheduled to vest 33.33% per year with vesting dates of 4/9/2013, 4/9/2014 and 4/9/2015.

(17)
Represents shares of Company common stock granted to the named executive officers on February 19, 2013 pursuant to the 2011 Equity Plan. Restricted stock was scheduled to vest 20% per year with vesting dates of 2/19/2014, 2/19/2015, 2/19/2016, 2/19/2017 and 2/19/2018.

(18)
Represents shares of Company common stock granted to the named executive officers on March 3, 2014 pursuant to the 2011 Equity Plan. Restricted stock units were scheduled to vest 33.33% per year on March 3, 2015, March 3, 2016 and March 3, 2017.

(19)
Represents 66.66% of the target number of shares of Company common stock granted in 2012, which remained unearned and unvested as of January 3, 2015. Upon consummation of the Merger, 66.66% of the target number of shares became vested and were cancelled in exchange for the Performance Share Award Consideration.

(20)
Represents 100% of the target number of shares of Company common stock granted in 2013, which remained unearned and unvested as of January 3, 2015. The Performance Share Awards were scheduled to vest after a three-year performance period upon achievement of the applicable performance goals, which determination was to occur no later than March 15 of the calendar year following the end of the performance period during which the shares were earned, so long as the recipient remained employed through such time. Upon consummation of the Merger, the target number of shares became vested and were cancelled in exchange for the Performance Share Award Consideration.

(21)
Represents 100% of the target number of shares of Company common stock granted in 2014, which remained unearned and unvested as of January 3, 2015. The Performance Share Awards were scheduled to vest after a three-year performance period upon achievement of the applicable performance goals, which determination was to occur no later than March 15 of the calendar year following the end of the performance period during which the shares were earned, so long as the recipient remained employed through such time. Upon consummation of the Merger, the target number of shares became vested and were cancelled in exchange for the Performance Share Award Consideration.

SAFEWAY INC. AND SUBSIDIARIES

OPTION EXERCISES AND STOCK VESTED
The following table shows the number of shares of Company common stock acquired by each named executive officer during fiscal year 2014 upon the exercise of Company Options, the number of shares of Restricted Stock held by each named executive officer that vested and the shares underlying Performance Share Awards that were earned and issued during fiscal year 2014. Value realized represents long-term gain over many years, and we do not consider it to be part of fiscal year 2014 compensation for the named executive officers who exercised Company Options or for whom Restricted Stock vested in 2014.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
		(1)		(2)
Robert L. Edwards	198,000	$6,948,810	64,130	$2,474,934
Peter J. Bocian	—	$—	55,129	$1,892,207
Diane M. Dietz	240,000	$8,382,800	17,182	$670,760
Kelly P. Griffith	58,509	$2,042,386	23,945	$920,420
Larree M. Renda	363,102	$12,673,638	27,182	$1,050,760

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

SAFEWAY INC. AND SUBSIDIARIES

POST-EMPLOYMENT COMPENSATION
PENSION BENEFITS
The following table quantifies the benefits expected to be paid to the named executive officers under the ERP, a qualified defined benefit pension plan; and our Retirement Restoration Plan and Retirement Restoration Plan II (collectively, the “RRP”), non-qualified and unfunded defined benefit pension plans, as of January 3, 2015. The Retirement Restoration Plan II became effective on January 1, 2005, in connection with the passage of Code Section 409A. The terms of the plans are described below the table.
The following actuarial assumptions were employed to derive the calculations shown on the table below: (1) pension economic assumptions consistent with pension financial reporting for the 2014 fiscal year were used for calculations at the end of 2014; (2) demographic assumptions are also consistent with pension financial reporting, with the exception of modified retirement and pre-retirement decrements as required by SEC guidance; (3) discount rates of 4.00% for the ERP and 3.90% for the RRP; (4) a cash balance interest crediting and annuity conversion interest rate of 3.05%; and (5) an account balance interest crediting rate of 1.75%.
Additional actuarial assumptions used include the following: (1) mortality table for lump sum conversion - 2014 IRS Applicable Mortality Table; (2) retirement table for post-retirement mortality - RP2014 fully generational using MP 2014 scale; (3) no pre-retirement mortality, turnover or disability; (4) form of payment assumption of 65% lump sum and 35% single life annuity for ERP and 100% single life annuity for RRP; (5) retirement age of 65 for cash balance only participants (Mr. Bocian, Ms. Dietz and Mr. Edwards) and age 62 for participants in the ERP grandfather (Mr. Griffith and Ms. Renda).
Columns specified in the SEC rules are omitted where there is no amount to report.

Name	Plan Name(1)	Number of Years Credited Service (2)	Present Value of Accumulated Benefit (3)
Robert L. Edwards	ERP	9.8	$129,091
	RRP	9.8	$495,682
Peter J. Bocian (4)(5)	ERP	0.8	$7,422
	RRP	0.8	$20,256
Diane M. Dietz (5)	ERP	5.4	$43,151
	RRP (6)	5.4	$132,274
Kelly P. Griffith	ERP	27.4	$638,186
	RRP (6)	27.4	$261,963
Larree M. Renda (5)	ERP	31.4	$1,045,499
	RRP	31.4	$3,125,995

(1)
We provide our eligible executives with retirement benefits that are in addition to those provided to our employees generally. These retirement benefits are provided using a combination of a qualified defined benefit pension plan and non-qualified defined benefit pension plans. Under the ERP, upon termination of employment for any reason (including in connection with a change in control), a participant may elect to receive his or her vested benefit via a lump sum payment or an annuity paid monthly. Under the RRP, upon termination of employment for any reason (including in connection with a change in control), a participant will receive his or her vested benefit via an annuity paid monthly. Under the ERP, in the event of termination of employment for any reason, a participant must have at least three years of service with us or must have reached age 55 to receive his or her accumulated benefits, and under the RRP, a participant must have reached age 55 to receive his or her accumulated benefits.

(2)	The number of years of credited service and the present value of accumulated benefits are calculated as of January 3, 2015.

(3)
Account-based cash benefits were projected to the assumed retirement age using the appropriate interest rate (3.05% for cash balance, 1.75% for account balance). No future pay credits were assumed. These projected accounts were converted

SAFEWAY INC. AND SUBSIDIARIES

to annuities at the assumed retirement age (age 65 for Mr. Bocian, Ms. Dietz and Mr. Edwards, age 62 for Mr. Griffith and Ms. Renda) using the annuity conversion mortality and interest assumptions used in our financial disclosures (e.g., cash balance accounts are converted using the end of fiscal 2014 IRS Applicable Mortality Table and 3.05% interest). Employee contribution account balances were converted to annuities at current assumptions. Benefits payable at the assumed retirement age were converted to a present value at that date using the mortality and interest assumptions for annuity present values that were used in our financial disclosures (e.g., end of fiscal year 2014 annuity was valued at assumed retirement age using RP2014 fully generational using MP 2014 scale and 4.00% interest for the ERP, and 3.90% interest for the RRP. The ERP present value was calculated as 65% of the value of the lump sum form of payment plus 35% of the value of the single life annuity form of payment. The RRP present value was calculated as 100% of the value of the single life annuity form of payment. The present value determined at the assumed retirement age was discounted back to the end of the 2014 fiscal year using the pension financial reporting discount rate.

(4)	Mr. Bocian became eligible to participate in the ERP and RRP II on March 1, 2014, based on his continued employment.

(5)	Ms. Dietz and Ms. Renda resigned effective January 31, 2015. Mr. Bocian intends to resign in March 2015.

(6)
These amounts were not vested as of January 3, 2015. In the event the named executive officer’s employment had been terminated as of January 3, 2015, voluntarily, involuntarily (with or without cause) or as a result of a change in control, the named executive officer would have received $0 under this benefit.

Description of Retirement Plans
Retirement, or pension, benefits are provided to our executive officers under the ERP, a qualified defined benefit pension plan, and the RRP. The RRP provides benefits to certain employees, including executive officers, that cannot be paid under the qualified ERP due to Code limitations on the amount of compensation that may be taken into account for determining benefit accruals and the amount of benefits that may be paid under the ERP. The RRP also takes into account all compensation deferred under our deferred compensation plans for purposes of determining such benefits. When calculating the maximum benefit payable under the RRP, no more than 35 years of participation in the ERP are included.
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
Under the ERP, the named executive officer becomes vested in his or her accrued benefits after three years of service or reaching age 55, whichever occurs first. If he or she has three years of service with us, vested benefits under the ERP are available following termination, regardless of age. Benefits under the RRP are available to participants who terminate employment at or after age 55, and benefit payments commence within 90 days of the first day of the seventh month after such termination of employment. The normal retirement benefit under the Retirement Plans is determined as a life annuity that is actuarially equivalent (based on the annual rate of return on 30-year treasury securities and mortality assumptions specified in the ERP) to the cash balance at retirement. Active participants as of June 30, 1999 are also eligible for a minimum benefit based on the benefit formulas under the Retirement Plans in effect prior to July 1, 1999, under which benefits continued to accrue through June 30, 2006.
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

SAFEWAY INC. AND SUBSIDIARIES

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
Supplemental Retirement Benefit
No executive officer has a supplemental retirement benefit other than the RRP.
NON-QUALIFIED DEFERRED COMPENSATION
The following table shows the non-qualified deferred compensation benefits for each of the named executive officers for the fiscal year ended January 3, 2015. No Company contributions were made for the named executive officers during the fiscal year ended January 3, 2015. Columns specified in the SEC rules are omitted where there is no amount to report.

Name	Aggregate Earnings in Last FYE		Aggregate Balance at Last FYE
Robert L. Edwards	$—		$—
Peter J. Bocian	$—		$—
Diane M. Dietz	$—		$—
Kelly P. Griffith	$—		$—
Larree M. Renda	$22,115	(1)	$1,392,884	(2)
_______________________________________________

(1)	This amount reflects the credited earnings for Ms. Renda that accrued under our Executive Deferred Compensation Plan and Executive Deferred Compensation Plan II.

(2)
This amount reflects the aggregate balance as of January 3, 2015, of which $1,370,769 has previously been reported as compensation in prior years for Ms. Renda in the “Summary Compensation Table” above in this Form 10-K.

Description of the Executive Deferred Compensation Plans
We have two deferred compensation plans that are non-qualified defined contribution plans: the Executive Deferred Compensation Plan and the Executive Deferred Compensation Plan II (collectively, the “Executive Deferred Compensation Plans”), in which certain eligible officers, including executive officers, are eligible to participate. The Executive Deferred Compensation Plan was frozen as of December 31, 2004, and the Executive Deferred Compensation Plan II was adopted effective January 1, 2005, in connection with the passage of Section 409A of the Code. The Executive Deferred Compensation Plans allow each participant officer to defer salary or bonus and to have those credited amounts mirror the investment performance of a selection of mutual funds. We do not make any credit

SAFEWAY INC. AND SUBSIDIARIES

matching contributions to the individual accounts of our executive officers under the Executive Deferred Compensation Plans. We are responsible for making payments under the Executive Deferred Compensation Plans from our general assets on designated distribution dates.
Participants are able to defer up to 100% of base salary and up to 100% of bonus, with a minimum of $5,000 for any plan year. The deferred amounts are credited to accounts established for the participants. Deferred amounts and credited earnings are held in a rabbi trust. Each participant is fully vested in the portions attributable to his or her own deferrals of salary and bonus.
At the time a participant makes a deferral election, he or she is required to elect when the amount attributable to such deferral election is to be distributed and whether such amount is to be paid in a lump sum or installments (provided the account balance is at least $50,000). Participants can schedule distributions to be paid while employed or upon retirement. If a participant terminates for reasons other than retirement (termination at age 55 or older) or disability, the participant’s account balance is paid in a lump sum (commencing within 90 days of the first day of the seventh month after such termination of employment for any reason or, if earlier, within 90 days of the date of the participant’s death). The Executive Compensation Committee has the authority to permit an early distribution to a participant upon his or her demonstration of need due to an unforeseeable emergency.
The table below shows the funds available under the Plan and the funds’ annual rate of return for the calendar year ended December 31, 2014. The performance results reported below are net of investment management fees. Participants can change investment allocations monthly. Any earnings or losses on each participant’s account are credited (or debited) with earnings (or losses) at the end of each month.

	Rate of Return	Name of Fund	Rate of Return
American Funds American Asset Allocation	4.48%	JHAM Money Market	(0.52)%
Davis Fundamental Value*	6.50%	PIMCO Total Return	4.16%
Franklin Templeton International Value	(12.99)%	RCM/T. Rowe Price Science & Technology	12.28%
GMO U.S. Equity	10.42%	T. Rowe Price Blue Chip Growth	8.48%
Invesco-DFA Small Cap Opportunities	1.82%	T. Rowe Price Equity-Income	6.88%
Jennison Capital Appreciation	9.06%	T. Rowe Price Mid Value	10.00%
JHAM 500 Index -- Class B	12.81%	T. Rowe Price Small Company Value	(0.44)%
JHAM Bond	4.95%	Wellington Mid Cap Stock	7.42%
JHAM Fundamental Large Cap Value*	0.48%	Western Asset High Yield	(0.44)%

*Reflects cumulative rate of return as fund was not in place for an entire year and, therefore, the rates are not annualized. The Davis Fundamental Value Fund was replaced by the JHAM Fundamental Large Cap Value Fund effective November 10, 2014. The cumulative rate of return for the Davis Fundamental Value Fund is for the year ended November 10, 2014. The cumulative rate of return for the JHAM Fundamental Large Cap Value Fund is for the period from November 10, 2014 through December 31, 2014.

SAFEWAY INC. AND SUBSIDIARIES

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
Executive Severance Plan. Effective February 19, 2014, we adopted the Executive Severance Plan which provides for the payment of severance and other benefits to eligible employees in the event of a qualifying termination of employment.
In the event of a termination of employment with the Company without Cause or for Good Reason, as defined below, and subject to the employee’s execution of a general release of liability against the Company, the Executive Severance Plan provides the following payments and benefits to the named executive officers:

•	continued payment of base salary until the second annual anniversary, in the case of the CEO, or the 18-month anniversary, in the case of each Executive Vice President, of the termination date;

•
upon attainment of the performance criteria with respect to the annual cash bonus for the year in which the termination occurs, a pro-rated bonus payable at the same time bonuses are paid to the Company’s executives generally; and

•
payment of COBRA premiums, or if eligible, participant contributions under the Safeway Inc. Welfare Benefits Plan for Retirees, or the equivalent, until the second annual anniversary, in the case of the CEO, or the 18-month anniversary, in the case of each Executive Vice President, of the termination date.

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

•
payment of COBRA premiums, or if eligible, participant contributions under the Welfare Benefits Plan, or the equivalent, until the second annual anniversary, in the case of the CEO, or the 18-month anniversary, in the case of each Executive Vice President, of the termination date.

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
Under the Executive Severance Plan, “Cause” is defined as having the meaning ascribed to such term in any written employment agreement between the respective employee and the Company, and if no such written employment agreement is in force or effect, the employee’s (a) conviction of, or the entry of a plea of guilty or no contest to, a felony or any other crime that causes the Company public disgrace or disrepute, or adversely affects the Company’s operations, financial performance, or relationship with its customers; (b) misappropriation of funds or other property of the Company or its affiliates; (c) refusal to perform the lawful and reasonable directives of a supervisor, the Company’s Chief Executive Officer or the Board; (d) failure to perform the duties of employment with the Company or any of its subsidiaries which continues for a period of 14 days (other than by illness or injury); or (e) material breach of any agreement with or duty owed to the Company or any of its affiliates. However, none of the foregoing events or conditions constitutes Cause unless the Company provides the employee with written notice of the event or condition and 30 days to cure such event or condition (if curable) and the event or condition is not cured within such 30 day period. “Good Reason” is defined as having the meaning ascribed to such term in any written employment agreement between the respective employee and the Company and, if no such written employment agreement is in force or effect, the occurrence of any of the following, without the employee’s prior consent: (a) a material, adverse change in the employee’s responsibilities, authority or duties (including as a result of the assignment of duties materially inconsistent with the employee’s position); (b) a material reduction in the employee’s base salary; (c) a material transfer of the employee’s principal place of

SAFEWAY INC. AND SUBSIDIARIES

employment to a location more than 50 miles away from the employee’s principal place of employment immediately prior to a change in control; or (d) the Company’s material breach of its agreement with the respective employees under the Executive Severance Plan. However, none of the foregoing events or conditions will constitute Good Reason unless: (x) the employee provides the Company with written objection to the event or condition within 90 days following the occurrence thereof; (y) the Company does not reverse or otherwise cure the event or condition within 30 days of receiving that written objection; and (z) the employee resigns his/her employment within 30 days following the expiration of that cure period.
Bonus Plans
In the event an executive officer’s employment terminates on or after the last day of the fiscal year and before actual bonuses are paid, whether due to resignation, retirement, disability or otherwise, the Executive Compensation Committee has historically retained the discretion to determine whether the executive was entitled to a bonus payout based on that fiscal year’s results under our bonus plans. The estimated payout under these plans is described in the table under “Grants of Plan-Based Awards” above in this Form 10-K.
Retention Bonus Plan
On March 6, 2014, the Executive Compensation Committee approved and adopted the Retention Bonus Plan, for certain of our key employees including our named executives officers (other than the CEO). The Retention Bonus Plan provides each participant with payment of a cash retention bonus on each of March 6, 2015 and March 6, 2016, subject to remaining employed through each such date, in an amount equal to a percentage of the participant’s annual base salary as in effect on March 6, 2014, in an amount ranging from 25% to 37.5%. For Executive Vice Presidents participating in the Retention Bonus Plan, including each of the named executive officers (other than the CEO), each bonus payment will be equal to 37.5% of their annual base salary. Notwithstanding the foregoing, in the event a participant’s employment with the Company is terminated without Cause or for Good Reason (as the terms “Cause” and “Good Reason” are defined in the Executive Severance Plan), the participant will be entitled to receive any unpaid cash retention bonus amounts in a lump sum as soon as practicable following termination.
The Executive Compensation Committee delegated all of its duties and authority under the Retention Bonus Plan to the Company’s CEO, who shall act as administrator of the plan.
Mr. Bocian, Ms. Dietz and Ms. Renda also executed certain Separation Agreements (described below), providing for certain payments which were made upon the close of the Merger and in connection with their resignations in lieu of any payment entitled to them under the Retention Bonus Plan or Executive Severance Plan.
Separation Agreements
On October 22, 2014, the Company entered into a Separation Agreement and General Release of Claims Agreement with each of Peter J. Bocian, the Company’s Executive Vice President and Chief Financial Officer, Diane M. Dietz, the Company’s former Executive Vice President and Chief Marketing Officer and Larree M. Renda, the Company’s former Executive Vice President. Pursuant to the Separation Agreements, each of the executives named above agreed to continue his or her employment with the Company in his or her above-mentioned capacity until such employment was terminated either by the Company or by the executive (the “Severance Date”), and the Company agreed that it would not terminate the executive’s employment before the closing date of the Merger unless the termination was for Cause (as such term is defined in the Executive Severance Plan).
Pursuant to the respective Separation Agreements, on the date of the closing of the Merger, Mr. Bocian was paid the sum of $713,037, Ms. Dietz was paid the sum of $1,838,099 and Ms. Renda was paid the sum of $2,243,755, in each case less any applicable withholdings. In addition, following each executive’s resignation and release of claims against the Company the following payments were or will be made pursuant to the respective Separation Agreements: Mr. Bocian will be paid the sum of $2,072,875, Ms. Dietz was paid the sum of $2,168,016 and Ms. Renda was paid the sum of $2,440,070, in each case less any applicable withholdings. Payments made to the executives pursuant to the

SAFEWAY INC. AND SUBSIDIARIES

Separation Agreements satisfied (or will satisfy, in the case of Mr. Bocian) in full any obligations the Company may have had to such executives under the Executive Severance Plan and the Retention Bonus Plan.
Acceleration of Company Options, Performance Share Awards, Restricted Stock and Restricted Stock Units. Upon consummation of the Merger, all Company Options, Performance Share Awards, Restricted Stock and Restricted Stock Units accelerated and vested, and were cancelled in exchange for consideration as described above in this Form 10-K. Awards granted on or after February 14, 2012 provided for double-trigger acceleration of vesting upon a change in control. As a result, such equity awards became fully vested upon consummation of the Merger because Albertson’s Holdings LLC (“Parent”) did not assume the awards. If such awards had been assumed, they would have become fully vested only in the event the executive’s employment was terminated without Cause or the executive terminated his or her employment for Good Reason (as such terms “Cause” and “Good Reason” are defined in the Executive Severance Plan) within one year following the Merger.
Our Performance Share Awards were also subject to such double-trigger acceleration and payable at the greater of the target or the number of shares that would have been earned based on actual achievement of the performance goals through the most recently completed fiscal year. Upon consummation of the Merger, the Performance Share Awards granted pursuant to the 2012-2014 Performance Share Award program (second and third tranches only), the 2013-2015 Performance Share Awards and the 2014- 2016 Performance Share Awards were paid out at 100% of target.
Our 2014 Company Option and Restricted Stock Unit award agreements also provided for accelerated vesting in the event of death. In addition, 2014 awards that were granted at least 12 months prior to a qualifying retirement or any time prior to a permanent disability continued to become exercisable, in the case of Company Options, or paid out, in the case of Restricted Stock Unit awards, based on the same vesting schedule in place for the award prior to such termination. A qualifying retirement was defined as a termination at age 58 or older after at least seven consecutive years of service to the Company. All such Company Options and Restricted Stock Unit awards became vested and cancelled upon consummation of the Merger in exchange for Option Consideration and Restricted Stock Unit Consideration, respectively.
We believe that these protections contributed to a competitive compensation program for our employees.
Performance Share Award Waiver Agreement
On December 24, 2014, the Company entered into a Performance Share Award Waiver Agreement with Kelly P. Griffith, the Company’s Executive Vice President, Retail Operations (the “Performance Share Award Waiver Agreement”). In connection with the Merger, and pursuant to the Performance Share Award Waiver Agreement, Mr. Griffith agreed to irrevocably waive his right to receive any consideration with respect to 4,000 of the Performance Share Awards granted to him pursuant to a Performance Share Award Grant Notice and Agreement, dated March 8, 2013 (“Award Agreement”). In addition, the Performance Share Award Waiver Agreement provides for the payment of a one-time retention bonus to Mr. Griffith in an amount equal to $130,000, payable on the first regular payroll date following January 2, 2016, subject to all applicable withholding taxes, provided Mr. Griffith remains continuously employed with the Company or one of its affiliates through January 2, 2016. Notwithstanding the forgoing, if Mr. Griffith’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in the Award Agreement) on or prior to January 2, 2016, he shall remain entitled to receive such cash lump-sum payment as soon as practicable, and in no event later than 30 days, after the date of such termination of his employment.
Perquisites
No perquisites, described in footnote 8 to the Summary Compensation Table in this Form 10-K, continue after termination of employment.

SAFEWAY INC. AND SUBSIDIARIES

Retirement Plans
Under the Retirement Plans, in the event of a termination of employment of a named executive officer for any reason, including in connection with a change in control, the named executive officer is entitled to receive any vested retirement benefits that have accumulated as of the date of termination. For a discussion of the benefits that would be payable and the manner of payment to our named executive officers under the Retirement Plans see “Post-Employment Compensation--Pension Benefits” above in this Form 10-K.
Benefits Payable upon Death
Under the ERP or Retirement Restoration Plan, the accumulated benefit of each of the named executive officers will be payable if the executive dies after vesting or if death occurs prior to vesting but while the executive is still an employee. Under the Retirement Restoration Plan II, accumulated benefits are payable only if death occurs after age 55 while still an employee. The executive officer’s beneficiary can receive the executive’s accumulated benefits in the form of a lump sum (ERP only), an annuity paid monthly or in installments (the required form of payment under the Retirement Restoration Plan II if the beneficiary is not the surviving spouse). In addition, under the RRP, each of the named executive officers (as well as other executives of the Company) is entitled to payment of a special death benefit if any such individual dies while employed as an executive officer or after retiring as an executive officer, regardless of age, as described in the section of this Form 10-K titled “Post-Employment Compensation--Pension Benefits” above.
Potential Payments Upon Termination, Change in Control, or Death or Disability. Set forth in the table below are our reasonable estimates of the benefits paid to Mr. Edwards, Mr. Bocian and Mr. Griffith assuming that each of the following events occurred on December 31, 2014, the last business day of the fiscal year 2014: (1) a change in control and qualifying termination of employment; and (2) a termination as a result of death or permanent disability. In the case of Ms. Dietz and Ms. Renda, the table below sets forth the actual severance and other benefit paid to them in connection with their termination of employment in January 2015. In the case of Mr. Bocian, the table below sets forth the actual severance and other benefits paid or payable to him in connection with the Merger and his anticipated termination of employment. Excluded from the table below are benefits which were accrued under the Executive Deferred Compensation Plans and the Retirement Plans. For information on such accrued benefits, see the “Pension Benefits Table” and the “Nonqualified Deferred Compensation Table” in this Form 10-K. Also excluded are benefits provided to all employees, such as accrued vacation. While we have made reasonable assumptions regarding the amounts payable, the amounts shown below do not necessarily reflect the amounts which were and which will be paid in connection with the Merger.

Name	Trigger	Cash Severance	Cash Retention Bonus	Value of Option Acceleration	Value of Restricted Stock and RSU Acceleration	Value of Performance Award Acceleration	Continuation of Employment Benefits	Total Value
Robert L. Edwards	Change of Control and Qualifying Termination	$4,042,500	$—	$3,094,095	$4,039,387	$11,322,400	$93,390	$22,591,772
	Death or Disability	$3,500,000	$—	$—	$—	$7,153,698	$—	$10,653,698
Peter J. Bocian	Change of Control and Qualifying Termination	$1,532,125	$540,750	$2,408,000	$3,259,045	$974,717	$—	$8,714,637
	Death or Disability	$2,384,000	$—	$—	$—	$972,117	$—	$3,356,117
	Anticipated Termination	$2,785,912	$—	$2,408,000	$3,259,045	$974,717	$—	$9,427,674
Diane M. Dietz	Actual Termination	$4,006,115	$—	$2,554,132	$1,496,397	$5,317,558	$—	$13,374,202
Kelly P. Griffith	Change of Control and Qualifying Termination	$1,532,125	$670,750	$1,385,034	$1,209,561	$4,632,629	$33,807	$9,463,906
	Death or Disability	$2,384,000	$—	$—	$—	$3,126,056	$—	$5,510,056
Larree M. Renda	Actual Termination	$4,483,825	$—	$2,554,132	$1,847,697	$3,595,248	$24,467	$12,505,369

SAFEWAY INC. AND SUBSIDIARIES

DIRECTOR COMPENSATION
Prior to the Merger, we believed that compensation for non-employee directors should be competitive and should encourage ownership of shares of Company common stock. Our compensation program for non-employee directors was intended to provide a competitive total compensation package designed in a manner consistent with conventional practices.
Compensation For 2014, each non-employee director received an annual fee of $215,000 for service on the Board. For 2014, the Non-Executive Chairman received an additional annual fee of $125,000. The Chair of the Audit Committee also received an additional annual fee of $25,000. Each other member of the Audit Committee received an annual fee of $15,000. The Chairs of the Executive Compensation Committee and the Nominating and Corporate Governance Committee received an annual fee of $15,000. Each other member of these committees received an annual fee of $10,000. Each member of the Executive Committee, except Mr. Edwards, received an annual fee of $15,000. All fees were payable quarterly.
Deferred Stock Units Under the Directors Deferred Compensation Plan, as adopted in late 2006 and amended in 2007, prior to 2008, 50% of the fees each director received were automatically deferred into stock units based on an equivalent number of shares of Company common stock that could have been purchased with the deferred compensation. Starting with the 2008 plan year and through the 2013 plan year, $50,000 of the fees each director received and 50% of the balance of such fees were automatically deferred into stock units. Starting with the 2014 plan year, $85,000 of the fees each director received and 50% of the balance of such fees were automatically deferred into stock units. These deferred amounts were payable only upon the director’s termination of service as a director. In addition, a non-employee director could elect to defer, until a specified calendar year or until retirement from the Board, all or any portion of the remainder of the director’s cash compensation. The director could elect to have such compensation credited to a cash credit account that accrued interest at the prime rate or a stock credit account. None of our non-employee directors elected to have compensation credited to a cash credit account. Non-employee directors’ stock accounts were credited with additional stock units relating to the payment of dividends based on an equivalent number of shares of Company common stock that could have been purchased with the dividend payable on the number of shares of Company common stock to which the director’s stock units were then equivalent. All distributions of a director’s cash or stock credit account would be made in cash.
Upon consummation of the Merger, all shares of Company common stock credited in the “stock credit accounts” under the Directors Deferred Compensation Plan were cancelled in exchange for (i) an amount in cash equal to the product of (A) the number of shares of Company common stock credited to each such “stock credit account” and (B) the Cash Merger Consideration; (ii) one PDC CVR in respect of each share of Company common stock credited to each such “stock credit account;” and (iii) one Casa Ley CVR in respect of each share of Company common stock credited to each such “stock credit account.”
Stock Ownership Requirements
The Guidelines provided that by the later of (i) five years from the date on which a non-employee director was elected to the Board or (ii) December 4, 2009, the director must have achieved (and thereafter maintained) a level of Company stock ownership of not less than five times the amount of the annual cash retainer earned for service on the Board. The shares may have been acquired by a director by purchasing shares of Company common stock or by deferring his or her compensation under the terms of the Directors Deferred Compensation Plan.
The following table shows all cash and non-cash compensation provided in fiscal year 2014 to each of our non-employee directors who served as directors during fiscal year 2014. We did not award annual options or provide non-equity compensation or pension benefits to our non-employee directors. Columns specified in the SEC rules are omitted where there is no amount to report.

SAFEWAY INC. AND SUBSIDIARIES

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Company Option Awards (3)	Total (4)
Janet E. Grove	$18,750	$353,373	$—	$372,123
Mohan Gyani	$98,750	$178,518	$—	$277,268
Frank C. Herringer	$—	$386,925	$—	$386,925
George J. Morrow	$15,625	$244,976	$—	$260,601
Kenneth W. Oder	$—	$383,437	$—	$383,437
T. Gary Rogers	$164,375	$128,878	$—	$293,253
Arun Sarin	$21,250	$318,500	$—	$339,750
William Y.Tauscher (5)	$164,286	$—	$—	$164,286
_________________________________________

(1)	Consists of the fees earned in cash through January 3, 2015.

(2)
Represents the total fees earned that were deferred into stock units in fiscal year 2014 pursuant to the Directors Deferred Compensation Plan through January 3, 2015, including dividends. Each director’s stock credit account was credited, as of the last day of the calendar quarter, with a share of Company common stock equivalent to the number of shares of Company common stock (including fractions of a share) that could have been purchased at the average of the closing prices per share of Company common stock on each business day during the last month of the calendar quarter with the amount of the compensation deferred during the quarter under the Directors Deferred Compensation Plan. Amounts shown in the table are consistent with the fair values of such Company common stock equivalents credited to each director’s account during 2014 under FASB ASC Topic 718. This amount also includes the total dividends paid during the year. As of the date any dividend was paid to holders of shares of Company common stock, the director’s stock credit account was credited with additional shares of Company common stock equivalents equal to the number of shares of Company common stock (including fractions of a share) that could have been purchased at the closing price per share of Company common stock on such date with the dividend paid on the number of shares of Company common stock to which the director’s stock credit account is then equivalent. As of January 3, 2015, the following numbers of shares of Company common stock were owned by each of the directors in his or her stock credit account: Ms. Grove, 91,560; shares; Mr. Gyani, 76,043 shares; Mr. Herringer, 69,702 shares; Mr. Morrow, 10,168 shares; Mr. Oder, 72,319 shares; Mr. Rogers, 28,640 shares; and Mr. Sarin, 38,499 shares. Upon consummation of the Merger, all shares credited in the “stock credit accounts” were cancelled and exchanged for amounts as set forth under the heading “Directors Deferred Compensation” above in this Form 10-K.

(3)
Prior to February 2010, each new director received an initial grant of Company Options to purchase 20,000 shares of Company common stock, which vested ratably over three years. There were no grants of Company Options made to directors in connection with their Board service during fiscal year 2014. The following numbers of Company Options were outstanding and held by each of the following non-employee directors serving as such as of January 3, 2015: Messrs. Herringer, Oder and Sarin, 20,000. As noted earlier in this Form 10-K, upon consummation of the Merger, all Company Options became vested and cancelled in exchange for Option Consideration.

(4)	The directors received no perquisites or other personal benefits in fiscal year 2014.

(5)	Mr. Tauscher became a paid member of the Board effective with the Blackhhawk Spin-Off on April 14, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is currently one share of the Company’s common stock, $0.01 par value per share, issued and outstanding, which is held by Albertson’s Holdings LLC (“Parent”). AB Acquisition LLC (“Ultimate Parent”) holds all the issued and outstanding equity of Parent. Ultimate Parent is owned by a consortium of investors led by Cerberus Capital Management, L.P. and includes entities controlled by Kimco Realty Corp., Klaff Realty LP, Lubert-Adler Partners LP and Schottenstein Stores Corporation (together the "Sponsors" ). All of

SAFEWAY INC. AND SUBSIDIARIES

the voting power of the Company's common stock is indirectly held by the Sponsors who indirectly control us through their ownership of Ultimate Parent.
Equity Compensation Plan Information
The following table provides information as of January 3, 2015 about equity awards under our equity compensation plans. As noted above, upon consummation of the Merger, all equity awards under our compensation plans were accelerated, vested and cancelled in exchange for consideration from the Merger as described above in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,223,740(2)	$19.9529(3)	14,105,894
Equity compensation plans not approved by security holders	—	N/A	—
Total	10,223,740	$19.9529	14,105,894
__________________________________

(1)
Reflects securities that were to be issued under the 1999 Equity Plan, the 2007 Equity Plan and the 2011 Equity Plan. Includes shares issuable under the 1999 Equity Plan pursuant to awards of Company Options made under prior plans we maintained, which were consolidated into the 1999 Equity Plan upon approval by our stockholders.

(2)	Consisted of 6,155,458 outstanding Company Options, 1,984,997 outstanding Performance Share Awards. 674,656 outstanding Restricted Stock Units and 1,408,629 outstanding shares of Restricted Stock.

(3)	Represents the weighted-average exercise price for the 6,155,458 outstanding Company Options as of January 3, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In 2007, the Board adopted a written policy and procedures for the review, approval or ratification of “Related Party Transactions,” which polices and procedures were in place prior to the consummation of the Merger. For purposes of the policy, a “Related Party Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of our subsidiaries) was, is or will be a participant, and the amount involved exceeds $120,000, and in which any Related Party had, has or will have a direct or indirect interest. The policy defines “Related Party” as:

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

SAFEWAY INC. AND SUBSIDIARIES

Under the policy, the then-existing Audit Committee has historically reviewed the relevant facts and circumstances of each Related Party Transaction, including if the transaction was on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the Related Party’s interest in the transaction, and either approved or disapproved the Related Party Transaction. A Related Party Transaction could be consummated and continue only if the Board approved or ratified such transaction in accordance with the guidelines set forth in the policy. If advance Board approval of a Related Party Transaction requiring the Board’s approval was not feasible, then the transaction could be preliminarily entered into by management upon prior approval of the transaction by the Chairman of the Board, subject to ratification of the transaction by the Board at the next regularly scheduled meeting; provided that if ratification was not forthcoming, management was required to make all reasonable efforts to cancel or annul the transaction. No director could participate in the approval of a Related Party Transaction for which he or she was a Related Party.
The Audit Committee had previously reviewed and pre-approved certain types of Related Party Transactions, which are deemed approved or ratified, as applicable, under the policy, including the following:

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

Relationship with Blackhawk and Related Transactions
During the fiscal year 2014, we completed the following transactions involving Blackhawk involving amounts in excess of $120,000, including the Blackhawk Spin-Off which became effective April 14, 2014.
Gift Card Transfer and Management Agreement
Under the Gift Card Transfer and Management Agreement we entered into with Blackhawk in February 2006 (the “Card Management Agreement”), Blackhawk provides us with certain services related to Safeway-branded gift cards. During 2014, we paid Blackhawk $455,688 under the Card Management Agreement.

SAFEWAY INC. AND SUBSIDIARIES

Gift Card Alliance Partners Program Agreements (U.S. and Canada)
We entered into the Amended and Restated Gift Card Alliance Partners Program Agreement with Blackhawk effective December 30, 2012, as amended in February 2014 (the “U.S. Alliance Partner Agreement”). Our subsidiary, Canada Safeway Limited (now CSL IT Services ULC) (“Safeway Canada”) entered into the Amended and Restated Alliance Partners Program Agreement with Blackhawk Network (Canada) Ltd., a subsidiary of Blackhawk (“Blackhawk Canada”), effective March 15, 2013 (the “Canadian Alliance Partner Agreement”). We refer to the U.S. Alliance Partner Agreement and the Canadian Alliance Partner Agreement collectively as the “Blackhawk Alliance Partner Agreements.” Under the Blackhawk Alliance Partner Agreements, we offer products provided by Blackhawk for sale in our stores in the United States and Canada, and Blackhawk and Blackhawk Canada provide funds and services relating to the management, marketing and service of products and services offered through the Blackhawk Alliance Partner Agreements, as well as relating to those products.
During 2014, under the Blackhawk Alliance Partner Agreements, Blackhawk paid an aggregate of $11.3 million to us and we paid an aggregate of $274.6 million to Blackhawk.
Card Production and Card Services Agreements (U.S. and Canada)
In October 2011 and November 2011 (as amended in March 2012), we and Safeway Canada entered into Agreements for Services with Blackhawk and Blackhawk Canada, respectively, under which Blackhawk produces Safeway-branded gift cards and provides us with related services.
During 2014, we paid Blackhawk $519,330 under these agreements.
Amended and Restated Tax Sharing Agreement
We filed federal income tax returns and certain state income tax returns on a consolidated basis with Blackhawk starting in 2003. Effective December 30, 2012, we and Blackhawk amended and restated the prior Tax Sharing Agreement dated January 2006, as amended January 2010 (the “Amended and Restated TSA”). Under the Amended and Restated TSA, we and Blackhawk generally made payments to each other such that, with respect to U.S. federal income tax returns for any taxable period in which Blackhawk or any of its subsidiaries included in our consolidated group for U.S. federal income tax purposes, the amount of taxes to be paid by Blackhawk was determined, subject to certain adjustments, as if Blackhawk and each of its subsidiaries was included in such consolidated group filed their own consolidated federal income tax return. For state and local income tax purposes, the amended and restated TSA provided that we and Blackhawk would generally make payments to each other such that, with respect to state and local income tax returns for any taxable period in which Blackhawk or any of its subsidiaries were included in our combined, consolidated or unitary group for state or local income tax purposes, the amount of taxes to be paid by Blackhawk was determined, subject to certain limitations, by calculating the excess of any taxes shown due on any such return over the amount that would otherwise be due if the return were recalculated by excluding Blackhawk and any of its included subsidiaries. In addition, the Amended and Restated TSA requires us to fund certain state tax payments by Blackhawk relating to the Blackhawk Spin-Off. We expect Blackhawk to be included in our consolidated group for income tax purposes and for some state and local income tax purposes from January 1, 2014 through the date of the Blackhawk Spin-Off. During 2014, Blackhawk paid us $0.7 million for prior years’ taxes due under the Amended and Restated TSA, and we advanced approximately $27.7 million to Blackhawk to fund current year estimated state tax payments by Blackhawk. For further information, see Notes A and B to the Consolidated Financial Statements in this Form 10-K.

SAFEWAY INC. AND SUBSIDIARIES

Lease Agreements
We lease corporate offices to Blackhawk under a sublease that expires in April 2017. We also leased approximately 6,000 square feet of office space in Phoenix, Arizona to Blackhawk under a lease agreement that expired in 2014. During 2014, Blackhawk paid us an aggregate of $608,727 pursuant to these lease agreements.
Cash Management and Treasury Services Agreement
On April 4, 2013, we entered into a cash management and treasury services agreement with Blackhawk (the “CMATSA”). We were permitted to borrow cash from Blackhawk’s operating accounts in excess of its immediate working capital and other operating requirements, calculated in accordance with the CMATSA, on an overnight basis, to meet our short-term funding requirements. These advances were evidenced by unsecured promissory notes.
The CMATSA, together with the promissory notes issued thereunder, were terminated effective March 28, 2014.

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees billed to Safeway by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for professional services rendered for fiscal years 2014 and 2013.

	2014	2013
Audit Fees (1)	$4,667,000	$9,705,000
Audit-Related Fees (2)	$754,000	$724,000
Tax Fees (3)	$9,050,000	$5,773,000
All Other Fees (4)	$5,000	$8,000
_________________________________________

(1)
Audit Fees represent fees for professional services provided in connection with the audit of our consolidated annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, as well as audits of subsidiary financial statements (including statutory audits), regulatory filings, consents and other SEC matters. Audit Fees declined in 2014 primarily due to the disposal of certain subsidiaries whose audit fees are no longer incurred by Safeway Inc.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2014 and 2013 this category consisted primarily of services related to employee benefit plan audits.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance and tax planning and advice. Fees for tax compliance services totaled $750,000 and $378,000 in 2014 and 2013, respectively. Tax compliance services included federal, state, local and international income tax return assistance, sales and use tax return assistance and assistance with tax audits. Fees for tax planning and advice services totaled $1,400,000 and $821,000 in 2014 and 2013, respectively. In 2014 and 2013, there were additional fees of $6,900,000 and $4,574,000, respectively, related to planning and executing transactions predominantly relating to Canada Safeway, Dominick's, the distirubtion of Blackhawk and the Merger with Albertsons.

(4)	All Other Fees consist of services related to technical accounting database subscriptions and training.

Pre-Approval Process and Policy
All of the services performed by the independent auditors in 2014 and 2013 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Company’s then existing Audit Committee in 2003. This policy described the permitted audit, audit-related, tax and other services that the independent auditors could perform. The

SAFEWAY INC. AND SUBSIDIARIES

policy also required that, each year, a description of the services expected to be performed by the independent auditors for that fiscal year in each of the specified categories be presented to the Audit Committee for pre-approval. Any pre-approval was detailed as to the particular service or category of services and generally was subject to a budget.
Any requests for audit, audit-related, tax and other services not contemplated by those pre-approved services were required to be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval was considered at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, had been delegated to each member of the Company’s then existing Audit Committee. That member was required to update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
Periodically, the Audit Committee reviewed the status of services and fees incurred year-to-date against the original pre-approved services and fee levels and the forecast of remaining services and fees for the fiscal year. Any proposed services exceeding the pre-approved fee levels would require separate pre-approval by the Audit Committee.

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

Exhibit 2.2
Agreement and Plan of Merger, dated as of March 6, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 6, 2014).

Exhibit 2.3
Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Albertson's LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 7, 2014).

Exhibit 2.4
Amendment No. 2 to Agreement and Plan of Merger, dated as of June 13, 2014, by and among AB Acquisition LLC, Albertson's Holdings LLC, Albertson's LLC, Saturn Acquisition Merger Sub, Inc. and Safeway Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated June 13, 2014).

Exhibit 2.5
Asset Purchase Agreement, dated as of December 22, 2014, by and among Property Development Centers LLC, Safeway Inc., and Terrmar Retail Centers, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014).

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Safeway Inc., dated as of January 30, 2015 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated January 30, 2015).

Exhibit 3.2	Amended and Restated Bylaws of Safeway Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated January 30, 2015).

Exhibit 4(i).1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(i).2 to Registration Statement No. 33-33388).

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

SAFEWAY INC. AND SUBSIDIARIES

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

Exhibit 4(i).9
Form of Officers’ Certificate establishing the terms of the registrant’s 3.95% Notes due 2020, including the form of Notes (incorporated by reference to Exhibits 4.2 and 4.3 to the registrant’s Current Report on Form 8-K dated August 3, 2010).

Exhibit 4(i).10
Supplemental Indenture dated as of October 6, 2014, between Safeway Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, under the Indenture, dated as of September 10, 1997, as amended, and supplemented, with respect to Safeway's 3.40% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 6, 2014).

Exhibit 4(i).11
Supplemental Indenture dated as of October 8, 2014, between Safeway Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, under the Indenture, dated as of September 10, 1997, as amended, and supplemented, with respect to Safeway's 6.35% Notes due 2017 (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K dated October 6, 2014).

Exhibit 4(iii)
Registrant agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

Exhibit 10(iii).1*
The 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).10 to the registrant’s Form 10-K for the year ended December 30, 2000).

Exhibit 10(iii).2*
Amendment 2002-1 to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc., dated March 26, 2002 (incorporated by reference to Exhibit 10(iii).4 to the registrant’s Form 10-K for the year ended January 3, 2009).

Exhibit 10(iii).3*
Amendment to the 2001 Amended and Restated Operating Performance Bonus Plan for Executive Officers of Safeway Inc. (incorporated by reference to Exhibit 10(iii).1 to the registrant’s Form 10-Q for the quarterly period ended March 28, 2009).

Exhibit 10(iii).4*	Retirement Restoration Plan of Safeway Inc. (incorporated by reference to Exhibit 10(iii).11 to the registrant’s Form 10-K for the year ended January 1, 1994).

Exhibit 10(iii).5*	Safeway Executive Deferred Compensation Plan and Deferral Election Form (incorporated by reference to Exhibit 10(iii).18 to the registrant’s Form 10-K for the year ended January 1, 2000).

Exhibit 10(iii).7*
Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

Exhibit 10(iii).8*
Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement under the Blackhawk Marketing Services, Inc. 2006 Restricted Stock Plan for Eligible Employees of Safeway Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 28, 2006).

* Management contract, or compensatory plan or arrangement.

SAFEWAY INC. AND SUBSIDIARIES

Exhibit 10(iii).9*	Deferred Compensation Plan for Safeway Directors (incorporated by reference to Exhibit 10(iii).11 of the registrant’s Form 10-K for the year ended December 31, 1994).

Exhibit 10(iii).10*
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

Exhibit 10(iii).12*
Deferred Compensation Plan for Safeway Non-Employee Directors II, adopted October 20, 2010, amended and restated effective January 1, 2011 (incorporated by reference to the registrant's Form 10-K for the year ended January 1, 2011).

Exhibit 10(iii).13*	Offer Letter, dated January 23, 2013, by and between Safeway Inc. and Peter J. Bocian (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 4, 2013).

Exhibit 10(iii).14*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10(iii).1 to the registrant's Current Report on Form 8-K dated May 17, 2012).

Exhibit 10(iii).15*	Amendment Number 2013-1 to the Amended and Restated (Effective as of January 1, 2011) Deferred Compensation Plan for Safeway Non-Employee Directors II.

Exhibit 10(iii).16*
Safeway Executive Deferred Compensation Plan II, adopted effective January 1, 2005; amended October 23, 2007 (incorporated by reference to Exhibit 10(iii).30 to the registrant's Form 10-K for the year ended December 29, 2007).

Exhibit 10(iii).17*
Safeway Inc. Executive Severance Plan and Summary Plan Description effective February 19, 2014 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2014).

Exhibit 10.18
Amended and Restated Tax Sharing Agreement, dated as of April 11, 2014, by and among Safeway Inc., Blackhawk Network Holdings, Inc. and certain affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated April 11, 2014).

Exhibit 10(iii).19*	Safeway Retention Bonus Plan effective as of March 6, 2014 (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 22, 2014).

Exhibit 10(iii).20*
Performance Share Award Waiver Agreement between the Company and Kelly P. Griffin dated December 24, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated December 24, 2014).

Exhibit 10(iii).21*
Separation Agreement and General Release of Claims between Safeway Inc. and Peter J. Bocian dated October 22, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 22, 2014).

Exhibit 10(iii).23*
Separation Agreement and General Release of Claims between Safeway Inc. and Diane M. Dietz dated October 22, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 22, 2014).

Exhibit 10(iii).24*
Separation Agreement and General Release of Claims between Safeway Inc. and Larree M. Renda dated October 22, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 22, 2014).

Exhibit 10.25
Casa Ley Contingent Value Rights Agreement, dated as of January 30, 2015, by and among AB Acquisition LLC, Safeway Inc., the Shareholder Representative (as defined therein), Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to the registrant's Current Report on Form 8-K dated January 30, 2015).

Exhibit 10.26
PDC Contingent Value Rights Agreement, dated as of January 30, 2015, by and among AB Acquisition LLC, Safeway Inc., the Shareholder Representative (as defined therein), Computershare Inc. and Computershare Trust Company, N.A. as Rights Agent ((incorporated by reference to the registrant's Current Report on Form 8-K dated July 22, 2014).

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

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 3, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

SAFEWAY INC. AND SUBSIDIARIES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAFEWAY INC.

By	/s/ Robert L. Edwards	Date:	March 3, 2015
Robert L. Edwards
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Edwards as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter J. Bocian	Date:	March 3, 2015
Peter J. Bocian
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Robert G. Miller	Date:	March 3, 2015
Robert G. Miller, Director

/s/ Robert L. Edwards	Date:	March 3, 2015
Robert L. Edwards, Director
/s/ Howard Cohen	Date:	March 3, 2015
Howard Cohen, Director

/s/ Ronald Kravit	Date:	March 3, 2015
Ronald Kravit, Director

/s/ Ethan Klemperer	Date:	March 3, 2015
Ethan Klemperer, Director

/s/ Jay Schottenstein	Date:	March 3, 2015
Jay Schottenstein, Director

/s/ Hersch Klaff	Date:	March 3, 2015
Hersch Klaff, Director

SAFEWAY INC. AND SUBSIDIARIES

Exhibit Index
LIST OF EXHIBITS FILED WITH FORM 10-K FOR THE YEAR
ENDED JANUARY 3, 2015

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 21.1	Schedule of Subsidiaries.

Exhibit 31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101
The following materials from the Safeway Inc. Annual Report on Form 10-K for the fiscal year ended January 3, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes.

*	Management contract, or compensatory plan or arrangement.